Form 10-Q
period 2016-07-31
Nutriband Inc.
filed 2016-09-14
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File Number 000-55654

NUTRIBAND INC.

(Exact name of registrant as specified in its charter)

NEVADA	81-1118176
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

309 Celtic Court, Oviedo, Florida	32765
(Address of Principal Executive Offices)	(Zip Code)

(385) 881-3385

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  (Check One):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares outstanding the issuer's common stock, par value $.001 per share, was 22,375,000 as of September 13, 2016.

NUTRIBAND INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the three and six months ended July 31, 2016 and 2015 are not necessarily indicative of the results for the entire fiscal year or for any other period.

NUTRIBAND INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
	2016	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,229	$100
Inventories	27,986	-
VAT receivable	237	230
Total Current Assets	34,452	330

TOTAL ASSETS	$34,452	$330

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Short-term debt to related parties	$16,654	$9,015
Current portion of long-term debt	900	900
Accounts payable and accrued expenses	16,142	1,199

Total Current Liabilities	33,696	11,114

Long-term debt- less current portion	275	686

Total Liabilities	33,971	11,800

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized; 22,375,000 and 21,875,000 shares issued and outstanding at July 31, 2016 and January 31, 2016, respectively	22,375	21,875

Additional paid-in-capital	90,719	(8,781)
Accumulated other comprehensive income	1,295	1,640
Accumulated deficit	(113,908)	(26,204)
Total Stockholders' Equity (Deficiency)	481	(11,470)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$34,452	$330

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS)
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015

Revenue	$-	$-	$-	$-

Costs and expenses:
Selling, general and administrative expenses	35,623	-	87,704	-

Loss from operations before provision for income taxes	(35,623)	-	(87,704)	-

Provision for income taxes	-	-	-	-

Net loss	$(35,623)	$-	$(87,704)	$-

Net Loss per common share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	22,375,000	-	22,325,549	-

Other Comprehensive Income (Loss):

Net loss	$(35,623)	$-	$(87,704)	$-

Foreign currency translation adjustment	262	-	(345)	-

Total Comprehensive Loss	$(35,361)	$-	$(88,049)	$-

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended	Six Months Ended
	July 31, 2016	July 31, 2015
Cash flows from operating activities:
Net loss	$(87,704)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of Company by related party	458
Changes in operating assets and liabilities:
Inventories	(27,986)	-
Accounts payable and accrued expenses	14,913	-
Net Cash Used In Operating Activities	(100,319)	-

Cash flows from investing activities:
Net Cash Provided by Investing Activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	100,000	-
Payment of long-term debt	(458)	-
Proceeds from related parties	7,500
Payment of related party payables	(600)	-

Net Cash Provided by Financing Activities	106,442	-

Effect of exchange rate on cash	6	-

Net increase (decrease) in cash	6,129	-

Cash and cash equivalents - Beginning of period	100	-

Cash and cash equivalents - End of period	$6,229	$-

Supplementary information:

Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX MONTHS ENDED JULY 31, 2016

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of July 31, 2016 and the consolidated statements of operations, stockholders' deficiency and cash flows for the periods presented have been prepared by Nutriband, Inc. and Subsidiary (the "Company" or "Nutriband") and are unaudited. The consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' deficiency and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of January 31, 2016 was derived from audited financial statements of the Company.

Organization

Nutriband Inc. (the “Company” or “Nutriband”) was incorporated in the State of Nevada in January 2016. In January 2016, the Company acquired Nutriband Ltd. (“Nutriband Ltd”), a company registered in Dublin, Ireland, to enter the health supplement market with new applications of transdermal patches for delivery of supplements. Nutriband Ltd. moved manufacturing and operations to the United States during 2016. The product line consists of three products: an Energy Patchline, Weight Management Patchline, and a Multivitamin Patchline.

Going Concern

The consolidated financial statements for the six months ended July 31, 2016 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a past history of recurring losses from operations.  The Company will require additional funding to execute its future strategic business plan.  Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue to support its cost structure.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management acquired Nutriband Ltd. in 2016 to enter the health supplement market. The Company is also exploring some acquisition opportunities which would expand the Company’s operations into the pharmaceutical field, although no agreements have been consummated at this time.

Management believes these acquisitions will be profitable and the cash flows from these operations will enable the Company to fund the operations of the consolidated group over the next twelve months. Therefore, the annual financial statements continue to be prepared on a going concern basis.

Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10 for the period January 4, 2016 (Date of Formation) through January 31, 2016. There were no significant changes to these accounting policies during the six months ended July 31, 2016 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material effect on its financial statements.

2.	ACQUISITION OF BUSINESS

On January 16, 2016, the Company acquired 100% of Nutriband Ltd., an entity under common control, in exchange for 2,500,000 shares of the Company’s common stock, valued at $13,094, the net liability historical value.

Details of the acquisition are as follows:

Accounts receivable	$230

Liabilities	(13,324)
Net liabilities incurred	(13,094)

Satisfied by:
Common stock issued	$13,094

3.	INVENTORIES

Inventories are valued at the lower of cost and realizable value determined using the first-in, first-out (FIFO) method. Net realizable value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The cost of finished goods and work in progress is comprised of material costs, direct labor costs and other direct costs and related production overheads (based on normal operating capacity).

July 31,
2016

Finished goods	$27,986
Work in progress	-
Raw materials	-
27,986

4.	DEBT

Short-term debt-related parties as of April 30, 2016, consists of loans from officers and related parties, that are interest free and due on demand. As of July 31, 2016, short-term debt amounted to $16,654.

Long-term debt as of July 31, 2016, consists of a loan from South County Dublin Council that is interest free with monthly payments of $75. The loan is due October 2017. As of July 31, 2016, the current portion of long-term debt amounted to $900. The balance of $275 is included in long-term debt.

5.	STOCKHOLDERS' EQUITY (DEFICIENCY)

On May 12, 2016, a majority of shareholders of the Company approved an amendment to the Articles of Incorporation. Each share of the Company’s issued and outstanding common stock shall be subject to a 5-for-1 forward stock split. All shares and per share amounts in the consolidated financial statements have been retroactively restated to reflect the forward stock split.

In February 2016, the Company issued Nociota Holdings Limited 500,000 shares of common stock in exchange for proceeds of $100,000. In connection with the transaction, the Company issued a warrant to purchase 500,000 shares of common of the Company at an exercise price of $0.70 per share not sooner than one year from the execution of the transaction and not later than three years from the closing of the transaction.

At a Board meeting held on January 15, 2016, the Company’s Board approved the issuance of 19,375,000 shares to be issued to founders, valued at $19,375.

At a Board meeting held January 15, 2016, the Company’s Board approved the form of a Share Exchange Agreement between the Company and Gareth Sheridan, Chief Executive Officer and a Director of the Company, the purchase of all the outstanding shares and ownership interests of Nutriband Ltd. in exchange for the issuance to Gareth Sheridan of 2,500,000 shares of the Company’s common stock, valued at $13,094, the net liability historical value.

6.	RELATED PARTY TRANSACTIONS

a)	As of July 31, 2016, Ann Sheridan, mother of the Chief Executive Officer and a Director of Nutriband Limited (Irelend), advanced the Company $9,654 for operating capital. The advance is interest free and due on demand.

b)	On January 15, 2016 the Company approved a Share Exchange Agreement between the Company and Gareth Sheridan for the purchase of all the outstanding shares of Nutriband Ltd. in exchange for the issuance to Gareth Sheridan of 2,500,000 shares of the Company’s common stock valued at $13,094.

c)	During the six months ended July 31, 2016, the Company’s Chief Financial Officer advanced the Company $7,000 for operating capital. The advance is interest free and due on demand.

7.	EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period. As of July 31, 2016, there were 500,000 potential common shares outstanding, but their effect would be antidilutive.

8.	WARRANTS

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company’s common stock issued to non-employees of the Company. The warrants were granted in connection with the proceeds of the sale of common stock with Nocioto Holdings Limited in February, 2016. The fair value of the warrants issued amounted to $77,315.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, February 1, 2016	-	$-	-

Granted	500,000	0.70	3.0

Expired/Cancelled	-

Exercised	-

Outstanding-period ending July 31, 2016	500,000	$0.70	2.5 years	$-

Exercisable - period ending July 31, 2016	-	$-	2.5 years	$-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and other financial information included elsewhere in this report.

Certain statements contained in this report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including our ability to create, sustain, manage or forecast our growth; our ability to attract and retain key personnel; changes in our business strategy or development plans; competition; business disruptions; adverse publicity; and international, national and local general economic and market conditions.

GENERAL

Overview

The Company was incorporated in the State of Nevada on January 4, 2016. We plan to enter the health supplement market with new applications of transdermal patches for delivery of supplements.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JULY 31, 2016

Revenues

Our revenue was $0 and we incurred a net loss of $87,704 for the six months ended July 31, 2016.

General and Administrative Expenses

For the six months ended July 31, 2016, our general and administrative expenses were $87,704, consisting primarily of professional fees.

THREE MONTHS ENDED JULY 31, 2016

Revenues

Our revenue was $0 and we incurred a net loss of $35,623 for the three months ended July 31, 2016, consisting primarily of professional fees.

General and Administrative Expenses

For the three months ended July 31, 2016, our general and administrative expenses were $35,623.

LIQUIDITY AND CAPITAL REQUIREMENTS

Overview

As of July 31, 2016, the Company had $6,229 in cash. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $85,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including marketing and research and development costs, overhead, legal and accounting fees.

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

Going Concern

The Company has not generated any revenues, has recurring net losses, a working capital deficiency as of January 31, 2016 of $10,784, and working capital of $756 as of July 31, 2016, and used cash in operations of $100,319 in the six month period ended July 31, 2016. In addition, as of January 31, 2016 and April 30, 2016, the Company had accumulated deficits of $26,204 and $113,908, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue its operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements.

There can be no assurances that the Company will be successful in generating additional cash from the equity/debt markets or other sources to be used for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary. Based on the Company’s current resources, the Company will not be able to continue to operate without additional immediate funding. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all operational activities and/or contemplate the sale of its assets, if necessary.

Estimated 2016 Capital Requirements

We estimate our capital requirements over the next twelve months for the development and marketing of our products to be $85,000 to $150,000.

USE OF ESTIMATES

The preparation of the financial statements requires the Company to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to oil and gas properties, intangible assets, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The discussion and analysis of our plan of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect our reported results of operations and the amount of reported assets and liabilities.

Some accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Actual results may differ from the estimates and assumptions used in the preparation of our consolidated financial statements.

It is the opinion of the Company that inflation has not had a material effect on its operations.

New Financial Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the consolidated financial statements included herewith.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk - Our accounts receivables would be subject, in the normal course of business, to collection risks. We plan to assess these risks and establish policies and business practices to protect against the adverse effects of collection risks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

a. Disclosure controls and procedures.

As of the end of period covered by this report, the Company carried out an evaluation, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

b. Changes in internal controls over financial reporting.

No changes were made to the Company's internal controls in the quarterly period covered by this report that have materially affected, or are reasonably likely materially to affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS.

31*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32**	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Filed herewith
**	Furnished herewith

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRIBAND INC.

BY:	/s/ Gareth Sheridan
Gareth Sheridan
President and Chief Executive Officer

Dated: September 14, 2016

