Form 10-Q
period 2016-10-31
Nutriband Inc.
filed 2016-12-13
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No☒

The number of shares outstanding the issuer's common stock, par value $.001 per share, was 22,525,000 as of December 12, 2016.

NUTRIBAND INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the three and nine months ended October 31, 2016 and 2015 are not necessarily indicative of the results for the entire fiscal year or for any other period.

NUTRIBAND INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
	2016	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$857	$100
Inventories	16,014	-
VAT receivable	232	230
Total Current Assets	17,103	330

TOTAL ASSETS	$17,103	$330

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Short-term debt to related parties	$26,620	$9,015
Current portion of long-term debt	1,153	900
Accounts payable and accrued expenses	18,560	1,199

Total Current Liabilities	46,333	11,114

Long-term debt- less current portion	-	686

Total Liabilities	46,333	11,800

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIENCY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized; 22,375,000 and 21,875,000 shares issued and outstanding at October 31, 2016 and January 31, 2016, respectively	22,375	21,875
Additional paid-in-capital	90,719	(8,781)
Accumulated other comprehensive income	1,563	1,640
Accumulated deficit	(143,887)	(26,204)
Total Stockholders' Deficiency	(29,230)	(11,470)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$17,103	$330

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS)

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	October 31, 2016	October 31, 2015	October 31, 2016	October 31, 2015

Revenue	$-	$-	$-	$-

Costs and expenses:
Selling, general and administrative expenses	29,980	-	117,683	-

Loss from operations before provision for income taxes	(29,980)	-	(117,683)	-

Provision for income taxes	-	-	-	-

Net loss	$(29,980)	$-	$(117,683)	$-

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic and diluted	22,375,000	-	22,342,153	-

Other Comprehensive Income (Loss):

Net loss	$(29,980)	$-	$(117,683)	$-

Foreign currency translation adjustment	268	-	(77)	-

Total Comprehensive Loss	$(29,712)	$-	$(117,760)	$-

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended	Nine Months Ended
	October 31, 2016	October 31, 2015
Cash flows from operating activities:
Net loss	$(117,683)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of Company by related party	471
Changes in operating assets and liabilities:
Inventories	(16,014)	-
Accounts payable and accrued expenses	17,387	-
Net Cash Used In Operating Activities	(115,839)	-

Cash flows from investing activities:
Net Cash Provided by Investing Activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	100,000	-
Payment of long-term debt	(471)	-
Proceeds from related parties	22,950
Payment of related party payables	(5,900)	-

Net Cash Provided by Financing Activities	116,579	-

Effect of exchange rate on cash	17	-

Net change in cash	757	-

Cash and cash equivalents - Beginning of period	100	-

Cash and cash equivalents - End of period	$857	$-

Supplementary information:

Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED OCTOBER 31, 2016

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of October 31, 2016 and the consolidated statements of operations, stockholders' deficiency and cash flows for the periods presented have been prepared by Nutriband, Inc. and Subsidiary (the "Company" or "Nutriband") and are unaudited. The consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' deficiency and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of January 31, 2016 was derived from audited financial statements of the Company.

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

Going Concern

The consolidated financial statements for the nine months ended July 31, 2016 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a past history of recurring losses from operations.  The Company will require additional funding to execute its future strategic business plan.  Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue to support its cost structure.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10 for the period January 4, 2016 (Date of Formation) through January 31, 2016. There were no significant changes to these accounting policies during the nine months ended October 31, 2016 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material effect on its financial statements.

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

October 31,
2016
Finished goods	$16,014
Work in progress	-
Raw materials	-
$16,014

4.	DEBT

Short-term debt-related parties as of October 31, 2016, consists of loans from officers and related parties, that are interest free and due on demand. As of October 31, 2016, short-term debt amounted to $26,620.

Long-term debt as of October 31, 2016, consists of a loan from South County Dublin Council that is interest free with monthly payments of $75. The loan is due October 2017. As of October 31, 2016, the current balance of long-term debt amounted to $1,153.

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

6.	RELATED PARTY TRANSACTIONS

a)	As of October 31, 2016, Ann Sheridan, mother of the Chief Executive Officer and a Director of Nutriband Limited (Irelend), advanced the Company $9,470 for operating capital. The advance is interest free and due on demand.

b)	On January 15, 2016 the Company approved a Share Exchange Agreement between the Company and Gareth Sheridan for the purchase of all the outstanding shares of Nutriband Ltd. in exchange for the issuance to Gareth Sheridan of 2,500,000 shares of the Company’s common stock valued at $13,094.

c)	During the nine months ended October 31, 2016, the Company’s Chief Financial Officer advanced the Company $17,150 for operating capital. The advance is interest free and due on demand.

7.	EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period. As of October 31, 2016, there were 500,000 potential common shares outstanding, that are not included in the dilutive shares outstanding balance because their effect would be antidilutive.

8.	WARRANTS

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company’s common stock issued to non-employees of the Company. The warrants were granted in connection with the proceeds of the sale of common stock with Nocioto Holdings Limited in February, 2016. The fair value of the warrants issued amounted to $77,315.

	Shares	Price	Life	Value
Outstanding, February 1, 2016	-	$-	-

Granted	500,000	0.70	3.0

Expired/Cancelled	-

Exercised	-

Outstanding-period ending October 31, 2016	500,000	$0.70	2.3 years	$-

Exercisable - period ending October 31, 2016	-	$-	2.3 years	$-

9.	SUBSEQUENT EVENTS

On November 11, 2016, the Company entered into a stock purchase agreement with Nociata Holdings Limited to purchase 150,000 units of the Company for the purchase price of $0.50 per unit. Each unit shall consist of (1) common share of the Company and (2) one warrant to acquire one additional common share of the Company at an exercise price of $3.50 per share. The warrant is exercisable not sooner than one year from execution hereof and not later than the close of business for a period expiring three years from the closing of any prospectus offering of the sale of additional common shares of the Company.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED OCTOBER 31, 2016

Revenues

Our revenue was $0 and we incurred a net loss of $117,683 for the nine months ended October 31, 2016.

General and Administrative Expenses

For the nine months ended October 31, 2016, our selling, general and administrative expenses were $117,683.

THREE MONTHS ENDED OCTOBER 31, 2016

Revenues

Our revenue was $0 and we incurred a net loss of $29,980 for the three months ended October 31, 2016, consisting primarily of professional fees.

General and Administrative Expenses

For the three months ended October 31, 2016, our selling, general and administrative expenses were $29,980.

LIQUIDITY AND CAPITAL REQUIREMENTS

Overview

As of October 31, 2016, the Company had $857 in cash. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $85,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including marketing and research and development costs, overhead, legal and accounting fees.

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

Going Concern

The Company has not generated any revenues, has recurring net losses, a working capital deficiency as of January 31, 2016 of $10,784, and working capital deficiency of $29,230 as of October 31, 2016, and used cash in operations of $115,839 in the nine month period ended October 31, 2016. In addition, as of January 31, 2016 and October 31, 2016, the Company had accumulated deficits of $26,204 and $143,887, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Estimated 2017 Capital Requirements

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

Dated: December 13, 2016

