Form 10-K
period 2017-01-31
Nutriband Inc.
filed 2017-05-08
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55654

NUTRIBAND INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	81-1118176
(State of Organization)	(IRS Employer Identification No.)

309 Celtic Ct, Oviedo, Florida,	32765
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code 385-881-3385

Securities registered pursuant to Section 12(b) of the Act: None

Title Of Each Class	Name Of Each Exchange On Which Registered
Class A common stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 5, 2017, there were 15,572,100 shares of common stock, par value $0.001 per share,

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. OUR FORWARD LOOKING STATEMENTS REFLECT OUR CURRENT VIEWS, INTENTS AND EXPECTATIONS WITH RESPECT TO, AMONG OTHER THINGS, OUR OPERATIONS AND FINANCIAL PERFORMANCE. OUR FORWARD LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF WORDS SUCH AS “OUTLOOK,” “BELIEVE,” “EXPECT,” “POTENTIAL,” “WILL,” “MAY,” “ESTIMATE,” “ANTICIPATE,” DERIVATIVES OR NEGATIVES OF SUCH WORDS OR SIMILAR WORDS. SUCH FORWARD LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES. ACCORDINGLY, THERE ARE OR WILL BE FACTORS THAT COULD CAUSE ACTUAL OUTCOMES OR RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED OR IMPLIED IN THESE STATEMENTS. WE BELIEVE THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING:

●	CHANGING MARKET CONDITIONS, INCLUDING RISING INTEREST RATES THAT MAY ADVERSELY IMPACT OUR MANUFACTURING AND DISTRIBUTION COMPANIES AND OUR BUSINESS WITH THEM;

●	POTENTIAL TERMINATIONS OF OUR MANAGEMENT AGREEMENTS WITH OUR CLIENT COMPANIES;

●	OUR ABILITY TO EXPAND OUR BUSINESS DEPENDS UPON THE GROWTH AND PERFORMANCE OF OUR DiSTRIBUTION COMPANIES AND OUR ABILITY TO OBTAIN OR CREATE NEW CLIENTS FOR OUR BUSINESS AND IS OFTEN DEPENDENT UPON CIRCUMSTANCES BEYOND OUR CONTROL;

●	LITIGATION RISKS;

●	ALLEGATIONS OF ANY CONFLICTS OF INTEREST ARISING FROM OUR MANAGEMENT ACTIVITIES;

●	OUR ABILITY TO RETAIN THE SERVICES OF OUR FOUNDERS AND OTHER KEY PERSONNEL;

●	RISKS ASSOCIATED WITH AND COSTS OF COMPLIANCE WITH LAWS AND REGULATIONS, INCLUDING SECURITIES REGULATIONS, EXCHANGE LISTING STANDARDS AND OTHER LAWS AND REGULATIONS AFFECTING PUBLIC COMPANIES; AND

●	OTHER RISKS DESCRIBED UNDER “RISK FACTORS” BEGINNING ON PAGE 4.

PART I

Item 1. Business

History and Background

In April of 2012, Nutriband Ltd. was established and registered in Dublin, Ireland, by CEO and founder Gareth Sheridan, to enter the health supplement market with new applications of transdermal patches for delivery of supplements. Initial market research was performed, and Nutriband Ltd. worked on the science of the patch and to develop three core products that would be effective and reliable for market testing: a multivitamin patch, an amino acid mix patch and finally an energy patch.

Having engaged a contract manufacturer in Asia to produce a small quantity of products to test the market, Nutriband Ltd. went to production and started to create sales accounts. By the end of 2012, Nutriband Ltd. had received small purchase orders from independent stores and distributors in Ireland.

The year 2013 was a restructure phase; expenditures were made towards creating contacts for expansion internationally. In February 2014 Nutriband Ltd. signed a license and distribution deal with a Utah based company, Nutranomics Inc. Over the following eight months, efforts were focused on rebranding, reformulating and improving the products. In February 2015 Nutriband Ltd. was acquired by Nutranomics. The acquisition, however, was rescinded in November 2015 pursuant to an agreement by both parties, as terms of our agreement with Nutranomics were not met. According to the agreement signed with Nutranomics on January 26, 2015, Nutranomics agreed to issue Gareth Sheridan 5% of the total and outstanding shares of Nutranomics, which would had been about 3.2 million shares as of January 26, 2015. Subsequent stock issuances had the result of diluting Mr. Sheridan to well below 1%. In addition, Nutranomics had not, as it had agreed, developed Nutriband products from stage of acquisition, offered Mr. Sheridan a position in Nutranomics, or generated any sales of Nutriband products, as it was not in a financial position to produce Nutriband products or generate sales. The companies mutually agreed to rescind the January 26, 2015 acquisition agreement effective November 30, 2015.

Mr. Sheridan decided to completely restructure the approach to the marketing effort for the Nutriband products, and brought on our Chief Financial Officer, whose experience in the financial industry would assist the Company in raising investment capital and introducing and marketing our products to the nutritional supplement distributors, retailers and others in that market. In 2016 Nutriband Ltd. had raised limited working capital and was acquired by a newly-formed Nevada corporation, Nutriband Inc., in January 2016, from Gareth Sheridan in exchange for 2,500,000 shares of the Company’s common stock. Nutriband Ltd. following the acquisition became a wholly-owned subsidiary of Nutriband Inc. (Nevada) and we moved manufacturing and operations to the United States.

Following the acquisition of Nutriband Ltd. by the Company, all prior sales agreements, licensing arrangements and acquisitions entered into or under negotiation by Nutriband Ltd., have been terminated. In particular, we are no longer exploring the opportunity of a possible acquisition in Memphis.

Unless the context otherwise requires, the terms the “Company", “Nutriband”, "we," "our" and "us" refers to Nutriband Inc., and, as the context requires, its subsidiary Nutriband Limited.

Business and products

As at this time, the Company has not had any sales of its products, which are nutritional, cosmetic and therapeutic transdermal patches. The Nutriband product line initially consists of three transdermal patch products currently, with additional products under development. The basis of the product’s operation is that, once the product is applied, the ingredients will pass through the skin and release the product over a period of time.

The initial products of Nutriband Ltd. were developed solely by Gareth Sheridan and were manufactured in China on a small scale to initiate a test market. The products are being redeveloped with U.S. based manufacturer in North Carolina. Product shape, density and quality has been improved along with packaging design and branding.

The product line currently consists of three products: an Energy Patch line, a Weight Management supplement patch line and a Multivitamin Patch line.

As to caffeine, an ingredient in our products, a test was conducted at Rutgers University to test the flow of caffeine through cadaver skin, with results as to amount of time and flow consistent what the Company had anticipated. The Rutgers test was carried out by our manufacturer.  We believe this test to be applicable to us, as our manufacturer’s ingredients and compounds were used and this test was provided to us by our manufacturer as proof of efficacy. There was no further formal testing of our dosage or time of delivery, and the Rutgers test provided a basis to forecast how our dosage would be delivered through our patch products. We have not conducted any further tests.

The caffeine dose in our products is based off similar products on the market and Global RDA allowances, staying within published safety limits, which are effective. Our patch has less caffeine that a can of Red Bull® energy drink. The European Food Safety Authority (EFSA) published an opinion on the safety of caffeine, advising that single doses of caffeine up to 200 mg (about 3 mg/kg bw for a 70-kg adult) do not give rise to safety concerns.

The Mayo Clinic has stated that ‘Up to 400 milligrams (mg) of caffeine a day appears to be safe for most healthy adults. That's roughly the amount of caffeine in four cups of brewed coffee, 10 cans of cola or two "energy shot" drinks.’ The FDA is in agreement with EFSA on caffeine intake being safe up to 200mg, as per the article on the FDA website, ‘medicines in my home, Caffeine and your body’.

For further ingredients in our patch formulation we based our decision on ingredients and levels of dosages of market competitors and what we deemed effective while also referring to recommended daily allowances in the US and EU.

No studies have been conducted internally; however, the Company has based the quantities of vitamins on government recommended daily requirements, as well as the medical suggested tolerable upper intake levels (UIL). Nutriband patches contain lesser quantities than what would be required to cause any health issue involving hypervitaminosis or other problematic results based on current medical institutional or governmental recommendations or practice, for example, the UIL for Vitamin D promulgated by the U.S. Institute of Medicine.

All product lines can be bought for a single application, and in five pack and thirty pack options.

The current range of Nutriband patches we have developed are all 1X3 inches in size and approximately 1 mm in thickness. Where applied on the body is up to the user; however, we will recommend areas of application in future manufacturing runs through a product insert. These include the shoulder, arm and torso. Sizes are subject to alterations in future as more products are added to the line.

Some Unique Features of Nutriband Products

●	Similar to a nicotine patch, the contents are absorbed slowly and continuously over extended periods of time. This avoids 'overdosing' of vitamins and other nutrients.
●	The Nutriband patch is small, discreet and simple to use.
●	Only essential ingredients plus our proprietary delivery gel. No additives, flavorings, preservatives or other.
●	Nutriband Patches are also completely vegetarian and vegan friendly, which cannot be claimed for similar capsule form supplements as gelatine is derived from collagen which is obtained from various animal by-products.

Competition and Markets

Target Markets

The target market for the Company is the global supplement market and currently to a lesser extent, the therapeutic pharmacy and cosmetic markets. In the U.S., sales of vitamins and dietary supplements grew consistently from US$19.7 billion in 2009 to US$24.6 billion in 2013, according to Euromonitor International’s latest data.

In 2013 for Ireland and the U.K., the markets were valued at: UK - c. 700 million pounds Sterling; and

Ireland - 60 million euros.

"Healthcare reform, an aging population and growth in the number and variety of dietary supplements offered will boost revenue for the Vitamin and Supplement Manufacturing industry at an average rate of 4.5% annually, according to IBIS World, publisher of industry research.” (www.neutraceuticalsworld.com)

Our Market Strategy

Raw Materials, Production and Fulfillment

We are currently using a third party manufacturer, Pocono Coated Products, Cherryville, North Carolina, but plan, if the markets for our products develop and we have sufficient capital, to use facilities around the world to ensure that production will continue in the event of a disturbance in operation at any given location, and to source some of our raw materials directly. All raw materials are sourced by our contract manufacturer in N. Carolina through their list of suppliers. We do not deal directly with the raw material suppliers and believe that the raw materials used in our products are widely available from a large number of sources. Our manufacturer does not have a FDA CGMP certificate; however, they advise us that the facility is completely compliant with FDA regulations for manufacturing our current range, and have been inspected by the FDA resulting in comments for certain improvements, which were carried out.

We have not yet formalized an agreement with our manufacturer governing the business terms of the manufacture by them of our products. We are currently operating under a business arrangement under which Pocono produces our products to order. We will be negotiating a manufacturing agreement once we are more established which will outline pricing, lead times, late penalties, quality assurances and payment terms. We currently have a written agreed pricing structure through email only. We have not yet set up a schedule for negotiation of a manufacturing agreement, but plan to do this in the near future. There is no assurance that our arrangement with the manufacturer, for production of our products and acquisition of the necessary raw materials, will continue on satisfactory terms to us until we formalize the arrangements in an agreement.

At this time, we are substantially dependent on this manufacturer and have a quality control agreement the manufacturer as of July 19, 2016, which agreement sets out responsibilities for both parties for quality control. Prior to this date we did have not had any agreement in place.

Sales and Marketing

The highly fragmented, competitive nature of the nutritional supplement market makes sales and marketing efforts within the sector largely relationship driven. We are currently selling our products to customers through our website and plan to use direct marketing to wholesalers and distributors, so that we establish a network of retail distributors as well as an online customer base.

We also plan to use the social media to promote our products, multiple times daily, through Facebook, Twitter, LinkedIn, Pinterest, and other social media sites. Through this medium we are able to obtain referral customers, new customers, and educate our customers.

The third tool is email campaigns. We plan to utilize email to our customer lists for newsletters, pricing updates, and promotional offers.

The Company has marketing contacts through the various distributors we have contacts with. We plan to budget to ensure SEO placement (favorable and higher ranking appearance on search engines so as to generate more traffic) for online presence. Samples have been sent to a number of distributors with positive feedback; however, no distribution agreements have been requested or offered.

We plan to participate in industry conferences and expos, and to seek endorsements from athletes and other known celebrities. There are no assurances that such endeavors will be successful and will materialize in distribution agreements or any other agreements.

Competition

The U.S. and international nutritional supplements retail industry is a large, highly fragmented and growing industry, with no single industry participant accounting for a majority of total industry retail sales. We believe competition is based on price, quality and assortment of products, customer service, marketing support and availability of new products. In addition, the market is highly sensitive to the introduction of new products.

Virtually all of our competitors have had longer operating histories, better brand recognition and greater financial resources than we do.  In order for us to successfully compete in our industry, we will need to raise additional capital, develop our brand, leverage our management’s contacts and business experience to develop a wider customer base, develop a comprehensive marketing system for retail clients, and increase our financial resources.

We compete with shots, nutrition shakes, supplement pills, supplement capsules, and dissolvable multivitamins. Some key players in this area are Patch MD, Le-Vel, 5 Hour Energy, Berocca and Red Bull.

The above brands have all established themselves as key brands in the area of supplemental nutrition although much of their product ingestion diversification is very minimum therefore we believe leaving the gap open for Nutriband to exploit. As seen previously almost half of supplement users are open to new methods of ingestion due to reasons such as taste quality or hassle or pill swallowing complications.

However, there can be no assurance that even if our products gain market acceptance, that we will be able to compete effectively with the other companies in our industry. As we are a relatively small company, we face the same problems as other small companies in any industry, including the lack of available funds, lack of established distribution channels or large customer base. Our competitors may be substantially larger and better funded than us, and have significantly longer histories of operation and development than us. In addition, they may be able to provide more competitive products than we can and generally be able to respond more quickly to new or emerging technologies and changes in legislation and regulations relating to the industry. Additionally, our competitors may devote greater resources to the development, promotion and sale of their products or services than we do. Increased competition could also result in loss of key personnel, reduced margins or loss of market share, any of which could harm our business.

Governmental Regulation

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products are subject to regulation by one or more federal agencies, including the FDA, Consumer Product Safety Commission, or CPSC, and the U.S. Department of Agriculture, or USDA. Advertising and other forms of promotion and methods of marketing are subject to regulation primarily by the U.S. Federal Trade Commission, or FTC, which regulates these activities under the Federal Trade Commission Act, or FTCA. The FTC and the FDA work together under a division of responsibilities between the two agencies. As applied to dietary supplements, the FDA has primary responsibility for claims on product labeling, including packaging, inserts, and other promotional materials distributed at the point of sale. The FTC has primary responsibility for claims in advertising, including print and broadcast ads, infomercials, catalogs, and similar direct marketing materials. The foregoing matters regarding our products are also regulated by various state and local agencies as well as those of each foreign country in which we would distribute our products.

The Dietary Supplement Health and Education Act of 1994 ("DSHEA") amended the Federal Food, Drug, and Cosmetic Act (the "FDC Act") to establish a new framework governing the composition, safety, labeling, manufacturing and marketing of dietary supplements. Dietary supplements are defined, in part, as products (other than tobacco products) taken by mouth that contain a "dietary ingredient", i.e., products intended for ingestion (meaning oral consumption) in tablet, capsule, powder, softgel, gelcap, or liquid form or, if not intended for ingestion in such a form, are not represented as conventional food and not represented for use as a sole item of a meal or of the diet. Transdermal patches would not fall under this definition of dietary supplement, and nicotine patches are specifically allowed under the FDA rules.

Dietary ingredients include vitamins, minerals, amino acids, and herbs or botanicals, as well as other substances that can be used to supplement the diet. Federal law requires that every dietary supplement be labeled as such, either with the term "dietary supplement" or with a term that substitutes a description of the product's dietary ingredient(s) for the word "dietary" (e.g., "herbal supplement" or "calcium supplement"). Federal law does not require dietary supplements to be proven safe to FDA's satisfaction before they are marketed.

Generally, under the FDC Act, dietary ingredients that were marketed in the United States prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. "New" dietary ingredients (i.e., dietary ingredients that were "not marketed in the United States before October 15, 1994") must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been "present in the food supply as an article used for food" without being "chemically altered." A new dietary ingredient notification must provide the FDA evidence of a "history of use or other evidence of safety" establishing that use of the dietary ingredient "will reasonably be expected to be safe." A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient.

To date, our products have not had “new” ingredients in accordance with FDA regulations and guidance so as to require notification to FDA; however, if notification would be required as to any future ingredients proposed to be used, we would incur additional expenses, which could be significant, and negatively impact our business in several ways, including, but not limited to, enjoining the manufacturing of our products until the FDA determines that we are in compliance.

FDA monitors drug manufacturers' compliance with its Current Good Manufacturing Practice (CGMP) regulations.  The CGMP regulations for drugs contain minimum requirements for the methods, facilities, and controls used in manufacturing, processing, and packing of a drug product.  The regulations make sure that a product is safe for use, and that it has the ingredients and strength it claims to have. The approval process for new drug and generic drug marketing applications includes a review of the manufacturer's compliance with the CGMP.  FDA inspectors determine whether the firm has the necessary facilities, equipment, and skills to manufacture the new drug for which it have applied for approval.   Decisions regarding compliance with CGMP regulations are based upon inspection of the facilities, sample analyses, and compliance history of the firm. This information is summarized in reports which represent several years of history of the firms.

FDA can issue a warning letter or initiate other regulatory actions against a company that fails to comply with Current Good Manufacturing Practice regulations.  Failure to comply can also lead to a decision by FDA not to approve an application to market a drug. The FTC has taken action not just against supplement manufacturers, but also, in appropriate circumstances, against ad agencies, distributors, retailers, catalog companies, infomercial producers and others involved in deceptive promotions.

Our contract manufacturer is aware of FDA guidelines for labeling, packaging and product regulation, and we rely primarily on our manufacturer for the compliance of our products with FDA manufacturing requirements.

Employees

We currently have two executive employees, our CEO and CFO.

Item 1A. Risk Factors

Our business is subject to numerous risk factors, including the following:

WE HAVE A LIMITED OPERATING HISTORY THAT YOU CAN USE TO EVALUATE US, AND THE LIKELIHOOD OF OUR SUCCESS MUST BE CONSIDERED IN LIGHT OF THE PROBLEMS, EXPENSES, DIFFICULTIES, COMPLICATIONS AND DELAYS FREQUENTLY ENCOUNTERED BY A SMALL COMPANY.

We were incorporated in Nevada on January 4, 2016, and acquired Nutriband Ltd. (Ireland) on January 15, 2016.  We have a limited amount of assets or financial resources. The likelihood of our success must be considered in light of the expenses and difficulties in marketing our products to wholesale and other customers. Since we have a limited operating history of marketing our products to the public, we may not be able to continue to operate profitably or to grow our business.

WE HAVE NOT HAD OPERATIONS OF ANY SIGNIFICANCE SINCE INCEPTION AND WILL BE REQUIRED TO RAISE SUBSTANTIAL AMOUNTS OF CAPITAL

We will have to obtain significant additional capital, estimated at between $85,000 and $150,000 to continue with development of our proposed business, which may be made more difficult by the opinion of our auditors that sets forth the substantial doubt as to our ability to continue as a going concern. There is no assurance that we will be able to obtain sufficient capital to implement our proposed business plan.

AN INVESTMENT IN THE COMPANY MUST BE CONSIDERED SPECULATIVE.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

AT THIS TIME THERE IS NO UNIVERSAL MARKET ACCEPTANCE OF OUR NUTRITIONAL SUPPLEMENTS.

There is no assurance that we will be successful in commercializing one or more of our nutritional supplement products, it being uncertain whether our products will achieve and sustain high levels of demand, consumer acceptance and market adoption. We are seeking distribution and marketing channels; however, we cannot assure you that any significant degree of market acceptance will result, and that acceptance, if achieved, will be sustained for any significant period or that product life cycles will be sufficient (or substitute products developed) to permit the Company to recover start-up and other associated costs. Failure by us to achieve or sustain market acceptance would have a material adverse effect on our business, financial conditions, and results of operations.

THE FEDERAL FOOD AND DRUG ADMINISTRATION MAY IN THE FUTURE DETERMINE TO REGULATE TRANSDERMAL SUPPLIMENTS (VITAMINS) PATCHES.

Although transdermal patches are not currently regulated by the FDA as “dietary supplements”, this agency may in the future make a determination to regulate this area and require approval for new transdermal patch products, which could increase our costs and result in delays in the introduction of new products.

ADVERSE PUBLICITY OR CONSUMER PERCEPTION OF OUR PRODUCTS AND ANY SIMILAR PRODUCTS DISTRIBUTED BY OTHERS COULD HARM OUR REPUTATION AND ADVERSELY AFFECT OUR SALES AND REVENUES.

We believe we are highly dependent upon positive consumer perceptions of the safety and quality of our products as well as similar products distributed by other nutrition supplement companies. Consumer perception of nutrition supplements and our products in particular can be substantially influenced by scientific research or findings, national media attention and other publicity about product use. Adverse publicity from these sources regarding the safety, quality or efficacy of nutritional supplements and our products could harm our reputation and results of operations. The mere publication of news articles or reports asserting that such products may be harmful or questioning their efficacy could have a material adverse effect on our business, financial condition and results of operations, regardless of whether such news articles or reports are scientifically supported or whether the claimed harmful effects would be present at the dosages recommended for such products.

WE ARE DEPENDENT FOR ONLINE SALES, SOCIAL MEDIA MARKETING AND PUBLICITY FOR OUR PRODUCTS ON INTERNET AND WIRELESS SERVICE INFRASTRUCTURE AND INFORMATION TECHNOLOGY SYSTEMS (CYBER SECURITY).

In marketing our products through the internet and generating publicity over the internet, we are heavily dependent and reliant on availability of Microsoft and Apple computer-based technologies for accessing the Internet and, for wireless devices, technology from Apple (ios phones) and Google (android phones and geo locating services). Our operations are potentially vulnerable to breakdown or other interruption by fire, power loss, system malfunction, unauthorized access and other events such as computer hackings, cyber attacks, computer viruses, worms or other destructive or disruptive software. Likewise, data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. There can be no assurance that our efforts will prevent significant breakdowns, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition of the Company. In addition, significant implementation issues may arise if we consolidate and outsource certain computer operations and application support activities.

We operate in a highly competitive industry IN WHICH WE ARE A SMALL ENTERPRISE COMPARED TO OUR COMPETITORS.

Our revenue would derive from the nutritional supplement market, which is highly competitive, and could be affected by changes in regulatory changes and healthcare spending and policy. The Company is a very small factor in the nutritional supplement market. Substantially all of our competitors and potential competitors are much larger and better financed companies.

We depend heavily on OUR CHIEF EXECUTIVE OFFICER, and HIS departure could harm our business.

The expertise and efforts of Gareth Sheridan, our Chief Executive Officer, are critical to the success of our business. The loss of Mr. Sheridan’s services could significantly undermine our management expertise and our ability to operate our Company.

THERE IS NO MARKET FOR OUR COMMON STOCK.

There is currently no public market for our common stock, and there can be no assurance that an active market will develop or, if one does develop, that it will be sustained. Transfers of our common stock must be made in strict accordance with all limitations upon transfer imposed by the Federal and applicable state securities laws. In order to ensure total compliance, we may require the opinion of counsel with respect to the applicability of such laws to a transfer.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

The Company is currently seeking office space for a representative office in the United States. The mailing address of a shareholder in the United States is being used for the purpose of receipt of notices or other communications.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is not traded in any United States or foreign trading market. There are seven holders of the Company’s common stock at April 30, 2017.

The Company has never paid a cash dividend on its common stock and does not anticipate paying dividends in the foreseeable future. It is the present policy of the Company's Board of Directors to retain earnings, if any, to finance the expansion of the Company's business. The payment of dividends in the future will depend on the results of operations, financial condition, capital expenditure plans and other cash obligations of the Company and will be at the sole discretion of the Board of Directors.

The Company does not have, and has not at any time had in effect, any equity compensation plan.

Shares Eligible for Future Sale Under Rule 144

Rule 144 under the Securities Act of 1933, as amended, provides an exemption from the registration requirements of the Securities Act for resales of "restricted securities," which are securities that have been acquired from the issuer of the securities or an affiliate of the issuer in a transaction or chain of transactions not involving a public offering, and for resales of any securities held by an affiliate of the issuer.

In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated), including an affiliate, who beneficially owns restricted securities of a reporting company may not sell these securities until the person has beneficially owned them for at least six months. Thereafter, affiliates may sell those securities, but only if they comply with certain restrictions relating to the manner of sale, the availability of current public information about the reporting company, and the filing of a notice of sale. In addition, under Rule 144, affiliates may not sell within any three-month period a number of shares in excess of the greater of:

●	1% of the total number of securities of the same class then outstanding; and

●	the average weekly trading volume of such securities as reported through the automated quotation system during the four calendar weeks preceding the date on which notice of the sale is filed with the SEC.

Persons not deemed to be affiliates of the reporting company who have beneficially owned the restricted securities for at least six months but for less than one year may sell these securities, provided that the reporting company is current in its Exchange Act filings. After beneficially owning restricted securities for one year, a non-affiliate of the reporting company may engage in unlimited resales of such securities.

There are 15,572,100 shares of our common stock outstanding.

Of these shares, 2,375,000 shares of our common stock became freely tradable without restriction under the Securities Act on February 18, 2017, except that any securities held by our affiliates, as that term is defined in Rule 144 under the Securities Act, must generally be sold in compliance with the limitations of Rule 144 described above.

Item 6. Selected Financial Data

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this prospectus.  This discussion and analysis contain forward−looking statements that involve risks, uncertainties and assumptions.  Actual results may differ materially from those anticipated in these forward−looking statements as a result of certain factors, including, but not limited to, those presented under the heading of “Risk Factors” and elsewhere in this prospectus.

Overview

The Company was incorporated in the State of Nevada on January 4, 2016. We plan to enter the health supplement market with new applications of transdermal patches for delivery of supplements.

RESULTS OF OPERATIONS

YEAR ENDED JANUARY 31, 2017

Revenues

Our revenue was $0 and we incurred a net loss of $151,260 for the year ended January 31, 2017.

General and Administrative Expenses

For the year ended January 31, 2017, our general and administrative expenses were $151,260.

YEAR ENDED JANUARY 31, 2016.

Revenues

Our revenue was $0 and we incurred a net loss of $400 for the period from January 4, 2016 through January 31, 2016.

General and Administrative Expenses

For the period from January 4, 2016 through January 31, 2016, our general and administrative expenses were $400.

LIQUIDITY AND CAPITAL REQUIREMENTS

Overview

As of January 31, 2016, the Company had $100 in cash, and at January 31, 2017 cash of $27,124. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $85,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including marketing and research and development costs, overhead, legal and accounting fees.

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

Going Concern

The Company has not generated any revenues, has recurring net losses, a working capital deficiency as of January 31, 2016 of $10,789, and a surplus of $23,109 as of January 31, 2017, and used cash in operations of $0 for the period ended January 31, 2016, and of $147,923 for the year ended January 31, 2017. In addition, as of January 31, 2016 and January 31, 2017, the Company had accumulated deficits of $26,204 and $177,469 respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Credit Risk - Our accounts receivables would be subject, in the normal course of business, to collection risks. We plan to assess these risks and establish policies and business practices to protect against the adverse effects of collection risks.

Item 8. Financial Statements and Supplementary Data

Selected Financial Data

Our consolidated financial statements, together with accompanying footnotes, and the report of our independent registered accounting firm, are set forth on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of January 31, 2017, are not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the "Exchange Act").  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of January 31, 2017. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded in this assessment that as of January 31, 2017, our internal control over financial reporting is not effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers.

We have officers and directors as follows:

Name	Age	Positions and Offices Held
Gareth Sheridan	27	Chief Executive Officer and Director
Vitalie Botgros	44	Chairman of the Board and Director
Serguei Melnik	44	Chief Financial Officer and Director

Gareth Sheridan

Gareth Sheridan is the Founder and CEO of Nutriband Ltd.  In 2012, Nutriband was established as an innovative and progressive supplement company based in Ireland, which was acquired by the Company on January 15, 2016. Mr. Sheridan attended Stratford College, Dublin, Ireland, from 2002 to 2007, and received a Certificate of Honors graduating from Terenure College in 2008. He attended Dublin Institute of Technology from 2008 to 2012 and received a B.Sc. in 2012. Mr. Sheridan concentrated on international economics, venture creation and marketing, and specializes in branding and marketing in his experience with the Company.

Mr. Sheridan also works as a student mentor with 100 Minds, a social enterprise founded in 2013, that brings together some of Ireland’s top college students and connects them with one cause to achieve big goals in a short space of time. This year the project was to raise 1 million euros for Childline Ireland, Mr. Sheridan oversaw the fund raising efforts of six students.

Vitalie Botgros

Mr. Botgros, from 2007 to the present, has been the CEO and shareholder of MJet GmbH, Schwechat, Austria, which specializes in executive business jets management and operations, providing also aviation consulting. Prior to founding MJet, Mr. Vitalie held specialized positions involving financial management for airline executives, marketing and sales. Previous positions included project manager and advisor to Group CFO, Transmasholding, Russia, from 2005 to 2006, and a VP Finance and shareholder of Moldavian Airlines SA and Carpathair SA from 1995 to 2004. He is fluent in both Russian and English. Mr. Botgros attended the State University of the Republic of Moldova from 1990 to 1995, graduating with a degree in law in 1995.

Serguei Melnik

Mr. Melnik has been involved in general business consulting for companies in the U.S. financial markets and setting up the legal and financial framework for operations of foreign companies in the U.S. During the last 5 years, Mr. Melnik, through his consulting company Wolf Blitz Inc. consulted on multiple international trade deals with the clients from Ecuador, Ukraine, Moldova, Romania. Mr. Melnik advised UNR Holdings, Inc. with regard to the initiation of the trading of its stock in the over-the-counter markets in the U.S. From February 2003 to May 2005 he was the Chief Operations Officer and a Board member of Asconi Corporation, Winter Park, Florida, with regard to restructuring the company and listing it on the American Stock Exchange.  Mr. Melnik from June 1995 to December 1996 was a lawyer in the Department of Foreign Affairs, JSC Bank “Inteprinzbanca”, Chisinau, Moldova, and prior thereto practiced law in Moldova in various positions. Mr. Melnik is fluent in Russian, Romanian, English and Spanish.

We selected our directors for their business management and operational experience. Mr. Melnik brings experience in public company reporting and internal controls and day to day operations for a public company. Mr. Botgros brings extensive knowledge of international business and business operations and networks. He is the founder and CEO of a charter jets company of 150 employees based in Vienna, Austria, with clients and business contacts are in many countries, all over the world. We feel that Mr. Botgros is an asset on our Board and may be able to directly to assist the Company in our business in the future.

EMPLOYMENT AGREEMENTS

At this time, we have no employment agreements in effect with any of our executives or employees.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (b)	All Other Compensation i. (i)	Total ($) (i)
Gareth Sheridan, CEO	2016	$5,300							$5,300
Serguei Melnik CFO	2016	$5,000							$5,000

The Company has no stock option or other executive compensation plans.

The Company does not compensate its three directors separately for services performed in their capacity as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 30, 2017, the ownership of our common stock by each person known by us to be the beneficial owner of five percent or more of the Company's voting stock, by the founders of the Company and all directors individually and by all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown. As of April 30th there were 15,572,100 shares of common stock were issued and outstanding, reflecting the 5-for-1 forward split in the outstanding common stock effective May 12, 2016 and 7,000,000 shares returned by the CEO to the authorized unissued.

	Number of Shares Owned Beneficially	Ownership Percentage of Class
Gareth Sheridan 1 Minnowbrook Terenure Road West Dublin 6W, Ireland.	7,000,000	44.8%
Serguei Melnk 309 Celtic Ct. Oviedo, FL, 32765	3,000,000	19.3%
Vitalie Botgros Dacia 42, Ap.20 Chisinau, Moldova	3,000,000	19.3%
All directors and officers as a group	13,000,000	83.4%

Item 13. Certain Relationships and Related Person Transactions, and Director Independence

Related Party Transactions

On January 15, 2016, the Company issued founders’ stock as follows (adjusted for 5:1 stock split effective May 12, 2016): 11,500,000 shares to Gareth Sheridan; 3,000,000 shares each to Serguei Melnik and Vitalie Botgros; 875,000 shares to Radim Kohut; 500,000 shares to Victor Orindas; and 500,000 shares to Simon McDonald, the founders of the Company for nominal stated consideration.

In addition, effective January 15, 2016, pursuant to a Share Exchange Agreement, the Company issued 2,500,000 shares of common stock, valued at $13,094, to Gareth Sheridan, our Chief Executive Officer and major shareholder, in exchange for all of the outstanding shares of Nutriband Ltd., the Irish company owned by Mr. Sheridan that was the predecessor to the Company and which is now a subsidiary of the Company.

Director Independence

Two of our directors are executive officers of the Company and would not be classified as “independent” under the rules of the SEC and The New York Stock Exchange. Our board of directors has determined that Vitalie Botgros is not "independent" within the meaning of the applicable rules of the SEC and The New York Stock Exchange.

Item 14. Principal Accountant Fees and Services

The following table presents fees billed for audit services and other services provided during fiscal years 2017 and 2016 by Sadler, Gibb & Associates, LLC for the audit of the Company’s 2017 and 2016 fiscal years.

	2017	2016
Audit Fees	15,000	15,800
Audit-related Fees
Tax Fees
All Other Fees
Total Fees	$15,000	$15,800

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements, the review of the financial statements, services in connection with our statutory and regulatory filings for fiscal 2016.

Audit-Related Fees

Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for fiscal 2016, exclusive of the fees disclosed as Audit Fees above. These fees include assistance with registration statements and consents not performed directly in connection with audits.

All Other Fees

We did not incur fees for any services, other than the fees disclosed above relating to audit and audit-related services, rendered during fiscal 2016.

Audit Services. Audit services include the annual financial statement audit and other procedures required to be performed by the independent auditor to be able to form an opinion on our financial statements.

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which historically have been provided to us by the independent auditor and are consistent with the SEC’s rules on auditor independence.

All Other Services. Other services are services provided by the independent auditor that do not fall within the established audit, audit-related and tax services categories.

PART IV

ITEM 15. Financial Statements and Exhibits.

(a)	Financial Statements.

1. Financial Statements of Nutriband Inc. at January 31, 2017 (Audited)

Report of Independent Registered Public Accounting Firm

Balance Sheets as of January 31, 2017

Statements of Operations for the period January 31, 2016 (Date of Formation) through January 31, 2017

Statement of Stockholders' Equity for the period January 31, 2016 (Date of Formation) through January 31, 2017

Statement of Cash Flows for the period January 31, 2017 (Date of Formation) through January 31, 2016

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets as of January 31, 2017 and January 31, 2016

Statements of Operations for the period ended January 31, 2017 and the year ended January 31, 2016

Statement of Stockholders' Equity for the period ended January 31, 2017

Statement of Cash Flows for the period ended January 31, 2017 and the year ended January 31, 2016

Notes to Financial Statements

(b) Exhibits.

Exhibit No.	Description
3.1a	Articles of Incorporation. (Incorporated by reference to Exhibit 3.1a to the Company’s Form 10, filed with the SEC on June 2, 2016.)
3.1b	Amendment to Articles of Incorporation, filed May 12, 2016. (Incorporated by reference to Exhibit 3.1b to the Company’s Form 10, filed with the SEC on June 2, 2016.)
3.2	By-Laws. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10, filed with the SEC on June 2, 2016.)
10.1	Share Exchange Agreement, dated January 15, 2016. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10, filed with the SEC on June 2, 2016.)
10.2	Quality Agreement, dated July 19, 2016, between Pocono Coated Products LLC and the Company. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10, filed with the SEC on July 27, 2016.)
31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. SEC. 1350 (Section 906 of Sarbanes-Oxley Act of 2002)
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. SEC. 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRIBAND INC.

By:	/s/ Gareth Sheridan
Gareth Sheridan
Title: President/CEO

By:	/s/ Serguei Melnik
Serguei Melnik
Title: Chief Financial Officer

Dated: May 5, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Nutriband Inc.

We have audited the accompanying consolidated balance sheets of Nutriband Inc. (“the Company”) as of January 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, stockholders’ deficiency, and cash flows for the year ended January 31, 2017 and the period from January 4, 2016 through January 31, 2016 . These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nutriband Inc. as of January 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended January 31, 2017 and the period from January 4, 2016 through January 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered net losses since inception and has accumulated a significant deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

May 5, 2017

NUTRIBAND INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

	January 31,
	2017	2016

CURRENT ASSETS:
Cash and cash equivalents	$27,124	$100
Inventories	8,048	-
Prepaid expenses	2,326	-
VAT receivable	229	230
Total Current Assets	37,727	330

TOTAL ASSETS	$37,727	$330

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Short-term debt to related parties	$8,888	$9,015
Current portion of long-term debt	1,581	900
Accounts payable and accrued expenses	4,149	1,199

Total Current Liabilities	14,618	11,114

Long-term debt- less current portion	-	686

Total Liabilities	14,618	11,800

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized; 15,572,100 and 21,875,000 shares issued and outstanding at January 31, 2017 and 2016, respectively	15,572	21,875
Additional paid-in-capital	183,292	(8,781)
Accumulated other comprehensive income	1,709	1,640
Accumulated deficit	(177,464)	(26,204)
Total Stockholders' Equity (Deficiency)	23,109	(11,470)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$37,727	$330

See notes to consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

		Period January 4, 2016
		(Date of Formation)
	Year Ended	through
	January 31, 2017	January 31, 2016

Revenue	$-	$-

Costs and expenses:
Selling, general and administrative expenses	151,260	400

Loss from operations before
provision for income taxes	(151,260)	(400)

Provision for income taxes	-	-

Net loss	$(151,260)	$(400)

Net loss per common share-basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic and diluted	21,210,592	12,962,963

Other Comprehensive Income (Loss):

Net loss	$(151,260)	$(400)

Foreign currency translation adjustment	69	1,640

Total Comprehensive Income (Loss)	$(151,191)	$1,240

See notes to consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated
	Total	shares	Amount	Capital	Income	Deficit
Balance, January 4, 2016	$-	-	$-	$-	$-	$-

Issuance of common stock to founders	-	19,375,000	19,375	(19,375)	-	-

Acquisition of Nutriband Limited, an entity under common control	(12,710)	2,500,000	2,500	10,594	-	(25,804)

Foreign currency tranlsation adjustment	1,640	-	-	-	1,640	-

Net loss for the period January 4, 2016 (Date of Formation) through January 31, 2016	(400)	-	-	-	-	(400)

Balance, January 31, 2016	(11,470)	21,875,000	21,875	(8,781)	1,640	(26,204)

Sale of common stock for cash	175,000	650,000	650	174,350	-	-

Issuance of common stock for services	10,770	47,100	47	10,723	-	-

Common shares returned and cancelled	-	(7,000,000)	(7,000)	7,000	-	-

Net loss for the year ended January 31, 2017	(151,260)	-	-	-	-	(151,260)

Foreign currency translation adjustment	69	-	-	-	69	-

Balance, January 31, 2017	$23,109	15,572,100	$15,572	$183,292	$1,709	$(177,464)

See notes to consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Period January 4, 2016
		(Date of Formation)
	Year Ended	through
	January 31, 2017	January 31, 2016
Cash flows from operating activities:
Net loss	$(151,260)	$(400)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,770	$-
Changes in operating assets and liabilities:
Prepaid expenses	674	-
Inventories	(8,048)	-
Accounts payable and accrued expenses	2,941	400
Net Cash Used In Operating Activities	(147,923)	-

Cash flows from investing activities:
Net Cash Provided by Investing Activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	175,000	-
Proceeds from related parties	22,950	100
Payment of related party payables	(23,050)	-

Net Cash Provided by Financing Activities	174,900	100

Effect of exchange rate on cash	47	-

Net change in cash	27,024	100

Cash and cash equivalents - Beginning of period	100	-

Cash and cash equivalents - End of period	$27,124	$100

Supplementary information:

Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Common stock issued for acquisition	$-	$13,094

Common stock issued for services	$3,000	$-

Common stock returned and cancelled	$7,000	$-

Common stock issued for founder shares	$-	$19,375

Details of acquistion

Assets purchased		$230

Liabilities assumed		(13,324)

Net liabilities incurred		(13,094)

Common stock issued		$13,094

See notes to consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED JANUARY 31, 2017

AND FOR THE PERIOD JANUARY 4, 2016 (DATE OF FORMATION)

THROUGH JANUARY 31, 2016

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Going Concern

The consolidated financial statements for the year ended January 31, 2017, have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a past history of recurring losses from operations.  The Company will require additional funding to execute its future strategic business plan.  Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue to support its cost structure.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the Company and its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates including, but not limited to, those related to such items as income tax exposures, accruals, depreciable/useful lives, allowance for doubtful accounts and valuation allowances.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents include short-term investments in money-market funds and certificate of deposits with an original maturity of three months or less when purchased.

Foreign Currency Translation

The functional currency of the Company’s subsidiary is the Euro. The assets and liabilities of the subsidiary are translated into US dollars using the prevailing exchange rate as of the balance sheet date and income and expenses are translated into US dollars using the average exchange rate during the reporting period. Translation adjustments are recorded in other comprehensive income (loss).

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

Business Combinations

The Company recognizes the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the accounting literature. In accordance with this guidance, acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.

Evaluation of Long-lived Assets

Management reviews long-lived assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If an impairment exists, the resulting write-down would be the difference between fair market value of the long-lived asset and the related net book value.

Income Taxes

Taxes are calculated in accordance with taxation principles currently effective in Ireland.

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent they believe these assets will more-likely-than-not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  In the event the Company was to determine that it would be able to realize its deferred income tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash.

The Company's cash and cash equivalents are concentrated primarily in banks.  At times, such deposits could be in excess of insured limits.  Management believes that the financial institutions that hold the Company’s financial instruments are financially sound and, accordingly, minimal credit risk is believed to exist with respect to these financial instruments.

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares consist of outstanding common stock purchase warrants. For the years ended January 31, 2017 there were 650,000 potential common shares that were not included in the calculation of diluted earnings per share as their effect would be anti-dilutive.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

Fair Value Measurements

FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 describes three levels of inputs that may be used to measure fair value.

The Company utilizes the accounting guidance for fair value measurements and disclosures for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis during the reporting period.  The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the best use of the asset or liability at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as follows:

Level 1	- Observable inputs such as quoted market prices in active markets

Level 2	- Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3	- Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of January 31, 2017, there were no financial assets or liabilities that required disclosure.

2.	ACQUISITION OF BUSINESS

On January 16, 2016, the Company acquired 100% of Nutriband Ltd., an entity under common control, in exchange for 2,500,000 shares of the Company’s common stock, valued at $13,094, the net liability historical value.

Details of the acquisition are as follows:

Accounts receivable	$230

Liabilities	(13,324)
Net liabilities incurred	(13,094)

Satisfied by:
Common stock issued	$13,094

3.	INVENTORIES

Inventory as of January 31, 2017 and 2016 are as follows:

	January 31,
	2017	2016
Finished goods	$8,048	$-
Work in progress	-	-
Raw materials	-	-
	$8,048	$-

4.	DEBT

Short-term debt-related parties as of January 31, 2017 and 2016, consists of loans from officers and related parties, that are interest free and due on demand. As of January 31, 2017 and 2016, short-term debt amounted to $8,888 and $9,015, respectively.

Long-term debt as of January 31, 2017 and 2016, consists of a loan from South County Dublin Council that is interest free with monthly payments of $75. The loan is due October 2017. As of January 31, 2017 and 2016, the total balance of long-term debt amounted to $1,581 and $1,586, respectively.

5.	INCOME TAXES

The Company adopted the provisions of ASC 740, “Income Taxes, (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no adjustment in the net liability for unrecognized income tax benefits. The Company believes there are no potential uncertain tax positions and all tax returns are correct as filed. Should the Company recognize a liability for uncertain tax positions, the Company will separately recognize the liability for uncertain tax positions on its balance sheet. Included in any liability or uncertain tax positions, the Company will also setup a liability for interest and penalties. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.

There is no U.S. tax provision due to losses from U.S. operations for the year ended January 31, 2017 and during the period January 4, 2016 (Date of Formation) through January 31, 2016. Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities. The principal item giving rise to deferred taxes is the net operating loss carryforward in the U.S. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has set up a valuation allowance for losses for certain carryforwards that it believes may not be realized.

The provision for income taxes consist of the following:

Years Ended
December 31,
	2016	2015
Current
Federal	$-	$-
Foreign	-	-
	-	-
Deferred
Federal	-	-
Foreign	-	-
	$-	$-

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

	Years Ended
	January 31,
	2017	2016
Book income (loss) from operations	$(51,428)	$(136)
Change in valuation allowance	51,428	136
Income tax expense	$-	$-

As of January 31, 2017, the Company recorded a deferred tax asset associated with a net operating loss (“NOL”) carryforward of approximately $152,000 that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize those benefits in the foreseeable future. The Company’s NOL expires in 2033. The valuation allowance increased by approximately $4,000 during the year ended January 31, 2017.

The types of temporary differences between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

	2016	2015

Net operating loss carry forwards (expire through 2033)	$(51,564)	$(136)

Valuation allowance	51,564	136
Net deferred taxes	$-	$-

6.	STOCKHOLDERS' EQUITY (DEFICIENCY)

During the year ended January 31, 2017, the Company issued 47,100 shares as compensation for services rendered. The fair value of the shares issued was $10,770, of which $8,444 was expensed during the year ended January 31, 2017.

On November 30, 2016, Gareth Sheridan returned 7,000,000 to the Company, all of which were cancelled.

In November 2016, the Company issued Nociota Holdings Limited 150,000 shares of common stock in exchange for proceeds of $75,000. In connection with the transactions, the Company issued a warrant to purchase 150,000 shares of common stock of the Company at an exercise price of $3.50 per share not sooner than one year from the execution of the transaction and not later than three years from the closing of the transaction.

On May 12, 2016, a majority of shareholders of the Company approved an amendment to the Articles of Incorporation. Each share of the Company’s issued and outstanding common stock shall be subject to a 5-for-1 forward stock split. All shares and per share amounts in the consolidated financial statements have been retroactively restated to reflect the forward stock split.

In February 2016, the Company issued Nociota Holdings Limited 500,000 shares of common stock in exchange for proceeds of $100,000. In connection with the transaction, the Company issued a warrant to purchase 500,000 shares of common stock of the Company at an exercise price of $0.70 per share not sooner than one year from the execution of the transaction and not later than three years from the closing of the transaction.

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

7.	RELATED PARTY TRANSACTIONS

a)	As of January 31, 2017, Ann Sheridan, mother of the Chief Executive Officer and a Director of Nutriband Limited (Irelend), advanced the Company $8,888 for operating capital. The advance is interest free and due on demand.

b)	On January 15, 2016 the Company approved a Share Exchange Agreement between the Company and Gareth Sheridan for the purchase of all the outstanding shares of Nutriband Ltd. in exchange for the issuance to Gareth Sheridan of 2,500,000 shares of the Company’s common stock valued at $13,094.

c)	During the year ended January 31, 2017, the Company’s Chief Financial Officer advanced the Company $22,950 for operating capital all of which was repaid as of January 31, 2017. The advance is interest free and due on demand.

8.	WARRANTS

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company’s common stock issued to non-employees of the Company. The warrants were granted in connection with the proceeds of the sale of common stock with Nociota Holdings Limited in February, 2016 and November, 2016. The fair value of the warrants issued amounted to $142,434.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, February 1, 2016	-	$-	-

Granted	650,000	.07 - 3.50	2.2

Expired/Cancelled	-

Exercised	-

Outstanding-period ending January 31, 2017	650,000	$1.35	2.2 years	$-

Exercisable - period ending January 31, 2017	-	$-	-	$-

9.	SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report. There are no material subsequent events to report.

