Form 10-Q
period 2017-04-30
NutriBand Inc.
filed 2017-06-19
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

The number of shares outstanding of the issuer's common stock, par value $.001 per share, was 15,572,100 as of June 14, 2017.

NUTRIBAND INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the three months ended April 30, 2017 and 2016 are not necessarily indicative of the results for the entire fiscal year or for any other period.

NUTRIBAND INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
	2017	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$593	$27,124
Inventories	7,263	8,048
Prepaid Expenses	1,576	2,326
VAT receivable	231	229
Total Current Assets	9,663	37,727

TOTAL ASSETS	$9,663	37,727

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Short-term debt due to related parties	$10,518	$8,888
Current portion of long-term debt	1,595	1,581
Accounts payable and accrued expenses	10,154	4,149

Total Current Liabilities	22,267	14,618

Long-term debt- less current portion	-	-

Total Liabilities	22,267	14,618

Commitments and Contingencies	-	-

STOCKHOLDERS' Equity (DEFICIENCY):
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized; 15,572,100 shares issued and outstanding at April 30, 2017 and January 31, 2017, respectively	15,572	15,572
Additional paid-in-capital	183,292	183,292
Accumulated other comprehensive income	1,613	1,709
Accumulated deficit	(213,081)	(177,464)
Total Stockholders' (Deficiency)	(12,604)	23,109

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$9,663	$37,727

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended	Three Months Ended
	April 30, 2017	April 30, 2016

Revenue	$-	$-

Costs and expenses:
Selling, general and administrative expenses	35,617	52,081

Loss from operations before provision for income taxes	(35,617)	(52,081)

Provision for income taxes	-	-

Net loss	$(35,617)	$(52,081)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	15,572,100	22,286,111

Other Comprehensive Loss:

Net loss	$(35,617)	$(52,081)

Foreign currency translation adjustment	(96)	(607)

Total Comprehensive Loss	$(35,713)	$(52,688)

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	April 30, 2017	April 30, 2016
Cash flows from operating activities:
Net loss	$(35,617)	$(52,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of Company by related party		299
Changes in operating assets and liabilities:
Prepaid Expenses	750	(16,428)
Inventories	785	-
Accounts payable and accrued expenses	6,001	13,081
Net Cash Used In Operating Activities	(28,081)	(55,199)

Cash flows from investing activities:
Net Cash Provided by Investing Activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	100,000
Payment of long-term debt	-	229
Proceeds from related parties	2,300	-
Payment of related party payables	(750)	(100)

Net Cash Provided by Financing Activities	1,550	99,671

Effect of exchange rate on cash	-	1

Net change in cash	(26,531)	44,473

Cash and cash equivalents - Beginning of period	27,124	100

Cash and cash equivalents - End of period	$593	$44,573

Supplementary information:

Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED APRIL 30, 2017 AND 2016

1.

DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of April 30, 2017 and the consolidated statements of operations, stockholders' deficiency and cash flows for the periods presented have been prepared by Nutriband, Inc. and Subsidiary (the "Company" or "Nutriband") and are unaudited. The consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' deficiency and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of April 30, 2017 was derived from audited financial statements of the Company.

Organization

Nutriband Inc. (the “Company” or “Nutriband”) was incorporated in the State of Nevada in January 2016. In January 2016, the Company acquired Nutriband Ltd. (“Nutriband Ltd”), a company registered in Dublin, Ireland, to enter the health supplement market with new applications of transdermal patches for delivery of supplements. Nutriband Ltd. moved manufacturing and operations to the United States during 2016. The product line consists of three products: an Energy Patch, Weight Management Patch, and a Multivitamin Patch.

Going Concern

The consolidated financial statements for the three months ended April 30, 2017, have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a past history of recurring losses from operations.  The Company will require additional funding to execute its future strategic business plan.  Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue to support its cost structure.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management acquired Nutriband Ltd. in 2016 to enter the health supplement market. On May 22, 2017, the Company entered into a share exchange agreement with Advanced Health Brands Inc.and TD Therapeutics, two US based nutritional supplement/OTC/companies. The Company purchased 100% of the outstanding common stock of Advanced Health Brands Inc. and TD Therapeutics Inc. in exchange for 5,000,000 common shares of Nutriband Inc. Advanced Health Brands Inc. is the holder of six provisional patents.

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

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2017. There were no significant changes to these accounting policies during the three months ended April 30, 2017 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material effect on its financial statements.

2.	INVENTORIES

Inventory as of April 30, 2017 and January 31, 2017 are as follows:

	April 30,	January 31,
	2017	2017
Finished goods	$7,263	$8,048
Work in progress	-	-
Raw materials	-	-
	$7,263	$8,048

3.	DEBT

Short-term debt-related parties as of April 30, 2017 and January 31, 2017, consists of loans from officers and related parties, that are interest free and due on demand. As of April 30, 2017 and January 31, 2017, short-term debt amounted to $10,518 and $8,888, respectively.

Long-term debt as of April 30, 2017 and January 31, 2017, consists of a loan from South County Dublin Council that is interest free with monthly payments of $75. The loan is due October 2017. As of April 30, 2017 and January 31, 2017, the total balance of long-term debt amounted to $1,595 and $1,581, respectively.

4.	RELATED PARTY TRANSACTIONS

a)	As of April 30, 2017 and January 31, 2017, Ann Sheridan, mother of the Chief Executive Officer and a Director of Nutriband Limited (Irelend), advanced the Company $8,968 and $8,888, respectively, for operating capital. The advance is interest free and due on demand.

b)	During the year ended January 31, 2017, the Company’s Chief Financial Officer advanced the Company $22,950 for operating capital all of which was repaid as of January 31, 2017. The advance is interest free and due on demand. During the three months ended April 30, 2017, the Chief Financial Officer loaned an additional $2,300, of which $1,550 is due as of April 30, 2017.

5.	WARRANTS

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company’s common stock issued to non-employees of the Company. The warrants were granted in connection with the proceeds of the sale of common stock with Nociota Holdings Limited in February 2016 and November 2016. The fair value of the warrants issued amounted to $142,434.

		Exercise	Remaining
	Shares	Price	Life
Outstanding, February 1, 2017	650,000	$1.35	2.2 years

Granted	-	-	-

Expired/Cancelled	-	-	-

Exercised	-	-	-

Outstanding-period ending April 30, 2017	650,000	$1.35	2.2 years

Exercisable - period ending April 30, 2017	500,000	$0.70	1.81 years

6.	SUBSEQUENT EVENTS

On May 22, 2017, the Company entered into a share exchange agreement with Advanced Health Brands Inc.and TD Therapeutics, two US based nutritional supplement/OTC/companies. The Company purchased 100% of the outstanding common stock of Advanced Health Brands Inc. and TD Therapeutics Inc. in exchange for 5,000,000 common shares of Nutriband Inc. Advanced Health Brands Inc. is the holder of six provisional patents.

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

RESULTS OF OPERATIONS

THREE MONTHS April 30, 2017

Revenues

Our revenue was $0 and we incurred a net loss of $35,617 for the three months ended April 30, 2017.

General and Administrative Expenses

For the three months ended April 30, 2017, our selling, general and administrative expenses were $35,617. The expenses are down primarily to a reduction of professional fees during the current period. The prior period reflected prior year audits and work performed on the Form 10.

THREE MONTHS ENDED April 30, 2016

Revenues

Our revenue was $0 and we incurred a net loss of $52,081 for the three months ended April 30, 2016, consisting primarily of professional fees.

General and Administrative Expenses

For the three months ended April 30, 2016, our selling, general and administrative expenses were $52,081.

LIQUIDITY AND CAPITAL REQUIREMENTS

Overview

As of April 30, 2017, the Company had $593 in cash. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $85,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including marketing and research and development costs, overhead, legal and accounting fees.

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

Going Concern

The Company has not generated any revenues, has recurring net losses and a working capital deficiency of $12,604 as of April 30, 2017, and used cash in operations of $28,081in the three month period ended April 30, 2017. In addition, as of January 31, 2017 and April 30, 2017, the Company had accumulated deficits of $177,464 and $213,081, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NUTRIBAND INC.

Dated: June 19, 2017	BY:	/s/ Gareth Sheridan
Gareth Sheridan
President and Chief Executive Officer