Form 10-Q
period 2017-07-31
NutriBand Inc.
filed 2017-09-19
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, was 20,767,100 as of September 18, 2017.

NUTRIBAND INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the six months ended July 31, 2017 and 2016 are not necessarily indicative of the results for the entire fiscal year or for any other period.

NUTRIBAND INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
	2017	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,796	$27,124
Inventories	3,700	8,048
Prepaid expenses	44,576	2,326
VAT receivable	250	229
Total Current Assets	56,322	37,727

Intangible assets-net	2,452,055	-

TOTAL ASSETS	$2,508,377	$37,727

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term debt to related parties	$9,720	$8,888
Current portion of long-term debt	1,729	1,581
Accounts payable and accrued expenses	6,465	4,149

Total Current Liabilities	17,914	14,618

Long-term debt-less current portion	-	-

Total Liabilities	17,914	14,618

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY :
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized; 20,767,100 and 15,572,100 shares issued and outstanding at July 31, 2017 and January 31, 2017, respectively	20,767	15,572
Additional paid-in-capital	2,775,597	183,292
Accumulated other comprehensive income	142	1,709
Accumulated deficit	(306,043)	(177,464)
Total Stockholders’ Equity	2,490,463	23,109

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,508,377	$37,727

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Costs and expenses:
Selling, general and administrative	92,962	35,623	128,579	87,704

Loss from operations before provision for income taxes	(92,962)	(35,623)	(128,579)	(87,704)

Provision for income taxes	-	-	-	-

Net loss	$(92,962)	$(35,623)	$(128,579)	$(87,704)

Net loss per common share-basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	19,550,361	22,375,000	17,594,199	22,325,549

Other Comprehensive Income (Loss):

Net loss	$(92,962)	$(35,623)	$(128,579)	$(87,704)

Foreign currency translation adjustment	(1,471)	262	(1,567)	(345)

Total Comprehensive Loss	$(94,433)	$(35,361)	$(130,146)	$(88,049)

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six Months Ended
	July 31, 2017	July 31, 2016
Cash flows from operating activities:
Net loss	$(128,579)	$(87,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	47,945
Expenses paid on behalf of Company by related party	-	458
Changes in operating assets and liabilities:
Inventories	4,348	(27,986)
Prepaid expenses	15,250
Accounts payable and accrued expenses	2,307	14,913
Net Cash Used In Operating Activities	(58,729)	(100,319)

Cash flows from investing activities:
Net Cash Provided by Investing Activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	40,000	100,000
Payment of long-term debt	-	(458)
Proceeds from related parties	8,250	7,500
Payment of related party payables	(8,250)	(600)

Net Cash Provided by Financing Activities	40,000	106,442

Effect of exchange rate on cash	(599)	6

Net increase (decrease) in cash	(19,328)	6,129

Cash and cash equivalents - Beginning of period	27,124	100

Cash and cash equivalents - End of period	$7,796	$6,229

Supplementary information:

Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

Non-cash Investing Activities:

Common stock issued for purchase of patents	$2,500,000	$-

Common stock issued for prepaid expenses	$57,500	$-

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE

MONTHS ENDED JULY 31, 2017 AND 2016

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of July 31, 2017 and the consolidated statements of operations and cash flows for the periods presented have been prepared by Nutriband, Inc. and Subsidiary (the “Company” or “Nutriband”) and are unaudited. The consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ deficiency and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of January, 31, 2017 was derived from audited financial statements of the Company.

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

Going Concern

The consolidated financial statements for the six months ended July 31, 2017, have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a past history of recurring losses from operations.  The Company will require additional funding to execute its future strategic business plan.  Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue to support its cost structure.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management acquired Nutriband Ltd. in 2016 to enter the health supplement market. The Company is also exploring some acquisition opportunities which would expand the Company’s operations into the pharmaceutical field.

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

Evaluation of Long-lived Assets

Patents represent an important component of the Company’s total assets .The Company amortizes its patents on a straight-line basis over the estimated useful lives of the assets. Management reviews long-lived assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment exists when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset. If impairment exists, the resulting write-down would be the difference between fair market value of the long-lived asset and the related net book value. There was no impairment as of July 31, 2017.

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2017. There were no significant changes to these accounting policies during the six months ended July 31, 2017 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material effect on its financial statements.

2.	INVENTORIES

Inventory as of July 31, 2017 and January 31, 2017 are as follows:

	July 31,	January 31,
	2017	2017
Finished goods	$3,700	$8,048
Work in progress	-	-
Raw materials	-	-
	$3,700	$8,048

3.	DEBT

Short-term debt-related parties as of July 31, 2017 and January 31, 2017, consists of loans from officers and related parties, that are interest free and due on demand. As of July 31, 2017, and January 31, 2017, short-term debt amounted to $9,720 and $8,888, respectively.

Long-term debt as of July 31, 2017 and January 31, 2017, consists of a loan from South County Dublin Council that is interest free with monthly payments of $75. The loan is due October 2017. As of July 31, 2017, and January 31, 2017, the total balance of long-term debt (current portion) amounted to $1,729 and $1,581, respectively.

4.	RELATED PARTY TRANSACTIONS

a)	As of July 31, 2017 and January 31, 2017, Ann Sheridan, mother of the Chief Executive Officer and a Director of Nutriband Limited (Ireland), advanced the Company $9,720 and $8,888, respectively, for operating capital. The advance is interest free and due on demand.

b)	During the year ended January 31, 2017, the Company’s Chief Financial Officer advanced the Company $22,950 for operating capital all of which was repaid as of January 31, 2017. The advance is interest free and due on demand. During the six months ended July 31, 2017, the Chief Financial Officer loaned an additional $8,250, all of which was repaid as of July 31, 2017.

5.	WARRANTS

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company’s common stock issued to non-employees of the Company. The warrants were granted in connection with the proceeds of the sale of common stock with Nociota Holdings Limited in February, 2016 and November, 2016. The fair value of the warrants issued amounted to $142,434. In 2017, warrants were granted in connection with proceeds of the sale of common stock with four individuals. The fair value of the warrants issued amounted to $35,000.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, February 1, 2017	650,000	$1.35	2.2 years

Granted	80,000	3.50	3.0 years

Expired/Cancelled	-

Exercised	-

Outstanding-period ending July 31, 2017	730,000	$1.58	1.85 years	$-

Exercisable - period ending July 31, 2017	500,000	$0.70	1.55 years	$-

6.	STOCKHOLDERS’ EQUITY

In June and July 2017, the Company received proceeds of $40,000 and issued 80,000 shares of common stock. The shares were valued at $0.50 per share, the fair value at the time of issuance. In connection with the sale of common stock, the Company issued warrants to purchase 80,000 shares of common stock at $3.50 per share expiring three years from the date of issuance.

During the six months ended July 31, 2017, the Company issued 115,000 shares as compensation for services rendered. The fair value of the shares issued was $57,500, of which $13,750 was expensed during the six months ended July 31, 2017.

In May 2017, the Company acquired the rights, title and interest in Transdermal Patch and Formation as described in the U.S. Patent Applications on February 6, 2017 from Advanced Health Brands, Inc. in exchange for 5,000,000 shares of the Company’s common stock valued at $2,500,000 based on the most recent issuance of the Company’s common stock for cash of $0.50.

7.	INTANGIBLES

As of July 31, 2017, the Company has not recognized any income or cash flow from the use of the patents. The patents are provisional patents and the Company will have one year from the date of issue to finalize the applications. The Company will continue its plans to utilize the patents. The patents are amortized over its useful life of ten years. As of July 31, 2017, the remaining useful life is 9.8 years.

The components of intangible assets are as follows:

Patents
Balance February 1, 2017	$-

Acquisition of patents in 2017	2,500,000

Amortization for the period ended July 31, 2017	(47,945)

Balance July 31, 2017	$2,452,055

8.	SUBSEQUENT EVENTS

In September 2017, the Company received a $15,000 interest free advance from TII Jet Services.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and other financial information included elsewhere in this report.

Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects” and words of similar import, constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including our ability to create, sustain, manage or forecast our growth; our ability to attract and retain key personnel; changes in our business strategy or development plans; competition; business disruptions; adverse publicity; and international, national and local general economic and market conditions.

GENERAL

Overview

The Company was incorporated in the State of Nevada on January 4, 2016. We plan to enter the health supplement market with new applications of transdermal patches for delivery of supplements and OTC products.

RESULTS OF OPERATIONS

THREE MONTHS ENDED July 31, 2017

Revenues

Our revenue was $-0- and we incurred a net loss of $92,962 for the three months ended July 31, 2017.

General and Administrative Expenses

For the three months ended July 31, 2017 our selling, general and administrative expenses were $92,962 primarily due to professional fees and amortization expense. The increase from 2016 is primarily due to the amortization of the recently acquired patents and an increase in legal fees.

SIX MONTHS ENDED July 31, 2017

Revenues

Our revenue was $-0- and we incurred a net loss of $128,579 for the six months ended July 31, 2017.

General and Administrative Expenses

For the six months ended July 31, 2017 our selling, general and administrative expenses were $128,579 primarily due to professional fees and amortization expense. The increase from 2016 is primarily due to the amortization of the recently acquired patents and an increase in legal fees.

THREE MONTHS ENDED July 31, 2016

Revenues

Our revenue was $-0- and we incurred a net loss of $35,623 for the three months ended July 31, 2016.

General and Administrative Expenses

For the three months ended July 31, 2016 our selling, general and administrative expenses were $35,623.

SIX MONTHS ENDED July 31, 2016

Revenues

Our revenue was $-0- and we incurred a net loss of $87,704 for the six months ended July 31, 2016.

General and Administrative Expenses

For the six months ended July,31 2016 our Selling, general and administrative expenses were $87,804.

LIQUIDITY AND CAPITAL REQUIREMENTS

Overview

As of July 31, 2017, the Company had $7,796 in cash. We do not have sufficient resources to effectuate our business.

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

Going Concern

The Company has not generated any revenues, has recurring net losses as of July 31, 2017, and used cash in operations of $58,729 in the six-month period ended July 31, 2017. In addition, as of January 31, 2017 and July 31, 2017, the Company had accumulated deficits of $177,464 and $306,043 respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

a. Disclosure controls and procedures.

As of the end of period covered by this report, the Company carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

b. Changes in internal controls over financial reporting.

No changes were made to the Company’s internal controls in the quarterly period covered by this report that have materially affected, or are reasonably likely materially to affect, the Company’s internal control over financial reporting.

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

NUTRIBAND INC.

Dated: September 19, 2017	BY:	/s/ Gareth Sheridan
Gareth Sheridan
President and Chief Executive Officer

