Form 10-Q
period 2017-10-31
NutriBand Inc.
filed 2017-12-08
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, was 20,767,100 as of December 8, 2017.

NUTRIBAND INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the nine months ended October 31, 2017 and 2016 are not necessarily indicative of the results for the entire fiscal year or for any other period.

NUTRIBAND INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
	2017	2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$102	$27,124
Inventories	2,638	8,048
Prepaid expenses	25,063	2,326
VAT receivable	247	229
Total Current Assets	28,050	37,727

Intangible assets-net	2,389,555	-

TOTAL ASSETS	$2,417,605	$37,727

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term debt to related parties	$9,582	$8,888
Short-term debt	16,704	1,581
Accounts payable and accrued expenses	8,428	4,149

Total Current Liabilities	34,714	14,618

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY :
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized; 20,767,100 and 15,572,100 shares issued and outstanding at October 31, 2017 and January 31, 2017, respectively	20,767	15,572
Additional paid-in-capital	2,775,597	183,292
Accumulated other comprehensive income	302	1,709
Accumulated deficit	(413,775)	(177,464)
Total Stockholders’ Equity	2,382,891	23,109

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,417,605	$37,727

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Costs and expenses:
Selling, general and administrative expenses	107,732	29,980	236,311	117,683

Loss from operations before provision for income taxes	(107,732)	(29,980)	(236,311)	(117,683)

Provision for income taxes	-	-	-	-

Net loss	$(107,732)	$(29,980)	$(236,311)	$(117,683)

Net loss per common share-basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	20,767,100	22,375,000	17,594,199	22,342,153

Other Comprehensive Income (Loss):

Net loss	$(107,732)	$(29,980)	$(236,311)	$(117,683)

Foreign currency translation adjustment	160	268	(1,407)	(77)

Total Comprehensive Loss	$(107,572)	$(29,712)	$(237,718)	$(117,760)

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	October 31, 2017	October 31, 2016
Cash flows from operating activities:
Net loss	$(236,311)	$(117,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	110,445
Expenses paid on behalf of Company by related party	-	471
Changes in operating assets and liabilities:
Inventories	5,410	(16,014)
Prepaid expenses	34,763
Accounts payable and accrued expenses	4,230	17,387
Net Cash Used In Operating Activities	(81,463)	(115,839)

Cash flows from investing activities:
Net Cash Provided by Investing Activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	40,000	100,000
Proceeds from short-term debt	15,000	-
Payment of long-term debt	-	(471)
Proceeds from related parties	8,250	22,950
Payment of related party payables	(8,250)	(5,900)

Net Cash Provided by Financing Activities	55,000	116,579

Effect of exchange rate on cash	(559)	17

Net increase (decrease) in cash	(27,022)	757

Cash and cash equivalents - Beginning of period	27,124	100

Cash and cash equivalents - End of period	$102	$857

Supplementary information:

Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

Non-cash Investing Activities:

Common stock issued for purchase of patents	$2,500,000	$-

Common stock issued for prepaid expenses	$57,500	$-

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE

MONTHS ENDED OCTOBER 31, 2017 AND 2016

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of October 31, 2017 and the consolidated statements of operations and cash flows for the periods presented have been prepared by Nutriband, Inc. and Subsidiary (the “Company” or “Nutriband”) and are unaudited. The consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of January, 31, 2017 was derived from audited financial statements of the Company.

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

Going Concern

The consolidated financial statements for the nine months ended October 31, 2017, have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a past history of recurring losses from operations.  The Company will require additional funding to execute its future strategic business plan.  Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue to support its cost structure.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management acquired Nutriband Ltd. in 2016 to enter the health supplement market. The Company is also exploring some acquisition opportunities which would expand the Company’s operations into the pharmaceutical field.

Management believes these proposed acquisitions will be profitable and the cash flows from these operations will enable the Company to fund the operations of the consolidated group over the next twelve months. Therefore, the annual financial statements continue to be prepared on a going concern basis.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the Company and its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated.

Evaluation of Long-lived Assets

Patents represent an important component of the Company’s total assets. The Company amortizes its patents on a straight-line basis over the estimated useful lives of the assets. Management reviews long-lived assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment exists when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset. If impairment exists, the resulting write-down would be the difference between fair market value of the long-lived asset and the related net book value. There was no impairment as of October 31, 2017.

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2017. There were no significant changes to these accounting policies during the nine months ended October 31, 2017 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material effect on its financial statements.

2.	INVENTORIES

Inventory as of October 31, 2017 and January 31, 2017 are as follows:

	October 31,	January 31,
	2017	2017
Finished goods	$2,638	$8,048
Work in progress	-	-
Raw materials	-	-
	$2,638	$8,048

3.	DEBT

Short-term debt-related parties as of October 31, 2017 and January 31, 2017, consists of loans from officers and related parties, that are interest free and due on demand. As of October 31, 2017, and January 31, 2017, short-term debt amounted to $9,582 and $8,888, respectively.

Short-term debt as of October 31, 2017 and January 31, 2017, consists of a loan from South County Dublin Council that is interest free with monthly payments of $75. The loan is due October 2017. As of July 31, 2017, and January 31, 2017, the total balance of long-term debt (current portion) amounted to $1,704 and $1,581, respectively.

On September 12, 2017, the Company received an interest-free loan from TII Jet Services LDA in the amount of $15,000. The loan is due upon demand. As of October 31, 2017, the amount is included in short-term debt.

4.	RELATED PARTY TRANSACTIONS

a)	As of October 31,2017 and January 31, 2017, Ann Sheridan, mother of the Chief Executive Officer and a Director of Nutriband Limited (Ireland), advanced the Company $9,582 and $8,888, respectively, for operating capital. The advance is interest free and due on demand.

b)	During the nine months ended October 31, 2017, the Chief Financial Officer loaned $8,250 to the Company, all of which was repaid as of October 31, 2017.

5.	WARRANTS

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company’s common stock issued to non-employees of the Company. The warrants were granted in connection with the proceeds of the sale of common stock with Nociota Holdings Limited in February, 2016 and November, 2016. The fair value of the warrants issued amounted to $142,434. In 2017, warrants were granted in connection with proceeds of the sale of common stock with three individuals. The fair value of the warrants issued amounted to $35,000.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, February 1, 2017	650,000	$1.35	2.2 years

Granted	80,000	3.50	3.0 years

Expired/Cancelled	-

Exercised	-

Outstanding-period ending October 31, 2017	730,000	$1.58	1.60 years	$-

Exercisable - period ending October 31, 2017	500,000	$0.70	1.30 years	$-

6.	STOCKHOLDERS’ EQUITY

In June and July 2017, the Company received proceeds of $40,000 and issued 80,000 shares of common stock. In connection with the sale of common stock, the Company issued warrants to purchase 80,000 shares of common stock@ $3.50 per share expiring three years from the date of issuance.

During the nine months ended October 31, 2017, the Company issued 115,000 shares as compensation for services rendered. The fair value of the shares issued was $57,500, of which $32,519 was expensed during the nine months ended October 31, 2017.

In May 2017, the Company acquired the rights, title and interest in Transdermal Patch and Formulation as described in the U.S. Patent Applications on February 6, 2017 from Advanced Health Brands, Inc. in exchange for 5,000,000 shares of the Company’s common stock valued at $2,500,000 based on the most recent issuance of the Company’s common stock for cash of $0.50.

7.	INTANGIBLE ASSETS

In May 2017, the Company acquired the rights, title and interest in Transdermal Patch and Formulation. As of October 31, 2017, the Company has not recognized any income or cash flow from the use of the patents. The patents are provisional patents and the Company will have one year from the date of issue to finalize the applications. The Company will continue its plans to utilize the patents. The patents are amortized over its useful life of 10 years.

The components of intangible assets are as follows:

Patents
Balance February 1, 2017	$-

Acquisition of patents in 2017	2,500,000

Amortization for the period ended October 31, 2017	(110,445)

Balance October 31, 2017	$2,389,555

8.	SUBSEQUENT EVENTS

On October 5, 2017, the Company entered into an acquisition agreement for 100% of the outstanding shares of Edgemark Innovations. The parties acknowledged that the structure of the deal could not be achieved to certain expectations for both parties and a rescission and restructure of the partnership between Nutriband and Edgemark Innovations was mutually beneficial.

On November 9, 2017, the original agreement was rescinded and the agreement going forward will be in respect of a mutual sales representative structure. Nutriband will be an official distributor of Pura and Edgemark Innovations will be an official distributor of Nutriband.

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

GENERAL

Overview

The Company was incorporated in the State of Nevada on January 4, 2016. We plan to enter the health supplement market with new applications of transdermal patches for delivery of supplements and OTC products. We further plan to use our delivery technology in the prescription pharmaceutical industry through developing acquired IP.

RESULTS OF OPERATIONS

THREE MONTHS ENDED October 31, 2017

Revenues

Our revenue was 0 and we incurred a net loss of $107,732 for the three months ended October 31, 2017.

General and Administrative Expenses

For the three months ended October 31, 2017 our selling, general and administrative expenses were $107,732 primarily due to professional fees and amortization expense. The increase from 2016 is primarily due to the amortization of the recently acquired patents and an increase in legal fees.

NINE MONTHS ENDED October 31, 2017

Revenues

Our revenue was 0 and we incurred a net loss of $236,311 for the nine months ended October 31, 2017.

General and Administrative Expenses

For the nine months ended Oct 31, 2017 our selling, general and administrative expenses were $236,311 primarily due to professional fees and amortization expense. The increase from 2016 is primarily due to the amortization of the recently acquired patents and an increase in legal fees.

THREE MONTHS ENDED October 31, 2016

Revenues

Our revenue was 0 and we incurred a net loss of $29,980 for the three months ended October 31, 2016.

General and Administrative Expenses

For the three months ended October 31, 2016 our selling, general and administrative expenses were $29,980.

NINE MONTHS ENDED October 31, 2016

Revenues

Our revenue was 0 and we incurred a net loss of $117,683 for the nine months ended October 31, 2016.

General and Administrative Expenses

For the nine months ended October 31, 2016 our Selling, general and administrative expenses were $117,683.

LIQUIDITY AND CAPITAL REQUIREMENTS

Overview

As of October 31, 2017, the Company had $102 in cash. We do not have sufficient resources to effectuate our business.

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

Going Concern

The Company has not generated any revenues, has recurring net losses as of October 31, 2017, and used cash in operations of $81,463 in the nine-month period ended October 31, 2017. In addition, as of January 31, 2017 and October 31, 2017, the Company had accumulated deficits of $177,464 and $413,775 respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NUTRIBAND INC.

Dated: December 8, 2017	BY:	/s/ Gareth Sheridan
Gareth Sheridan
President and Chief Executive Officer

