Form 10-K
period 2018-01-31
NutriBand Inc.
filed 2018-05-01
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Aggregate market value of the voting stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (July 31, 2017): $0 as there was no public market for the registrant’s common stock.

As of April 27, 2018, there were 20,877,100 shares of common stock, par value $0.001 per share,

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. OUR FORWARD LOOKING STATEMENTS REFLECT OUR CURRENT VIEWS, INTENTS AND EXPECTATIONS WITH RESPECT TO, AMONG OTHER THINGS, OUR OPERATIONS AND FINANCIAL PERFORMANCE. OUR FORWARD LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF WORDS SUCH AS “OUTLOOK,” “BELIEVE,” “EXPECT,” “POTENTIAL,” “WILL,” “MAY,” “ESTIMATE,” “ANTICIPATE,” DERIVATIVES OR NEGATIVES OF SUCH WORDS OR SIMILAR WORDS. SUCH FORWARD LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES. ACCORDINGLY, THERE ARE OR WILL BE FACTORS THAT COULD CAUSE ACTUAL OUTCOMES OR RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED OR IMPLIED IN THESE STATEMENTS. WE BELIEVE THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING:

●	CHANGING MARKET CONDITIONS, INCLUDING RISING INTEREST RATES THAT MAY ADVERSELY IMPACT OUR MANUFACTURING AND DISTRIBUTION COMPANIES AND OUR BUSINESS WITH THEM;

●	POTENTIAL TERMINATIONS OF OUR MANAGEMENT AGREEMENTS WITH OUR CLIENT COMPANIES;

●	OUR ABILITY TO EXPAND OUR BUSINESS DEPENDS UPON THE GROWTH AND PERFORMANCE OF OUR DISTRIBUTION COMPANIES AND OUR ABILITY TO OBTAIN OR CREATE NEW CLIENTS FOR OUR BUSINESS AND IS OFTEN DEPENDENT UPON CIRCUMSTANCES BEYOND OUR CONTROL;

●	LITIGATION RISKS;

●	ALLEGATIONS OF ANY CONFLICTS OF INTEREST ARISING FROM OUR MANAGEMENT ACTIVITIES;

●	OUR ABILITY TO RETAIN THE SERVICES OF OUR FOUNDERS AND OTHER KEY PERSONNEL;

●	RISKS ASSOCIATED WITH AND COSTS OF COMPLIANCE WITH LAWS AND REGULATIONS, INCLUDING SECURITIES REGULATIONS, EXCHANGE LISTING STANDARDS AND OTHER LAWS AND REGULATIONS AFFECTING PUBLIC COMPANIES; AND

●	OTHER RISKS DESCRIBED UNDER “RISK FACTORS” BEGINNING ON PAGE 5.

i

ii

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

The year 2013 was a restructure phase; expenditures were made towards creating contacts for expansion internationally. In February 2014 Nutriband Ltd. signed a license and distribution deal with a Utah based company, Nutranomics Inc. Over the following eight months, efforts were focused on rebranding, reformulating and improving the products. In February 2015 Nutriband Ltd. was acquired by Nutranomics. The acquisition, however, was rescinded in November 2015 pursuant to an agreement by both parties, as terms of our agreement with Nutranomics were not met. According to the agreement signed with Nutranomics on January 26, 2015, Nutranomics agreed to issue Gareth Sheridan 5% of the total and outstanding shares of Nutranomics, which would have been about 3.2 million shares as of January 26, 2015. Subsequent stock issuances had the result of diluting Mr. Sheridan to well below 1%. In addition, Nutranomics had not, as it had agreed, developed Nutriband products from stage of acquisition, offered Mr. Sheridan a position in Nutranomics, or generated any sales of Nutriband products, as it was not in a financial position to produce Nutriband products or generate sales. The companies mutually agreed to rescind the January 26, 2015 acquisition agreement effective November 30, 2015.

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

In May 2017, Nutriband began to place focus for transdermal technology in the Pharmaceutical and RX space. The first move was the acquisition of Michigan company Advanced Health Brands. Advanced Health Brands was an early stage transdermal development company with an IP Portfolio of prescription medications to be delivered through transdermal technology. Nutriband Inc. Acquired Advanced Health Brands for $2,500,000 paid solely in stock consisting of 5,000,000 shares.

In September 2017, the company acquired and subsequently rescinded its acquisition of Edgemark Innovation Ltd. The decision to rescind came after further due diligence and a lack of transparency over Edgemark’s financials. Both the Company and Edgemark instead restructured a mutual distribution contract for both companies’ products.

In February 2018, the Company appointed ex Irish Presidential candidate and renowned businessman, Sean Gallagher, as Company President.

In April, 2018, Nutriband Inc. acquired Transdermal focused 4P Therapeutics out of Atlanta, Georgia for $1,900,000 paid in cash and stock. Following a final due diligence period including a full audit, 4P will receive $400,000 and 250,000 shares of common stock of the Company. The Company will add 4P’s clinical pipeline to that of Advanced Health Brands and retained ownership of its own clinical development facility in the deal. In the interim, the Company will take full managerial control of 4P during the transition period.

Most notable products to be acquired in the deal include Defent™ abuse deterrent patch technology, an opioid abuse deterrent platform for the transdermal delivery of opioid-based medications. Defent™ lowers the risk of abuse and misuse, creating a safer treatment for patients.

Nutriband will also acquire 4P’s Exenatide transdermal delivery system, currently in Phase I clinical development.  If successfully taken through Phase III and to commercialization, it will compete with injectable Exenatide such as Byetta® and Bydureon® by providing an injection free alternative for patients with type II diabetes.

Unless the context otherwise requires, the terms the “Company”, “Nutriband”, “we,” “our” and “us” refers to Nutriband Inc., and, as the context requires, its subsidiary Nutriband Limited.

Business and products

As at this time, the Company has not had any significant sales of its consumer products, which are nutritional, cosmetic and therapeutic transdermal patches. The Company is working to develop its prescription pipeline and is in various stages of clinical development with this. The Nutriband product line initially consists of three transdermal patch products, with additional products under development. The basis of the product’s operation is that, once the product is applied, the ingredients will pass through the skin and release the product over a period of time.

The initial products of Nutriband Ltd. were developed solely by Gareth Sheridan and were manufactured in China on a small scale to initiate a test market. The products have been redeveloped with U.S. based manufacturer in North Carolina. Product shape, density and quality has been improved along with packaging design and branding for all consumer products.

4P Therapeutics, the Clinical arm of Nutriband Inc. will be conducting all clinical development for the company’s pharmaceutical pipeline.

The transdermal prescription pipeline in development for the Company consists of products to treat the following diseases: diabetes, heart disease, opioid abuse/misuse, cardiovascular disease, nausea, Infertility, Blood Pressure, Parkinson’s disease, and pain relief.

The consumer product line currently consists of eleven products: an Energy Patch line, a Weight Management patch line, a Multivitamin Patch line, a Children’s Multivitamin Patch Line, an amino acid patch line, an anti-wrinkle patch line, an insect repellant patch line, a detox patch line, a PMS patch line, a sleep patch line and a nausea and motion sickness patch line.

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

The caffeine dose in our products is based off similar products on the market and Global RDA allowances, staying within published safety limits, which are effective. Our patch has less caffeine than a can of Red Bull® energy drink. The European Food Safety Authority (EFSA) published an opinion on the safety of caffeine, advising that single doses of caffeine up to 200 mg (about 3 mg/kg bw for a 70-kg adult) do not give rise to safety concerns.

The Mayo Clinic has stated that ‘Up to 400 milligrams (mg) of caffeine a day appears to be safe for most healthy adults. That’s roughly the amount of caffeine in four cups of brewed coffee, 10 cans of cola or two “energy shot” drinks.’ The FDA is in agreement with EFSA on caffeine intake being safe up to 200mg, as per the article on the FDA website, ‘medicines in my home, Caffeine and your body’.

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

Competition and Markets

Target Markets

The target market for the Company is the global transdermal market and currently to a lesser extent, the therapeutic pharmacy and cosmetic markets. The transdermal drug delivery market is experiencing some of the most significant growth within the pharmaceutical industry, as MarketsandMarkets.com recently reported the market is expected to reach USD $125.88 Billion by 2021 from USD $92.40 Billion in 2016 at a CAGR of 6.4% during the period. North America was expected to dominate the global market recently, with the U.S. accounting for a major share of the regional market.

High incidence of skin diseases (such as psoriasis, eczema, and skin cancer), increasing inclination of patients towards pain-free drug delivery, launch of new topical products, and increasing focus of prominent players on strengthening their presence in the North American market through acquisitions and expansions. With over one billion transdermal patches manufactured every year, the market is already of considerable size as the future growth is expected to continue to improve. Key players in the market include the typical pharmaceutical giants, but there are also strong companies of a smaller scale that are making noise through creative innovation.

Nutriband’s competition in the Global transdermal space include Mylan N.V. (NASDAQ: MYL), Nektar Therapeutics (NASDAQ: NKTR), Therapix Biosciences Ltd. (NASDAQ: TRPX), Mallinckrodt Public Limited Company (NYSE: MNK).

Our Market Strategy

Raw Materials, Production and Fulfillment

We currently do not have a Market Strategy for our Prescription and RX products as they are still in Clinical Development stages. We will begin to carry out in house all clinical development at our Clinical arm of Nutriband Inc., 4P Therapeutics as well as any contracted third party development. 4P Therapeutics has a number of years’ experience in the transdermal clinical development space and also conducts Clinical development for 3rd Party organizations.

We are currently using a third party manufacturer, Pocono Coated Products, Cherryville, North Carolina, for non-prescription consumer products but plan, if the markets for our products develop and we have sufficient capital, to use facilities around the world to ensure that production will continue in the event of a disturbance in operation at any given location, and to source some of our raw materials directly. All raw materials are sourced by our contract manufacturer in N. Carolina through their list of suppliers. We do not deal directly with the raw material suppliers and believe that the raw materials used in our products are widely available from a large number of sources. Our manufacturer does not have a FDA CGMP certificate; however, they advise us that the facility is completely compliant with FDA regulations for manufacturing our current range, and have been inspected by the FDA resulting in comments for certain improvements, which were carried out.

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

At this time, we are substantially dependent on this manufacturer and have a quality control agreement the manufacturer as of July 19, 2016, which agreement sets out responsibilities for both parties for quality control. Prior to this date we did not have any agreement in place.

Sales and Marketing

We currently do not sell any Pharmaceutical products as they are still in clinical development.

Regarding our Consumer products, the highly fragmented, competitive nature of the nutritional supplement market makes sales and marketing efforts within the sector largely relationship driven. We are preparing plans for selling our products to customers through our website with an SEO backed marketing effort headed by our new CTO, Patrick Ryan and plan to use direct marketing to wholesalers and distributors, so that we establish a network of retail distributors as well as an online customer base.

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

The Company has marketing contacts through the various distributors we have contacts with. We are currently implementing our new SEO placement (favorable and higher ranking appearance on search engines so as to generate more traffic) plan for online presence following the appointment of our CTO, Patrick Ryan.

We plan to participate in industry conferences and expos, and to seek endorsements from athletes and other known celebrities. There are no assurances that such endeavors will be successful and will materialize in distribution agreements or any other agreements.

Competition

The U/S and international pharmaceutical market is a large, competitive, rapidly growing market. Intellectual property plays a significant role in the ability for a company our size to compete and offers opportunity for license deals with larger players or drug acquisition. The cost to take a single transdermal drug to market can range from three to six million dollars on average and requires significant up front capital to commercialize.

In Pharmaceuticals, we compete with companies such as Mylan, Mallinckrodt and Johnson and Johnson.

The above brands have all established themselves as key brands in the area of Pharmaceutical development on a Global scale although much of their product is consumed orally, via injection or otherwise, with a broad spectrum of delivery. Therefore, we believe leaving the gap open for Nutriband to exploit as a player solely focused on Transdermal delivery and technologies. As seen previously almost half of supplement users are open to new methods of ingestion due to reasons such as taste quality or hassle or pill swallowing complications

The U.S. and international nutritional supplements retail industry is a large, highly fragmented, and growing industry, with no single industry participant accounting for a majority of total industry retail sales. We believe competition is based on price, quality and assortment of products, customer service, marketing support and availability of new products. In addition, the market is highly sensitive to the introduction of new products.

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

The above brands have all established themselves as key brands in the area of supplemental nutrition although much of their product ingestion diversification is very minimal therefore we believe leaving the gap open for Nutriband to exploit. As seen previously almost half of supplement users are open to new methods of ingestion due to reasons such as taste quality or hassle or pill swallowing complications.

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

Governmental Regulation

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of all of our products, both pharmaceutical and Consumer, are subject to regulation by one or more federal agencies, including the FDA, Consumer Product Safety Commission, or CPSC, and the U.S. Department of Agriculture, or USDA. Advertising and other forms of promotion and methods of marketing are subject to regulation primarily by the U.S. Federal Trade Commission, or FTC, which regulates these activities under the Federal Trade Commission Act, or FTCA. The FTC and the FDA work together under a division of responsibilities between the two agencies. As applied to dietary supplements, the FDA has primary responsibility for claims on product labeling, including packaging, inserts, and other promotional materials distributed at the point of sale. The FTC has primary responsibility for claims in advertising, including print and broadcast ads, infomercials, catalogs, and similar direct marketing materials. The foregoing matters regarding our products are also regulated by various state and local agencies as well as those of each foreign country in which we would distribute our products.

The Dietary Supplement Health and Education Act of 1994 (“DSHEA”) amended the Federal Food, Drug, and Cosmetic Act (the “FDC Act”) to establish a new framework governing the composition, safety, labeling, manufacturing and marketing of dietary supplements. Dietary supplements are defined, in part, as products (other than tobacco products) taken by mouth that contain a “dietary ingredient”, i.e., products intended for ingestion (meaning oral consumption) in tablet, capsule, powder, softgel, gelcap, or liquid form or, if not intended for ingestion in such a form, are not represented as conventional food and not represented for use as a sole item of a meal or of the diet. Transdermal patches would not fall under this definition of dietary supplement, and nicotine patches are specifically allowed under the FDA rules.

Dietary ingredients include vitamins, minerals, amino acids, and herbs or botanicals, as well as other substances that can be used to supplement the diet. Federal law requires that every dietary supplement be labeled as such, either with the term “dietary supplement” or with a term that substitutes a description of the product’s dietary ingredient(s) for the word “dietary” (e.g., “herbal supplement” or “calcium supplement”). Federal law does not require dietary supplements to be proven safe to FDA’s satisfaction before they are marketed.

Generally, under the FDC Act, dietary ingredients that were marketed in the United States prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. “New” dietary ingredients (i.e., dietary ingredients that were “not marketed in the United States before October 15, 1994”) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” without being “chemically altered.” A new dietary ingredient notification must provide the FDA evidence of a “history of use or other evidence of safety” establishing that use of the dietary ingredient “will reasonably be expected to be safe.” A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient.

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

FDA monitors drug manufacturers’ compliance with its Current Good Manufacturing Practice (CGMP) regulations.  The CGMP regulations for drugs contain minimum requirements for the methods, facilities, and controls used in manufacturing, processing, and packing of a drug product.  The regulations make sure that a product is safe for use, and that it has the ingredients and strength it claims to have. The approval process for new drug and generic drug marketing applications includes a review of the manufacturer’s compliance with the CGMP.  FDA inspectors determine whether the firm has the necessary facilities, equipment, and skills to manufacture the new drug for which it has applied for approval.   Decisions regarding compliance with CGMP regulations are based upon inspection of the facilities, sample analyses, and compliance history of the firm. This information is summarized in reports which represent several years of history of the firms.

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

Employees

We currently have ten executive employees.

Item 1A. Risk Factors

Our business is subject to numerous risk factors, including the following:

WE HAVE A LIMITED OPERATING HISTORY THAT YOU CAN USE TO EVALUATE US, AND THE LIKELIHOOD OF OUR SUCCESS MUST BE CONSIDERED IN LIGHT OF THE PROBLEMS, EXPENSES, DIFFICULTIES, COMPLICATIONS AND DELAYS FREQUENTLY ENCOUNTERED BY A SMALL COMPANY.

We were incorporated in Nevada on January 4, 2016, and acquired Nutriband Ltd. (Ireland) on January 15, 2016.  We have a limited amount of financial resources. The likelihood of our success must be considered in light of the expenses and difficulties in clinical development, marketing our products to wholesale and other customers. Since we have a limited operating history of marketing our products to the public, we may not be able to continue to operate profitably or to grow our business.

WE WILL BE REQUIRED TO RAISE SUBSTANTIAL AMOUNTS OF CAPITAL TO CAPITALIZE ON OUR PRESCRIPTION PIPELINE

On average a drug developed in house in our space can cost anything from $3,000,000 to $5,500,000. For us to take our pipeline through clinical development to commercialization we will be required to raise substantial capital in addition to generating revenues to capitalize on our pipeline.

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

AT THIS TIME THERE IS NO UNIVERSAL MARKET ACCEPTANCE OF OUR NUTRITIONAL SUPPLEMENTS.

There is no assurance that we will be successful in growing our market share for one or more of our nutritional supplement products, it being uncertain whether our products will achieve and sustain high levels of demand, consumer acceptance and market adoption. We are seeking distribution and marketing channels; however, we cannot assure you that any significant degree of market acceptance will result, and that acceptance, if achieved, will be sustained for any significant period or that product life cycles will be sufficient (or substitute products developed) to permit the Company to recover start-up and other associated costs. Failure by us to achieve or sustain market acceptance would have a material adverse effect on our business, financial conditions, and results of operations.

AT THIS TIME THERE IS NO GUARANTEE OF FDA APPROVAL FOR OUR ENTIRE PHARMACEUTICAL PIPELINE

As we are still in early stage development for most of our pipeline there is currently no indication that the whole pipeline will receive FDA approval to market as a prescription drug. Much of our pipeline includes ingredients with prior approval however there are notable risks associated with changing delivery method and there is no guarantee of positive results following phase I, II or III clinical development.

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

In marketing our products through the internet and generating publicity over the internet, we are heavily dependent and reliant on availability of Microsoft and Apple computer-based technologies for accessing the Internet and, for wireless devices, technology from Apple (ios phones) and Google (android phones and geo locating services). Our operations are potentially vulnerable to breakdown or other interruption by fire, power loss, system malfunction, unauthorized access and other events such as computer hackings, cyber-attacks, computer viruses, worms or other destructive or disruptive software. Likewise, data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. There can be no assurance that our efforts will prevent significant breakdowns, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition of the Company. In addition, significant implementation issues may arise if we consolidate and outsource certain computer operations and application support activities.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

4P Therapeutics is currently based at 680 Engineering Drive, Suite 150, Peachtree Corners, Georgia, 30092.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded over-the-counter on OTC(PINK) Markets Group under the symbol “NTRB”. The following table sets forth, for the periods indicated, the high and low bid prices ($) of our common stock, as reported in published financial sources. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, commission, and may not represent actual transactions.

	High	Low
Fiscal Year Ended January 31, 2018
Quarter Ended January 31, 2018	6.55	1.55

The common stock of the Company is traded on OTC Pink market.

The Company has never paid a cash dividend on its common stock and does not anticipate paying dividends in the foreseeable future. It is the present policy of the Company’s Board of Directors to retain earnings, if any, to finance the expansion of the Company’s business. The payment of dividends in the future will depend on the results of operations, financial condition, capital expenditure plans and other cash obligations of the Company and will be at the sole discretion of the Board of Directors.

The Company does not have, and has not at any time had in effect, any equity compensation plan.

Shares Eligible for Future Sale Under Rule 144

Rule 144 under the Securities Act of 1933, as amended, provides an exemption from the registration requirements of the Securities Act for resales of “restricted securities,” which are securities that have been acquired from the issuer of the securities or an affiliate of the issuer in a transaction or chain of transactions not involving a public offering, and for resales of any securities held by an affiliate of the issuer.

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

There are 20,877,100 shares of our common stock outstanding.

Of these shares, 2,375,000 shares of our common stock became freely tradable without restriction under the Securities Act on February 18, 2017, except that any securities held by our affiliates, as that term is defined in Rule 144 under the Securities Act, must generally be sold in compliance with the limitations of Rule 144 described above.

Item 6. Selected Financial Data

None

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

Overview

The Company was incorporated in the State of Nevada on January 4, 2016. We have developed a transdermal pipeline for prescription medications and also a consumer line of supplement patch products.

RESULTS OF OPERATIONS

YEAR ENDED JANUARY 31, 2018

Revenues

Our revenue was $-0- and we incurred a net loss of $2,671,946 or the year ended January 31, 2018.

General and Administrative Expenses

For the year ended January 31, 2018, our selling, general and administrative expenses were $171,946 primarily due to professional fees and consulting expense. The increase from 2017 is primarily due to the increase in legal fees.

Evaluation of Long Lived Assets

Patents represent an important component of the Company’s total assets. The Company amortizes its patents on a straight-line basis over the estimated useful lives of the assets. Management reviews long-lived assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If an impairment exists, the resulting write-down would be the difference between fair market value of the long-lived asset and the related net book value. As of January 31, 2018, the Company recorded an impairment charge of $2,500,000 and reduced the book value of the patents to $-0- .

YEAR ENDED JANUARY 31, 2017.

Revenues

Our revenue was $-0- and we incurred a net loss of $151,260 for the year ended January 2017.

General and Administrative Expenses

For the year ended January 31, 2017, our general and administrative expenses were $151,260.

LIQUIDITY AND CAPITAL REQUIREMENTS

Overview

As of January 31, 2018, the Company did not have any cash. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $1,500,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including marketing and research and development costs, overhead, legal and accounting fees.

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

Going Concern

The Company has not generated any revenues, has recurring net losses and used cash in operations of $92,858 for the year ended January 31, 2018. In addition, as of January 31, 2018, the Company had an accumulated deficit of $2,849,410. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements for the year ended January 31, 2018, have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a past history of recurring losses from operations. The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue to support its cost structure. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Estimated 2018 Capital Requirements

We estimate our capital requirements over the next twelve months for the development and marketing of our products to be $500,000 to $1,500,000.

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

Accounting Standards Issued But Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing account standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to a customer. Subsequently, the FASB issued several other updates related to revenue recognition collectively with ASU 201-09, the “new revenue standards”). The new revenue standards will replace most existing revenue recognition guidance in U.S. GAAP upon its effective dates.

In preparation for adoption of the new guidance, we have reviewed representative samples of contracts and other forms of agreements with customers and have evaluated the provisions under the five-step model specified by the new revenue standards. The Company has completed its assessment and identified changes with respect to timing of revenue recognition,

We will adopt the guidance under the new revenue standards effective February 1, 2018. The Company does not expect the adoption of the new revenue standards to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), to provide a new comprehensive model for lease accounting under this guidance, lessees and lessors should apply a “right-of-use” model in accounting for all leases (including subleases) and eliminate the concept of operating leases and off-balance-sheet leases. Recognition, measurement and presentation of expenses will depend on classification as finance or operating lease. Similar modifications have been made to lessor accounting in-line with revenue recognition guidance. This guidance is effective for the annual periods and interim periods beginning December 15, 2018. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. Early adoption is permitted. The update guidance requires a modified retrospective adoption. We are currently in the process of evaluating this new standard update

The Company has implemented all new pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Credit Risk - Our accounts receivables would be subject, in the normal course of business, to collection risks. We plan to assess these risks and establish policies and business practices to protect against the adverse effects of collection risks.

Item 8. Financial Statements and Supplementary Data

Selected Financial Data

Our consolidated financial statements, together with accompanying footnotes, and the report of our independent registered accounting firm, are set forth on page F1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting.  Due to a lack of segregation of duties, our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of January 31, 2018 are not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of January 31, 2018. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded, due to a lack of segregation of duties, in this assessment that as of January 31, 2018, our internal control over financial reporting is not effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers.

We have officers and directors as follows:

Name	Age	Positions and Offices Held
Gareth Sheridan	28	Chief Executive Officer and Director
Vitalie Botgros	45	Chairman of the Board and Director
Serguei Melnik	45	Chief Financial Officer and Director
Sean Gallagher	55	Company President and Director
Ray Kalmar	50	Chief Innovation Officer and Director
Paul Murphy	51	Chief Operations Officer and Director
Alan Smith	53	Head of 4P Therapeutics and Clinical Development
Patrick Ryan	32	Chief Technical Officer
Laura Fillman	49	VP Finance
Steve Damon	61	Director

Gareth Sheridan

Gareth Sheridan is an award winning entrepreneur, businessman and founder of Nutriband Inc. Mr. Sheridan currently sits as CEO of Nutriband Inc.

Mr. Sheridan was Ireland’s ‘Young Entrepreneur of the Year’ in 2014 for establishing Nutriband Ltd. And with it Nutriband was awarded Ireland’s ‘Best New Product 2014’. Mr. Sheridan has further business awards from S. Dublin’s Best Young Entrepreneur and S. Dublin’s Best Startup Company.

Mr. Sheridan has also worked as a Business Mentor with 100 Minds, a social enterprise founded in 2013, that brings together some of Ireland’s top college students and connects them with one cause to achieve large charitable goals in a short space of time.

Mr. Sheridan is also a past Nissan Generation Next Ambassador, receiving the acknowledgement in 2015 by Nissan Ireland as one of Ireland’s future generational leaders.

Mr. Sheridan received a B.Sc. in Business and Management from Dublin Institute of Technology in 2012. Where he concentrated on international economics, venture creation and entrepreneurship

Vitalie Botgros

Mr. Botgros has served as chairman since January 14, 2016. Mr. Botgros, from 2007 to the present, has been the CEO and shareholder of MJet GmbH, Schwechat, Austria, which specializes in executive business jets management and operations, providing also aviation consulting.  Prior to founding MJet, Mr. Vitalie held specialized positions involving financial management for airline executives, marketing and sales.  Previous positions included project manager and advisor to Group CFO, Transmasholding, Russia, from 2005 to 2006, and a VP Finance and shareholder of Moldavian Airlines SA and Carpathair SA from 1995 to 2004. He is fluent in both Russian and English. Mr. Botgros attended the State University of the Republic of Moldova from 1990 to 1995, graduating with a degree in law in 1995. Mr. Botgros brings extensive knowledge of international business and business operations and networks. He is the founder and CEO of a charter jets company of 150 employees based in Vienna, Austria, with clients and business contacts are in many countries, all over the world. We feel that Mr. Botgros is an asset on our Board and may be able to directly to assist the Company in our business in the future.

Serguei Melnik

Mr. Melnik has been involved in general business consulting for companies in the U.S. financial markets and setting up the legal and financial framework for operations of foreign companies in the U.S. During the last 5 years, Mr. Melnik, through his consulting company Wolf Blitz Inc. consulted on multiple international trade deals with the clients from Ecuador, Ukraine, Moldova, and Romania. Mr. Melnik advised UNR Holdings, Inc. with regard to the initiation of the trading of its stock in the over-the-counter markets in the U.S. From February 2003 to May 2005 he was the Chief Operations Officer and a Board member of Asconi Corporation, Winter Park, Florida, with regard to restructuring the company and listing it on the American Stock Exchange.  Mr. Melnik from June 1995 to December 1996 was a lawyer in the Department of Foreign Affairs, JSC Bank “Inteprinzbanca”, Chisinau, Moldova, and prior thereto practiced law in Moldova in various positions. Mr. Melnik is fluent in Russian, Romanian, English and Spanish.

We selected our directors for their business management and operational experience. Mr. Melnik brings experience in public company reporting and internal controls and day to day operations for a public company.

Sean Gallagher

Mr. Gallagher was appointed Nutriband President on Feburary 13, 2018 per 8K. Sean Gallagher is an experienced businessman, an inspiring speaker & a highly regarded business writer. He also stood, as an Independent Candidate, and was runner up, in the 2011 Irish Presidential Election. Sean’s notable business ventures include co-founding and serving as CEO of Clyde Real Estate, Pharmaceutical Directorships and co-founding Ireland’s largest home technology company, Smarthomes. Sean has also served as an investor in a popular TV show, Dragon’s Den which is Ireland and UK’s version of popular US TV show Shark tank.

Sean qualified with an MBA from the University of Ulster and previously worked with one of Ireland’s Enterprise Agencies and has, over the past 20 years, trained and mentored hundreds of emerging entrepreneurs. He has also served on a number of Irish State Boards including the National Training and Employment Agency (FAS), the North South Trade Body (InterTrade Ireland) and was Chair of the State owned Drogheda Port Company.

Ray Kalmar

Ray Kalmar is the Chief Innovation Officer of Nutriband Inc. and Global Head of Pharmaceutical Development and Bio-Medicines. Before he joined Nutriband in April 2017, he had most recently served as Founder and CEO of Advanced Health Brands Corporation.

Ray served in the United States Air Force for 12 Years, 8 years in Air Force Special Ops and 4 years as a combat medic, completing two tours in Iraq during his service. He stays active in the veteran community by volunteering with Team Red, White and Blue and Team Rubicon.

Ray worked at Schering-Plough and Merck from 1999 to 2009 in sales and marketing roles, and he later held a series of increasingly responsible roles at Merck, Harvard Drug and Letco Medical. He has over 18 years experience in pharmaceuticals, bulk chemicals and pharmacogenetics. His primary focuses have been cardiovascular disease, pulmonary disease and infectious disease.

He earned a Bachelor of Science degree from the University of Central Florida as well as a Certificate from MIT in Molecular Biology: DNA Replication and Repair and a Certificate from Harvard University in Biochemistry.

Paul Murphy

Paul Murphy has over ten years’ experience in the Bulk Chemical Compounding market.  He was the Regional Sales Manager within the territories of Michigan, Indiana, Ohio, Illinois, Wisconsin, Tennessee and Kentucky for over 5 years.  Mr. Murphy has over ten years’ experience as a CAD cleanroom specialist with consulting knowledge in USP 795, USP 797 and USP 800 compounding regulation.  He also has 5 years’ experience within the Outsourcing Facility (503B) market and specializes in cGMP guidelines for manufacturing.  He has a further 4 years consulting experience within the compounding market and 4 years orthopedic surgery experience.  Mr. Murphy received Bachelor of Science, Marketing at Central Michigan University.

Patrick Ryan

Patrick Ryan joined the Nutriband team in February 2018. Coming from an Engineering background, and having worked in the tech industry for 8 years, Paddy brings a fresh perspective and understanding to our team.   As CTO, Patrick is responsible for Nutriband’s technology strategy and plays a key role in leading new initiatives.

Laura Fillman

Ms. Fillman, was appointed VP Finance in January 2018. Ms. Fillman is a finance and commercial executive with 25+ years’ experience. Her experience includes treasury, finance, investments, business development and contract negotiation. In finance, Ms. Fillman worked extensively with Wall Street and investor relations. Specific areas of responsibility have included establishing a credit facility, trading derivatives, managing investment portfolios, managing liquidity and capital structure, developing budgets, and repatriating foreign earnings. While in finance, Ms. Fillman traveled internationally as part of an M&A team.   As a contracts negotiator, Ms. Fillman has negotiated contracts for Fortune 100 companies in a multitude of industries and geographies.  She has led cross-functional teams in deal analysis and strategy development for a variety of agreement-types, including global service agreements, royalty agreements and joint ventures.   Ms. Fillman has an MBA in Finance and a BA with honors in economics.

Alan Smith, Ph.D.

Alan Smith, Ph.D., co-founded 4P Therapeutics in 2011 and serves as Vice President, Clinical, Regulatory, Quality, and Operations. Previously, he was with Altea Therapeutics, most recently serving as Vice President, Product Development and Head of Clinical R&D, Regulatory Affairs, and Project Management. At Altea, he led major research and development programs with pharmaceutical companies such as Eli Lilly, Amylin, Hospira, Elan, and Novartis. He joined Altea as one of the first employees and spent 12 years growing its multidisciplinary drug delivery research and development organization. Dr. Smith has 20 years of experience in the research and development of drug and biologic delivery systems, diagnostics and medical devices for treatment and management of diabetes, chronic pain and cardiovascular disease. Prior to joining Altea Therapeutics, he led the development of transdermal glucose monitoring systems at SpectRx, Inc., a publicly traded noninvasive diagnostics company. Dr. Smith received Ph.D. and M.S. degrees in Biomedical Engineering from Rutgers University and the University of Medicine and Dentistry of New Jersey. He currently serves on the Editorial Advisory Board of Expert Opinion on Drug Delivery.

Steven P. Damon

Steve Damon, founder of 4P Therapeutics, has over 20 years of experience with various business roles in the medical and pharmaceutical industries. Before founding 4P Therapeutics, Steve led the Business Development team at Altea Therapeutics as the company’s Senior Vice President of Business Development. He was responsible for executing several key partnerships with various pharmaceutical companies for Altea’s novel transdermal patch technology, bringing over $45 million of non-dilutive financing into Altea Therapeutics. Also, Steve currently serves on the board of directors for Georgia BIO. Prior to joining Altea Therapeutics, Steven Damon was at Durect Corporation in Cupertino, Ca, where in addition to completing product partnership agreements, he was was responsible for other commercial activities including the Alzet brand drug delivery pumps and was President of a wholly owned subsidiary - Absorbable Polymers International. He was previously at Kimberly-Clark Healthcare, with lead responsibilities for commercial development of the healthcare business in Europe and key responsibilities for a number of major acquisition deals.

EMPLOYMENT AGREEMENTS

At this time, we have no employment agreements in effect with any of our executives or employees.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (b)	All Other Compensation i. (i)	Total ($) (i)
Gareth Sheridan, CEO	2018	0							0
	2017	$5,310							$5,310
Serguei Melnik	2018	0							0
	2017	$5,000							$5,000
Ray Kalmar	2018	0							0
Paul Murphy	2018	0							0

The Company has no stock option or other executive compensation plans.

The Company does not compensate its seven directors separately for services performed in their capacity as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 30, 2018, the ownership of our common stock by each person known by us to be the beneficial owner of five percent or more of the Company’s voting stock, by the founders of the Company and all directors individually and by all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown. As of April 30th there were 20,877,100 shares of common stock were issued and outstanding, reflecting the 5-for-1 forward split in the outstanding common stock effective May 12, 2016 and 7,000,000 shares returned by the CEO to the authorized unissued.

	Number of Shares Owned Beneficially	Ownership Percentage of Class
Gareth Sheridan 1 Minnowbrook Terenure Road West Dublin 6W, Ireland.	6,000,000	28.74%
Serguei Melnik 309 Celtic Ct. Oviedo, FL, 32765	2,550,000	12.21%
Vitalie Botgros Dacia 42, Ap.20 Chisinau, Moldova	3,000,000	14.37%
Ray Kalmar	2,100,000	10.05%
Paul Murphy	2,100,000	10.05%
All directors and officers as a group	15,750,000	75.42%

Item 13. Certain Relationships and Related Person Transactions, and Director Independence

Related Party Transactions

a)	As of January 31, 2018 and 2017, Ann Sheridan, mother of the Chief Executive Officer and a Director of Nutriband Limited (Ireland), advanced the Company $10,230 and $8,888, respectively, for operating capital. The advance is interest free and due on demand.

b)	During the year ended January 31, 2018, the Chief Financial Officer advanced $8,250 to the Company, of which $8,250 was repaid. Additionally, the Company has amounts due to its CFO of $4,000 and $-0- for reimbursement of various operating expenses paid by him on behalf of the Company.

Director Independence

Five of our directors are executive officers of the Company and would not be classified as “independent” under the rules of the SEC and The New York Stock Exchange. Our board of directors has determined that Vitalie Botgros is not “independent” within the meaning of the applicable rules of the SEC and The New York Stock Exchange.

Item 14. Principal Accountant Fees and Services

The following table presents fees billed for audit services and other services provided during fiscal years 2018 and 2017 by Sadler, Gibb & Associates, LLC for the audit of the Company’s 2017 and 2016 fiscal years.

	2018	2017
Audit Fees	$18,023	$15,000
Audit-related Fees
Tax Fees
All Other Fees
Total Fees	$18,023	$15,000

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements, the review of the financial statements, services in connection with our statutory and regulatory filings for the fiscal years ended 2018 and 2017.

Audit-Related Fees

Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for the fiscal years ended 2018 and 2017, exclusive of the fees disclosed as Audit Fees above. These fees include assistance with registration statements and consents not performed directly in connection with audits.

All Other Fees

We did not incur fees for any services, other than the fees disclosed above relating to audit and audit-related services, rendered during the fiscal years ended 2018 and 2017.

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

NUTRIBAND INC.

INDEX

(a)	Financial Statements.

(b)	Exhibits.

Exhibit No.	Description
3.1a	Articles of Incorporation. (Incorporated by reference to Exhibit 3.1a to the Company’s Form 10, filed with the SEC on June 2, 2016.)
3.1b	Amendment to Articles of Incorporation, filed May 12, 2016. (Incorporated by reference to Exhibit 3.1b to the Company’s Form 10, filed with the SEC on June 2, 2016.)
3.2	By-Laws. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10, filed with the SEC on June 2, 2016.)
10.1	Share Exchange Agreement, dated January 15, 2016. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10, filed with the SEC on June 2, 2016.)
10.2	Quality Agreement, dated July 19, 2016, between Pocono Coated Products LLC and the Company. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10, filed with the SEC on July 27, 2016.)
31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. SEC. 1350 (Section 906 of Sarbanes-Oxley Act of 2002)
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. SEC. 1350 (Section 906 of Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

NUTRIBAND INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nutriband, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nutriband, Inc. (“the Company”) as of January 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2016.

Salt Lake City, UT

May 1, 2018

NUTRIBAND INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	January 31,
	2018	2017
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$-	$27,124
Inventories	4,133	8,048
Prepaid expenses	160,503	2,326
VAT receivable	263	229
Total Current Assets	164,899	37,727

TOTAL ASSETS	$164,899	$37,727

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,341	$4,149
Due to related parties	14,230	8,888
Note payable	16,820	1,581

Total Current Liabilities	43,391	14,618

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized; 20,877,100 and 15,572,100 shares issued and outstanding at January 31, 2018 and 2017, respectively	20,877	15,572
Additional paid-in-capital	2,950,487	183,292
Accumulated other comprehensive income (loss)	(446)	1,709
Accumulated deficit	(2,849,410)	(177,464)
Total Stockholders’ Equity	121,508	23,109

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$164,899	$37,727

See notes to consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended
	January 31,
	2018	2017

Revenue	$-	$-

Costs and expenses:
Selling, general and administrative expenses	171,946	151,260
Intangible impairment charge	2,500,000	-
Total Costs and Expenses	2,671,946	151,260

Loss from operations before provision for income taxes	(2,671,946)	(151,260)

Provision for income taxes	-	-

Net loss	$(2,671,946)	$(151,260)

Net loss per common share-basic and diluted	$(0.14)	$(0.01)

Weighted average common shares outstanding - basic and diluted	19,212,018	21,210,592

Other Comprehensive Income (Loss):

Net loss	$(2,671,946)	$(151,260)

Foreign currency translation adjustment	(2,155)	69

Total Comprehensive Income (Loss)	$(2,674,101)	$(151,191)

See notes to consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated
	Total	shares	Amount	Capital	Income (Loss)	Deficit
Balance, February 1,2016	$(11,470)	21,875,000	$21,875	$(8,781)	$1,640	$(26,204)

Sale of common stock for cash	175,000	650,000	650	174,350	-	-

Issue of common stock for services	10,770	47,100	47	10,723

Common shares returned and cancelled	-	(7,000,000)	(7,000)	7,000

Foreign currency translation adjustment	69	-	-	-	69	-

Net loss for the year ended January 31, 2017	(151,260)	-	-	-	-	(151,260)

Balance, January 31, 2017	23,109	15,572,100	15,572	183,292	1,709	(177,464)

Sale of common stock for cash	50,000	90,000	90	49,910	-	-

Issuance of common stock for services	222,500	215,000	215	222,285	-	-

Issuance of common stock for issuance of patent	2,500,000	5,000,000	5,000	2,495,000	-	-

Net loss for the year ended January 31, 2018	(2,671,946)	-	-	-	-	(2,671,946)

Foreign currency translation adjustment	(2,155)	-	-	-	(2,155)	-

Balance, January 31, 2018	$121,508	20,877,100	$20,877	$2,950,487	$(446)	$(2,849,410)

See notes to consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	January 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,671,946)	$(151,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Intangible impairment charge	2,500,000	-
Accounts payable and accrued expense-related party	4,000	-
Stock-based compensation	-	7,770
Changes in operating assets and liabilities:
Prepaid expenses	64,323	674
Inventories	3,915	(8,048)
Accounts payable and accrued expenses	6,850	2,941
Net Cash Used In Operating Activities	(92,858)	(147,923)

Cash flows from investing activities:
Net Cash Provided by Investing Activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	50,000	175,000
Proceeds from bank overdraft	762	-
Proceeds from short-term debt	15,000	-
Proceeds from related parties	8,250	22,950
Payment of related party payables	(8,250)	(23,050)

Net Cash Provided by Financing Activities	65,762	174,900

Effect of exchange rate on cash	(28)	47

Net change in cash	(27,124)	27,024

Cash and cash equivalents - Beginning of period	27,124	100

Cash and cash equivalents - End of period	$-	$27,124

Supplementary information:

Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Common stock issued for prepaid services	$222,500	$3,000

Common stock returned and cancelled	$-	$7,000

Common stock issued for purchase of patents	$2,500,000	$-

See notes to consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED JANUARY 31, 2018 AND 2017

1.	ORGANIZATION

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

Going Concern

The consolidated financial statements for the year ended January 31, 2018, have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a past history of recurring losses from operations. The Company will require additional funding to execute its future strategic business plan.  Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue to support its cost structure.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Evaluation of Long-lived Assets

Patents represent an important component of the Company’s total assets. The Company amortizes its patents on a straight-line basis over the estimated useful lives of the assets. Management reviews long-lived assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If an impairment exists, the resulting write-down would be the difference between fair market value of the long-lived asset and the related net book value. As of January 31, 2018, the Company recorded an impairment charge of $2,500,000 and reduced the book value of the patents to $-0-.

Income Taxes

Taxes are calculated in accordance with taxation principles currently effective in the United States of America and Ireland.

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

The Company’s cash and cash equivalents are concentrated primarily in banks.  At times, such deposits could be in excess of insured limits. Management believes that the financial institutions that hold the Company’s financial instruments are financially sound and, accordingly, minimal credit risk is believed to exist with respect to these financial instruments.

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares consist of outstanding common stock purchase warrants. As of January 31, 2018 there were 730,000 common stock equivalents outstanding.

Accounting Standards Issued But Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing account standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to a customer. Subsequently, the FASB issued several other updates related to revenue recognition collectively with ASU 201-09, the “new revenue standards”). The new revenue standards will replace most existing revenue recognition guidance in U.S. GAAP upon its effective dates.

In preparation for adoption of the new guidance, we have reviewed representative samples of contracts and other forms of agreements with customers and have evaluated the provisions under the five-step model specified by the new revenue standards. The Company has completed its assessment and identified changes with respect to timing of revenue recognition,

We will adopt the guidance under the new revenue standards effective February 1, 2018. The Company does not expect the adoption of the new revenue standards to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), to provide a new comprehensive model for lease accounting under this guidance, lessees and lessors should apply a “right-of-use” model in accounting for all leases (including subleases) and eliminate the concept of operating leases and off-balance-sheet leases. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. Similar modifications have been made to lessor accounting in-line with revenue recognition guidance. This guidance is effective for the annual periods and interim periods beginning December 15, 2018. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. Early adoption is permitted. The update guidance requires a modified retrospective adoption. We are currently in the process of evaluating this new standard update.

The Company has implemented all new pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements or results of operations.

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

Level 1	- Observable inputs such as quoted market prices in active markets

Level 2	- Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3	- Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of January 31, 2018, there were no financial assets or liabilities that required disclosure.

2.	INVENTORIES

Inventory as of January 31, 2018 and 2017 are as follows:

	January 31,
	2018	2017
Finished goods	$4,133	$8,048
Work in progress	-	-
Raw materials	-	-
	$4,133	$8,048

3.	DEBT

Short-term debt-related parties as of January 31, 2018 and 2017, consists of loans from officers and related parties, that are interest free and due on demand. As of January 31, 2018 and 2017, short-term debt amounted to $14,230 and $8,888, respectively.

Short-term debt as of January 31, 2018 and 2017, consists of a loan from South County Dublin Council that is interest free with monthly payments of $75. The loan was due October 2017. As of January 31, 2018, and 2017, the total balance of long-term debt (current portion) amounted to $1,820 and $1,581, respectively. This loan is in default.

On September 12, 2017, the Company received an interest-free loan from TII Jet Services LDA in the amount of $15,000. The loan is interest fee and due upon demand. As of January 31, 2018, the amount is included in short-term debt.

4.	INCOME TAXES

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

There is no U.S. tax provision due to losses from U.S. operations for the years ended January 31, 2018 and 2017. Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities. The principal item giving rise to deferred taxes is the net operating loss carryforward in the U.S. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has set up a valuation allowance for losses for certain carryforwards that it believes may not be realized.

The provision for income taxes consist of the following:

Years Ended
January 31,
	2018	2017
Current
Federal	$-	$-
Foreign	-	-
	-	-
Deferred
Federal	-	-
Foreign	-	-
	$-	$-

As of January 31, 2018, the Company recorded a deferred tax asset associated with a net operating loss (“NOL”) carryforward of approximately $960,000 that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize those benefits in the foreseeable future. The Company’s NOL expires in 2034. The valuation allowance increased by approximately $909,000 during the year ended January 31, 2018.

The types of temporary differences between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

	2018	2017

Net operating loss carry forwards (expire through 2034)	$(88,098)	$(51,564)
Stock issued for services	(21,928)	0
Intangible impairment expense	(850,000)	0
Valuation allowance	960,026	51,564
Net deferred taxes	$-	$-

5.	RELATED PARTY TRANSACTIONS

a)	As of January 31, 2018 and 2017, Ann Sheridan, mother of the Chief Executive Officer and a Director of Nutriband Limited (Ireland), advanced the Company $10,230 and $8,888, respectively, for operating capital. The advance is interest free and due on demand.

b)	During the year ended January 31, 2018, the Chief Financial Officer advanced $8,250 to the Company, of which $8,250 was repaid as of January 31, 2018. Additionally, the Company had amounts owed to its CFO of $4,000 and $-0- as of January 31, 2018 and 2017, respectively, for expenses paid on behalf of the Company.

6.	WARRANTS

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company’s common stock issued to non-employees of the Company. The warrants were granted in connection with the proceeds of the sale of common stock with Nociota Holdings Limited in February, 2016 and November, 2016. The fair value of the warrants issued amounted to $142,434. In 2017, 80,000 warrants were granted in connection with proceeds of the sale of common stock with three individuals. The fair value of the warrants issued amounted to $35,000.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, February 1, 2017	650,000	$1.35	2.2 years	$-

Granted	80,000	3.50	2.4 years	-

Expired/Cancelled	-			-

Exercised	-			-

Outstanding-period ending January 31, 2018	730,000	$1.58	1.35 years	$-

Exercisable - period ending January 31, 2018	650,000	$1.35	1.22 years	$-

7.	STOCKHOLDERS’ EQUITY

In June and July 2017, the Company received proceeds of $40,000 and issued 80,000 shares of common stock. In connection with the sale of common stock, the Company issued warrants to purchase 80,000 shares of common stock at $3.50 per share expiring three years from the date of issuance.

In November 2017, the Company received proceeds of $10,000 and issued 10,000 of common stock.

During the year ended January 31, 2018, the Company issued 215,000 shares as compensation for services rendered. The fair value of the shares issued was $222,500, of which $61,997 was expensed during the year ended January 31, 2018.

In May 2017, the Company acquired the rights, title and interest in Transdermal Patch and Formulation as described in the U.S. Patent Applications on February 6, 2017 from Advanced Health Brands, Inc. in exchange for 5,000,000 shares of the Company’s common stock valued at $2,500,000 based on the most recent issuance of the Company’s common stock for cash of $0.50.

8.	INTANGIBLE ASSETS

In May 2017, the Company acquired the rights, title and interest in Transdermal Patch and Formulation. As of January 31, 2018, the Company has not recognized any income or cash flow from the use of the patents. The patents are provisional patents and the Company will have one year from the date of issue to finalize the applications. The Company will continue its plans to utilize the patents. As of January 31, 2018, the Company recorded an impairment charge of $2,500,000 and reduced the fair value of the patents to $-0-.

The components of intangible assets are as follows:

Patents
Balance February 1, 2017	$-

Acquisition of patents in 2017	2,500,000

Impairment charge for the year ended January 31, 2018	(2,500,000)

Balance January 31, 2018	$-

9.	SUBSEQUENT EVENTS

On April 5, 2018, the Company entered into an acquisition agreement to acquire a 100% interest in 4P Therapeutics Inc. in exchange for $400,000 and 250,000 shares of common stock of the Company. The shares will be issued and payment made upon the completion of the certified audit of 4P Therapeutics Inc. 4P Therapeutics Inc. will become the pharmaceutical and development arm of Nutriband with specific focus on Transdermal and Topical Technologies, prescription drugs and clinical development.

SIGNATURES

Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRIBAND INC.

Date: May 1, 2018	By:	/s/ Gareth Sheridan
Gareth Sheridan, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on April 28, 2018.

/s/ Gareth Sheridan
Gareth Sheridan,
Chief Executive Officer

16