Form 10-Q
period 2018-04-30
NutriBand Inc.
filed 2018-06-18
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, was 21,304,100 as of June 18, 2018.

NUTRIBAND INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the three months ended April 30, 2018 and 2017 are not necessarily indicative of the results for the entire fiscal year or for any other period.

NUTRIBAND INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
	2018	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$-
Inventories	4,133	4,133
Prepaid expenses	106,753	160,503
VAT receivable	-	263
Total Current Assets	110,886	164,899

TOTAL ASSETS	$110,886	$164,899

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$77,128	$12,341
Due to related parties	40,905	14,230
Notes payable	41,797	16,820

Total Current Liabilities	159,830	43,391

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized; 20,877,100 and 20,877,100 shares issued and outstanding at April 30, 2018 and January 31, 2018, respectively	20,877	20,877
Additional paid-in-capital	2,950,487	2,950,487
Common stock to be issued	277,500	-
Accumulated other comprehensive loss	(300)	(446)
Accumulated deficit	(3,297,508)	(2,849,410)
Total Stockholders' Equity (Deficiency)	(48,944)	121,508

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$110,886	$164,899

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	April 30,
	2018	2017

Revenue	$-	$-

Costs and expenses:
Selling, general and administrative expenses	448,098	35,617

Loss from operations before provision for income taxes	(448,098)	(35,617)

Provision for income taxes	-	-

Net loss	$(448,098)	$(35,617)

Net loss per common share-basic and diluted	$(0.02)	$(0.00)

Weighted average common shares outstanding - basic and diluted	20,877,100	15,572,100

Other Comprehensive Income (Loss):

Net loss	$(448,098)	$(35,617)

Foreign currency translation adjustment	146	(96)

Total Comprehensive Loss	$(447,952)	$(35,713)

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(448,098)	$(35,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of Company by related party	24,300	-
Stock-based compensation	277,500	-
Changes in operating assets and liabilities:
Inventories	-	785
Prepaid expenses	54,011	750
Accounts payable and accrued expenses	64,846	6,001
Net Cash Used In Operating Activities	(27,441)	(28,081)

Cash flows from investing activities:
Net Cash Provided by Investing Activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	25,000	-
Change in bank overdraft	(59)	-
Proceeds from related parties	2,500	2,300
Payment of related party payables	-	(750)

Net Cash Provided by Financing Activities	27,441	1,550

Effect of exchange rate on cash	-	-

Net increase (decrease) in cash	-	(26,531)

Cash and cash equivalents - Beginning of period	-	27,124

Cash and cash equivalents - End of period	$-	$593

Supplementary information:

Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

Supplementary disclosure of non-cash investing and financing activities

Common stock to be issued for services	$277,500

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED APRIL 30, 2018 AND 2017

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of April 30, 2018 and the consolidated statements of operations and cash flows for the periods presented have been prepared by Nutriband, Inc. and Subsidiary (the “Company” or “Nutriband”) and are unaudited. The consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of January 31, 2018 was derived from audited financial statements of the Company.

Organization

Nutriband Inc. (the “Company” or “Nutriband”) was incorporated in the State of Nevada in January 2016. In January 2016, the Company acquired Nutriband Ltd. (“Nutriband Ltd”), a company registered in Dublin, Ireland, to enter the health and wellness market with new applications of transdermal patches. Nutriband Ltd. moved manufacturing and operations to the United States during 2016. Since then, Nutriband Inc. has developed a full line of consumer and health products which it plans to sell internationally. Through its acquisition and internal development strategy, the Company is developing a pipeline for transdermal prescription medications. For the Company’s planned operations in the U.S., it will be subject to the rules of the Food and Drug Administration (“FDA”); the Company plans to seek FDA clearance, where required, for its transdermal patches and other products marketed in the U.S.

Going Concern

The consolidated financial statements for the three months ended April 30, 2018, have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a past history of recurring losses from operations. The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue to support its cost structure. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management acquired Nutriband Ltd. in 2016 to enter the health supplement market. The Company is also exploring some acquisition opportunities which would expand the Company’s operations into the pharmaceutical field.

Management believes these proposed acquisitions will be profitable and the cash flows from these operations will enable the Company to fund the operations of the consolidated group for a period of one year from the issuance of these financial statements. Therefore, the annual financial statements continue to be prepared on a going concern basis.

Significant Accounting Policies

The Company’s significant accounting policies are found below. These policies should be read in conjunction with Note 1 found in the Company’s Annual Report on Form 10-K for the year ended January 31, 2018.

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

Evaluation of Long-lived Assets

Patents represent an important component of the Company’s total assets. The Company amortizes its patents on a straight-line basis over the estimated useful lives of the assets. Management reviews long-lived assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment exists when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset. If an impairment exists, the resulting write-down would be the difference between fair market value of the long-lived asset and the related net book value. As of January 31, 2018, the Company recorded an impairment charge of $2,500,000 and reduced the book value of the patent to be $-0-.

Recently Adopted Accounting Standards

In May, 2014 the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09””), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to a customer. Subsequently, the FASB issued several other updates related to revenue recognition (collectively with ASU 201-09, the “new revenue standards”). The Company adopted the guidance under the new revenue standards using the modified retrospective transaction method effective February 1, 2018. The Company does not expect the adoption of the new revenue standards to have a material impact on its consolidated financial statements.

Accounting Standards Issued But Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), to provide a new comprehensive model for lease accounting under this guidance, lessees and lessors should apply a “right-of-use” model in accounting for all leases (including subleases) and eliminate the concept of operating leases and off-balance-sheet leases. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. Similar modifications have been made to lessor accounting in-line with revenue recognition guidance. This guidance is effective for the annual periods and interim periods beginning December 15, 2018. The amendments also require certain quantitave and qualitative disclosures about leasing arrangements. Early adoption is permitted. The update guidance requires a modified retrospective adoption. We are currently in the process of evaluating this new standard update.

The Company has implemented all new pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements or results of operations.

2.	INVENTORIES

Inventory as of April 30, 2018 and January 31, 2018 are as follows:

	April 30,	January 31,
	2018	2018
Finished goods	$4,133	$4,133
Work in progress	-	-
Raw materials	-	-
	$4,133	$4,133

3.	DEBT

Short-term debt-related parties as of April 30, 2018 and January 31, 2018, consists of loans from officers and related parties, that are interest free and due on demand. As of April 30, 2018 and January 31, 2018, short-term debt amounted to $40,905 and $14,230, respectively. The loans were paid in full May 2018.

Short-term debt as of April 30, 2018 and January 31, 2018, consists of a loan from South County Dublin Council that is interest free with monthly payments of $75. The loan is due October 2017. As of January 31, 2018, and 2017, the total balance of long-term debt (current portion) amounted to $1,797 and $1,820, respectively. The loans were paid in full May 2018.

On September 12, 2017, the Company received an interest-free loan from TII Jet Services LDA in the amount of $15,000. The Company received an additional advance of $25,000 during April 2018. The loan is interest free and due upon demand. As of April 30, 2018 and January 31, 2018, the balance due was $40,000 and $15,000, respectively, and amount is included in short-term debt.

4.	RELATED PARTY TRANSACTIONS

a)	As of April 30, 2018 and January 31, 2018, Ann Sheridan, mother of the Chief Executive Officer and a Director of Nutriband Limited (Ireland), advanced the Company $10,105 and $10,230, respectively, for operating capital. The advance is interest free and due on demand. The advance was repaid in full May 2018.

b)	During the year ended January 31, 2018, the Chief Financial Officer advanced $8,250 to the Company, all of which was repaid as of January 31, 2018. Additionally, the Company had amounts owed to the CFO for payments made on behalf of the Company of $30,800 and $4,000 as of April 30, 2018 and January 31, 2018, respectively. The amounts were repaid in full May 2018.

5.	COMMON STOCK

The Company recorded the fair value of 110,000 shares valued at $277,500 during the three months ended April 30, 2018 and reflected the issuance of these shares as common stock to be issued as of April 30, 2018.

6.	WARRANTS

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company’s common stock issued to non-employees of the Company.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, February 1, 2018	730,000	$1.58	1.35 years	-

Granted	-	-	-	-

Expired/Cancelled	-	-	-	-

Exercised	-	-	-	-

Outstanding-period ending April 30, 2018	730,000	$1.58	1.10 years	$-

Exercisable - period ending April 30, 2018	650,000	$1.35	0.97 years	$-

7.	EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares consist of outstanding common stock purchase warrants. As of April 30, 2018 there were 730,000 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

8.	SUBSEQUENT EVENTS

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

On May 2, 2018, the Company received proceeds of $1 million from Barandnic Holdings Ltd. in connection with the sale of 250,000 shares of the Company’s common stock. In connection with the sale, the purchaser received a five-year warrant to purchase 250,000 shares at an exercise price of $4.00 per share. On May 27, 2018, Barandic Holdings Ltd. exercised 125,000 common stock warrants and the Company received proceeds of $500,000.

On May 16, 2018, the Company issued 160,000 shares of common stock for services. The fair value of the common stock issued was $602,500, of which $277,500 was expensed during the three months ended April 30, 2018.

On June 13, 2018, the Company signed a letter of intent to acquire 100% of Carmel Biosciences, a pharmaceutical company that addresses critical needs in new drug and liquid reformulation for cardiovascular and metabolic therapies. The Company plans to complete the acquisition, valued at approximately $3.8 million, through payment of the issuance of 450,000 shares of the Company’s common stock. In December 2007, Carmel Biosciences received FDA approval for PREXXARTAN, the first and only approved oral liquid dosage form of the angiotensin receptor block (ARB) valsartan in the Unite States.

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

GENERAL

Overview

The Company was incorporated in the State of Nevada on January 4, 2016. We plan to enter the health and wellness market with new applications of transdermal patches. Nutriband Ltd. moved manufacturing and operations to the United States during 2016. Since then, Nutriband Inc. has developed a full line of consumer and health products which it plans to sell internationally. Through its acquisition and internal development strategy, the Company is developing a pipeline for transdermal prescription medications. In our planned operations in the U.S., the Company will be subject to the rules and regulations of the Food and Drug Administration (“FDA”); we plan to seek FDA clearance, where required, for our transdermal patches and other products that we market in the U.S.

RESULTS OF OPERATIONS

THREE MONTHS ENDED April 30, 2018

Revenues

Our revenue was -0- and we incurred a net loss of $448,098 for the three months ended April 30, 2018.

General and Administrative Expenses

For the three months ended April 30, 2018 our selling, general and administrative expenses were $448,098 primarily due to professional fees, consulting fees and payroll expense. The increase from 2017 is primarily due to an increase in legal fees and payroll expenses during the quarter. The increase in payroll expense is primarily due to the issuance of common stock for services performed in the amount of $277,500. The amount of such fees and expenses is not indicative of future expenses to be incurred in the current fiscal year.

THREE MONTHS ENDED April 30, 2017

Revenues

Our revenue was -0- and we incurred a net loss of $35,617 for the three months ended April 30, 2017.

General and Administrative Expenses

For the three months ended April 30, 2017 our selling, general and administrative expenses were $35,617 primarily due to professional fees.

LIQUIDITY AND CAPITAL REQUIREMENTS

Overview

As of April 30, 2018, the Company had $-0-in cash. We estimate that we will require up to $5,000,000 of capital for the next twelve months of operations. We estimate that our expenses will be comprised primarily of general expenses including particularly marketing and research and development costs, overhead, legal and accounting fees.

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. Although we have recently completed an equity financing of $1 million and also received proceeds of $500,000 from the exercise of purchase stock warrants during May 2018, there can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain additional funds through bank loans, lines of credit or any other sources.

Going Concern

As of January 31, 2018 and April 30, 2018, the Company had accumulated deficits of $2,849,410 and $3,297,508 respectively.

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

Estimated 2018 Capital Requirements

We estimate our capital requirements over the next twelve months for the development and marketing of our products to be $2,000,000 to $5,000,000, depending on the products we select for development.

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

a. Disclosure controls and procedures.

As of the end of period covered by this report, the Company carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that for reasons discussed in our annual report on Form 10-K, the Company’s disclosure controls and procedures are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

NUTRIBAND INC.

Dated: June 18, 2018	BY:	/s/ Gareth Sheridan
Gareth Sheridan
Chief Executive Officer

