Form 10-Q
period 2018-07-31
NutriBand Inc.
filed 2018-09-17
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-55654

NUTRIBAND INC.

(Exact name of registrant as specified in its charter)

NEVADA	81-1118176
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 South Orange Ave., Suite 1500, Orlando, FL	32801
(Address of Principal Executive Offices)	(Zip Code)

(407) 377-6695

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, was 21,824,100 as of September 7, 2018.

NUTRIBAND INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the three and six months ended July 31, 2018 and 2017 are not necessarily indicative of the results for the entire fiscal year or for any other period.

NUTRIBAND INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
	2018	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,097,181	$-
Inventories	54,606	4,133
Prepaid expenses	65,503	160,503
VAT receivable	-	263
Total Current Assets	1,217,290	164,899

PROPERTY and EQUIPMENT-net	3,816	-

OTHER ASSETS:
Deposit on acquisition	1,850,000	-

TOTAL ASSETS	$3,071,106	$164,899

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$73,120	$12,341
Deferred revenue	49,000	$-
Due to related parties	-	14,230
Notes payable	40,000	16,820

Total Current Liabilities	162,120	43,391

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized; 21,824,100 and 20,877,100 shares issued and outstanding at July 31, 2018 and January 31, 2018, respectively	21,824	20,877
Additional paid-in-capital	8,063,490	2,950,487
Accumulated other comprehensive loss	(48)	(446)
Accumulated deficit	(5,176,280)	(2,849,410)
Total Stockholders' Equity	2,908,986	121,508

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,071,106	$164,899

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Costs and expenses:
Cost of sales	-		-
Non-cash compensation	1,486,450		1,763,950
Selling, general and administrative expenses	392,322	92,962	562,920	128,579
Total Costs and Expenses	1,878,772	92,962	2,326,870	128,579

Loss from operations before
Provision for income taxes	(1,878,772)	(92,962)	(2,326,870)	(128,579)

Provision for income taxes	-	-	-	-

Net loss	$(1,878,772)	$(92,962)	$(2,326,870)	$(128,579)

Net loss per common share-basic and diluted	$(0.09)	$(0.00)	$(0.11)	$(0.01)

Weighted average common shares outstanding - basic and diluted	21,240,133	19,550,361	21,061,625	17,594,199

Other Comprehensive Income (Loss):

Net loss	$(1,878,772)	$(92,962)	$(2,326,870)	$(128,579)

Foreign currency translation adjustment	252	(1,471)	398	(1,567)

Total Comprehensive Loss	$(1,878,520)	$(94,433)	$(2,326,472)	$(130,146)

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,326,870)	$(128,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of Company by related party	24,300	-
Depreciation and amortization	347	47,945
Stock-based compensation	1,763,950	-
Changes in operating assets and liabilities:
Inventories	(50,473)	4,348
Accounts receivable	263
Prepaid expenses	95,000	15,250
Deferred revenue	49,000	-
Accounts payable and accrued expenses	61,541	2,307
Net Cash Used In Operating Activities	(382,942)	(58,729)

Cash flows from investing activities:
Purchase of equipment	(4,163)	-
Net Cash Provided by Investing Activities	(4,163)	-

Cash flows from financing activities:
Payment on bank overdraft	(762)	-
Proceeds from sale of common stock	1,000,000	40,000
Proceeds from exercise of warrants	500,000
Proceeds from notes payable	25,000
Payment of notes payable	(1,820)	-
Proceeds from related parties	2,500	8,250
Payment of related party payables	(41,038)	(8,250)

Net Cash Provided by Financing Activities	1,483,880	40,000

Effect of exchange rate on cash	406	(599)

Net increase (decrease) in cash	1,097,181	(19,328)

Cash and cash equivalents - Beginning of period	-	27,124

Cash and cash equivalents - End of period	$1,097,181	$7,796

Supplementary information:

Cash paid for:	$-	$-
Interest
	$-	$-
Income taxes

Supplementary disclosure of non-cash investing and financing activites

Common stock issued for services	$1,763,950	$-

Common stock issued for deposit on acquisition	$1,850,000	$-

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX MONTHS ENDED JULY 31, 2018 AND 2017

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of July 31, 2018 and the consolidated statements of operations and cash flows for the periods presented have been prepared by Nutriband, Inc. and Subsidiary (the "Company" or "Nutriband") and are unaudited. The consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of January 31, 2018 was derived from audited financial statements of the Company.

Organization

Nutriband Inc. (the “Company” or “Nutriband”) was incorporated in the State of Nevada in January 2016. In January 2016, the Company acquired Nutriband Ltd. (“Nutriband Ltd”), a company registered in Dublin, Ireland, to enter the health and wellness market with new applications of transdermal patches. Nutriband Ltd. moved manufacturing and operations to the United States during 2016. Since then, Nutriband has developed a full line of consumer and health products which it primarily sells internationally. Through development and acquisition strategy, the Company has furthermore developed a pipeline for transdermal prescription medications. For the Company’s planned operations in the U.S., it will be subject to the rules of the Food and Drug Administration (“FDA”); the Company plans to seek FDA clearance, where required, for its transdermal patches and other products marketed in the U.S. According to the advice of our FDA counsel, Nutriband products are regulated as drugs by the FDA and must go through the relevant development pipeline as such before receiving market approval. Nutriband products have not been sold and are currently not available for sale within the United States, as the Company had sought further legal advice on their classification.

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

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09””), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to a customer. Subsequently, the FASB issued several other updates related to revenue recognition (collectively with ASU 201-09, the “new revenue standards”). The Company adopted the guidance under the new revenue standards using the modified retrospective method effective February 1, 2018. The Company does not expect the adoption of the new revenue standards to have a material impact on its consolidated financial statements.

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

Reclassifications

Certain items have been reclassified to conform to present year presentation.

2.	INVENTORIES

Inventory as of July 31, 2018 and January 31, 2018 are as follows:

	July 31,	January 31,
	2018	2018
Finished goods	$4,133	$4,133
Work in progress	50,473	-
Raw materials	-	-
	$54,606	$4,133

3.	DEBT

Due to related parties as of July 31, 2018 and January 31, 2018, consists of loans from officers and related parties, that are interest free and due on demand. As of July 31, 2018, and January 31, 2018, short-term debt due to related parties amounted to $-0- and $14,230, respectively. The loans were paid in full May 2018.

Notes payable as of July 31, 2018 and January 31, 2018, consists of a loan from South County Dublin Council that is interest free with monthly payments of $75. The loan was due October 2017. As of July 31, 2018, and January 31, 2018, the total balance of long-term debt (current portion) amounted to $-0- and $1,820, respectively. The loan was paid in full July 2018.

On September 12, 2017, the Company received an interest-free loan from TII Jet Services LDA in the amount of $15,000. The Company received an additional advance of $25,000 during April 2018. The loan is interest free and due upon demand. As of July 31, 2018, and January 31, 2018, the balance due was $40,000 and $15,000, respectively, and amount is included in notes payable.

4.	RELATED PARTY TRANSACTIONS

a)	As of July 31, 2018, and January 31, 2018, Ann Sheridan, mother of the Chief Executive Officer and a Director of Nutriband Limited (Ireland), advanced the Company $-0- and $10,230, respectively, for operating capital. The advance is interest free and due on demand. The advance was repaid in full May 2018.

b)	During the year ended January 31, 2018, the Chief Financial Officer advanced $8,250 to the Company, all of which was repaid as of January 31, 2018. Additionally, the Company had amounts owed to the CFO for payments made on behalf of the Company of $30,800 and $4,000 as of April 30, 2018 and January 31, 2018, respectively. The amounts were repaid in full May 2018.

5.	COMMON STOCK

The Company issued 322,000 shares valued at $1,763,950 during the six months ended July 31, 2018 for services provided to the Company.

On May 2, 2018, the Company received proceeds of $1 million from Barandnic Holdings Ltd. In connection with the sale of 250,000 shares of the Company’s common stock. In connection with the sale, the purchaser received a 30-day warrant to purchase 250,000 shares at an exercise price of $4.00 per share. On May 27, 2018, Barandnic Holdings Ltd. exercised 125,000 common stock warrants and the Company received proceeds of $500,000. On June 2, 2018, the balance of the warrants expired.

On July 31, 2018, the Company issued 250,000 shares of common stock valued at $1,850,000 as a down payment in connection with the acquisition of 4P Therapeutics, LLC. In addition to these shares, the Company also made a payment of $400,000 in August to complete the acquisition.

6.	WARRANTS

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company’s common stock issued to non-employees of the Company.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2018	730,000	$1.58	1.35 years	$-

Granted	250,000	4.00	-	-

Expired/Cancelled	(125,000)	4.00	-	-

Exercised	(125,000)	4.00	-	-

Outstanding-period ending July 31, 2018	730,000	$1.58	0.85 years	$4,247,000

Exercisable - period ending July 31, 2018	730,000	$1.58	0.85 years	$4,247,000

7.	EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares consist of outstanding common stock purchase warrants. As of July 31, 2018, there were 730,000 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

8.	SUBSEQUENT EVENTS

On April 5, 2018, the Company entered into an acquisition agreement to acquire a 100% interest in 4P Therapeutics Inc. in exchange for $400,000 and 250,000 shares of common stock of the Company. The shares were issued in July 2018 and payment made in August 2018 to complete the acquisition. 4P Therapeutics Inc. will become the pharmaceutical and development arm of Nutriband with specific focus on Transdermal and Topical Technologies, prescription drugs and clinical development.

On June 13, 2018, the Company signed a letter of intent to acquire 100% of Carmel Biosciences, a pharmaceutical company that addresses critical needs in new drug and liquid reformulation for cardiovascular and metabolic therapies. The Company plans to complete the acquisition, valued at approximately $3.3 million, through payment of the issuance of 450,000 shares of the Company’s common stock. In December 2007, Carmel Biosciences received FDA approval for PREXXARTAN, the first and only approved oral liquid dosage form of the angiotensin receptor block (ARB) valsartan in the United States. The Company is still reviewing and conducting its due diligence on the acquisition and there is no current estimated time of completion.

The Company’s Board of Directors voted on July 27, 2018 to rescind the May 22, 2017 Share Exchange Agreement between Nutriband Inc. and Advanced Health Brands, Inc. due to Advanced Health Brands, Inc.’s failure to deliver consideration in exchange for shares in Nutriband.  We engaged counsel to obtain a legal judgment to recover the stock, to rescind the transaction, or to otherwise cancel the stock we issued in the transaction. On July  27, 2018, our counsel filed in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, a Verified Complaint against Advanced Health Brands, Inc., Raymond Kalmar, Paul Murphy, Michelle Polly-Murphy, Laura Fillman and John Baker, together with a Motion for Temporary Injunction Without Notice and  a Motion for Prejudgment Writ of Replevin.  On August 2, 2018, the court entered a Temporary Injunction Without Notice and an Order to Show Cause against Defendants. Defendants Kalmar, Murphy, Polly-Murphy, and Baker have filed a Motion to Dismiss Nutriband’s Verified Complaint, Motion to Dissolve Temporary Injunction Without Notice and Response to Order to Show Cause, and Motion to Compel Arbitration. The parties presented oral arguments to the Court concerning their respective motions and pleadings on August 22, 2018 and again on August 24, 2018, but the Court has yet to rule on any motion or issue presented. On August 22, 2018, Kalmar, Murphy, Polly-Murphy, and Baker filed a Complaint against Nutriband in the Franklin County, Ohio Court of Common Pleas seeking a declaratory judgment permitting them to sell their Nutriband shares. We are actively working on engaging Ohio counsel to defend against this lawsuit. The parties are currently scheduled to continue their respective oral arguments before the Florida court on December 7, 2018.

On August 10, 2018, the Company received a Wells notice from the Enforcement Division staff of the U.S. Securities and Exchange Commission, Miami Regional Office. The Enforcement Division staff is conducting an investigation into the Company’s disclosures about the FDA requirements for its transdermal patch products made in the Company’s Form 10 Registration Statement and amendments (filed June 2, 2016) and Form 10-K Report (filed May 8, 2017). In the Wells notice, the enforcement division staff informed the Company that it intended to recommend that the Commission authorize a civil injunctive action alleging that the Company, its CEO, and CFO (“Officers”) violated certain provisions of the federal securities laws, including Sections 10(b) and 13(a) of the Securities Exchange Act of 1934, with respect to the Company’s FDA disclosures in its public filings. On September 7, 2018, the Company and Officers filed a Wells Submission with the Enforcement Division staff explaining why they did not violate the federal securities laws and why the Commission should not file a civil injunctive action and not seek civil monetary penalties and other forms of equitable relief. The Enforcement Division staff is reviewing the Wells Submission at this time. It is the Company’s belief that the statutory and rules violations alleged by the Commission’s Enforcement Division staff in the Wells notice are without merit.

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

GENERAL

Overview

The Company was incorporated in the State of Nevada on January 4, 2016. We plan to enter the health and wellness market with new applications of transdermal patches. Nutriband Ltd. moved manufacturing and operations to the United States during 2016. Since then, Nutriband Inc. has developed a full line of consumer and health products which it plans to sell internationally. Through its acquisition and internal development strategy, the Company is developing a pipeline for transdermal prescription medications. In our planned operations in the U.S., the Company will be subject to the rules and regulations of the Food and Drug Administration (“FDA”); we plan to seek FDA clearance, where required, for our transdermal patches and other products that we market in the U.S. According to the advice of our FDA counsel, Nutriband products are regulated as drugs by the FDA and must go through the relevant development pipeline as such before receiving market approval. Nutriband products have not been sold, and are currently not available for sale, within the United States, as the Company had sought further legal advice on their classification.

To date Nutriband’s sole distribution contract it is fulfilling with these products has been signed with Best Choice Inc. of South Korea.

The classification of Nutriband’s products within the United States as drugs may significantly delay and potentially limit projected sales targets of the Company with regards to its product line, unless required regulatory approvals are obtained, as the United States is the largest worldwide market for such products.

The Company’s Board of Directors on July 27, 2018, voted to rescind the acquisition agreement with Advanced Health Brands, Inc. entered in to on May 22, 2017, and has initiated litigation to rescind the acquisition and recover the shares of common stock issued by the Company in this transaction.

RESULTS OF OPERATIONS

Six Months Ended July 31, 2018 Compared to Six Months Ended July 31, 2017

Revenues

Our revenue was $-0- and we incurred a net loss of $2,326,870 for the six months ended July 31, 2018, compared with revenue of $-0- and a net loss of $128,579 in the comparable period in 2017.

General and Administrative Expenses

For the six months ended July 31, 2018 our selling, general and administrative expenses were $562,920 primarily due to legal, accounting payroll expense, compared to $128,579 in 2017. The increase from 2017 is primarily due to an increase in legal fees and payroll expenses during the quarter. Our Non-cash compensation expense for the six months ended July 31, 2018 was $1,763,950, compared to $-0- in 2017. The amount of such compensation expense relates to common stock issued to executives and directors of the Company for services provided and is not indicative of future expenses to be incurred in the current fiscal year.

Three Months Ended July 31, 2018 Compared to Three Months Ended July 31, 2017

Revenues

Our revenue was $-0- and we incurred a net loss of $ 1,878,772 for the three months ended July 31, 2018, compared with revenue of $-0- and a net loss of $92,962 in the comparable period in 2017.

General and Administrative Expenses

For the three months ended July 31, 2018 our selling, general and administrative expenses were $392,322 primarily due to legal, accounting payroll expense, compared to $92,962 in 2017. The increase from 2017 is primarily due to an increase in legal fees and payroll expenses during the quarter. Our Non-cash compensation expense for the three months ended July 31, 2018 was $1,486,450, compared to $-0- in 2017. The amount of such compensation expense relates to common stock issued to executives and directors of the Company for services provided and is not indicative of future expenses to be incurred in the current fiscal year.

LIQUIDITY AND CAPITAL REQUIREMENTS

Overview

As of July 31, 2018, the Company had $1,097,181 in cash. At that date, we had a working capital surplus of $1,055,170, compared with a working capital surplus of $121,508 as of January 31, 2018. Although we have recently completed an equity financing of $1 million and also received proceeds of $500,000 from the exercise of purchase stock warrants during May 2018, there can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain additional funds through bank loans, lines of credit or any other sources. The Company recently completed the acquisition of 4P Therapeutics, Inc. and expects the cash flow from the acquisition and a recently executed distribution agreement with Best Choice to fund operations over the next 12 months.

Estimated 2018 and 2019 Capital Requirements

We estimate that we will require up to $2,000,000 of capital for the next twelve months of operations. We estimate that our expenses will be comprised primarily of general expenses including particularly marketing and research and development costs, overhead, legal and accounting fees.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 The Company’s Board of Directors voted on July 27, 2018 to rescind the May 22, 2017 Share Exchange Agreement between Nutriband Inc. and Advanced Health Brands, Inc. due to Advanced Health Brands, Inc.’s failure to deliver consideration in exchange for shares in Nutriband.  We engaged counsel to obtain a legal judgment to recover the stock, to rescind the transaction, or to otherwise cancel the stock we issued in the transaction. On July  27, 2018, our counsel filed in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, a Verified Complaint against Advanced Health Brands, Inc., Raymond Kalmar, Paul Murphy, Michelle Polly-Murphy, Laura Fillman and John Baker, together with a Motion for Temporary Injunction Without Notice and  a Motion for Prejudgment Writ of Replevin.  On August 2, 2018, the court entered a Temporary Injunction Without Notice and an Order to Show Cause against Defendants. Defendants Kalmar, Murphy, Polly-Murphy, and Baker have filed a Motion to Dismiss Nutriband’s Verified Complaint, Motion to Dissolve Temporary Injunction Without Notice and Response to Order to Show Cause, and Motion to Compel Arbitration. The parties presented oral arguments to the Court concerning their respective motions and pleadings on August 22, 2018 and again on August 24, 2018, but the Court has yet to rule on any motion or issue presented. On August 22, 2018, Kalmar, Murphy, Polly-Murphy, and Baker filed a Complaint against Nutriband in the Franklin County, Ohio Court of Common Pleas seeking a declaratory judgment permitting them to sell their Nutriband shares. We are actively working on engaging Ohio counsel to defend against this lawsuit. The parties are currently scheduled to continue their respective oral arguments before the Florida court on December 7, 2018.

On August 10, 2018, the Company received a Wells notice from the Enforcement Division staff of the U.S. Securities and Exchange Commission, Miami Regional Office. The Enforcement Division staff is conducting an investigation into the Company’s disclosures about the FDA requirements for its transdermal patch products made in the Company’s Form 10 Registration Statement and amendments (filed June 2, 2016) and Form 10-K Report (filed May 8, 2017). In the Wells notice, the enforcement division staff informed the Company that it intended to recommend that the Commission authorize a civil injunctive action alleging that the Company, its CEO, and CFO (“Officers”) violated certain provisions of the federal securities laws, including Sections 10(b) and 13(a) of the Securities Exchange Act of 1934, with respect to the Company’s FDA disclosures in its public filings. On September 7, 2018, the Company and Officers filed a Wells Submission with the Enforcement Division staff explaining why they did not violate the federal securities laws and why the Commission should not file a civil injunctive action and not seek civil monetary penalties and other forms of equitable relief. The Enforcement Division staff is reviewing the Wells Submission at this time. It is the Company’s belief that the statutory and rules violations alleged by the Commission’s Enforcement Division staff in the Wells notice are without merit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the sales of unregistered securities not previously reported by the Company in the quarterly period ended July 31, 2018.

Date	Title and Amount (1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts

May 1, 2018	250,000 shares of common stock	Private Investor	NA	$4.00 per share/NA
May 11, 2018	10,000 shares of common stock	Business consultant	NA	$0.001 per share/NA
May 11, 2018	7,000 shares of common stock	Website consultant	NA	$0.001 per share/NA
May 11, 2018	100,000 shares of common stock	President and a Director of Company	NA	$0.001 per share/NA
May 11, 2018	50,000 shares of common stock	President and a Director of Company	NA	$0.001 per share/NA
February 10, 2018	10,000 shares of common stock	Business Consultant.	NA
May 27, 2018	125,000 shares of common stock issued upon exercise of common stock purchase warrant.	Private Investor	NA	$4.00 per share/NA
July 31, 2018	167,000 shares issued for services rendered	Issued in the acquisition of 4P Therapeutics to Executive and a Director of the Company.	NA	$0.001 per share/NA
July 31, 2018	83,000 shares of common stock, issued for services rendered	Issued in the acquisition of 4P Therapeutics.	NA	$0.001 per share/NA
July 31, 2018	5,000 shares of common stock, issued for services rendered.	Business consultant	NA	$0.001 per share/NA
July 31, 2018	5,000 shares of common stock issued for services rendered.	Advisory Board member.	NA	$0.001 per share/NA
July 31, 2018	5,000 shares of common stock issued for services rendered	Advisory Board member.	NA	$0.001 per share/NA
July 31, 2018	5,000 shares of common stock issued for services rendered	Advisory Board member.	NA	$0.001 per share/NA
July 31, 2018	50,000 shares of common stock issued for services rendered	Advisory Board member.	NA	$0.001 per share/NA
July 31, 2018	50,000 shares of common stock issued for services rendered	Executive of Company.	NA	$0.001 per share/NA
July 31, 2018	10,000 shares of common stock issued for services rendered	Advisory Board member.	NA	$0.001 per share/NA
July 31, 2018	5,000 shares of common stock issued for services rendered	Advisory Board member.	NA	$0.001 per share/NA
July 31, 2018	5,000 shares of common stock issued for services rendered	Advisory Board member.	NA	$0.001 per share/NA
July 31, 2018	5,000 shares of common stock issued for services rendered	Advisory Board member.	NA	$0.001 per share/NA

(1)	The issuances of securities in the above table are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D or Regulation S promulgated by the SEC under the Securities Act.

ITEM 6.	EXHIBITS.

31*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32**	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Filed herewith
**	Furnished herewith

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

NUTRIBAND INC.

Dated: September 17, 2018	BY:	/s/ Gareth Sheridan
Gareth Sheridan
Chief Executive Officer

