Form 10-Q
period 2018-10-31
NutriBand Inc.
filed 2018-12-14
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, was 21,824,100 as of December 14, 2018.

NUTRIBAND INC.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended January 31, 2018, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

References to “we,” “us,” “our” and words of like import refer to Nutriband Inc. and its subsidiaries unless the context indicates otherwise. References to 4P Therapeutics relate to the operations of 4P Therapeutics LLC prior to our acquisition of 4P Therapeutics on August 1, 2018.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
	2018	2018
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$257,545	$-
Accounts receivable	94,193	-
Inventories	4,133	4,133
Prepaid expenses	70,946	160,503
VAT receivable	-	263
Total Current Assets	426,817	164,899

PROPERTY and EQUIPMENT-net	98,386	-

OTHER ASSETS:
Intangible assets-net	2,096,250	-

TOTAL ASSETS	$2,621,453	$164,899

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$161,091	$12,341
Due to related parties	-	14,230
Notes payable	40,000	16,820

Total Current Liabilities	201,091	43,391

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized; 21,824,100 and 20,877,100 shares issued and outstanding at October 31, 2018 and January 31, 2018, respectively	21,824	20,877
Additional paid-in-capital	8,063,490	2,950,487
Accumulated other comprehensive loss	(52)	(446)
Accumulated deficit	(5,664,900)	(2,849,410)
Total Stockholders’ Equity	2,420,362	121,508

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,621,453	$164,899

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017

Revenue	$162,815	$-	$162,815	$-

Costs and expenses:
Cost of sales	206,283	-	206,283	-
Stock-based compensation	-	20,000	1,763,950	32,500
Selling, general and administrative expenses	445,152	87,732	1,008,072	203,811
Total Costs and Expenses	651,435	107,732	2,978,305	236,311

Loss from operations before provision for income taxes	(488,620)	(107,732)	(2,815,490)	(236,311)

Provision for income taxes	-	-	-	-

Net loss	$(488,620)	$(107,732)	$(2,815,490)	$(236,311)

Net loss per share of common stock-basic and diluted	$(0.02)	$(0.01)	$(0.13)	$(0.01)

Weighted average shares of common stock outstanding- basic and diluted	21,824,100	20,767,100	21,061,625	17,594,199

Other Comprehensive Income (Loss):

Net loss	$(488,620)	$(107,732)	$(2,815,490)	$(236,311)

Foreign currency translation adjustment	(4)	160	394	(1,407)

Total Comprehensive Loss	$(488,624)	$(107,572)	$(2,815,096)	$(237,718)

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	October 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,815,490)	$(236,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of Company by related party	24,300	-
Depreciation and amortization	59,527	110,445
Stock-based compensation	1,763,950	32,500
Changes in operating assets and liabilities:
Inventories	-	5,410
Accounts receivable	(93,930)	-
Prepaid expenses	80,320	2,263
Accounts payable and accrued expenses	158,751	4,230
Net Cash Used In Operating Activities	(822,572)	(81,463)

Cash flows from investing activities:
Payment on acquisition	(400,000)	-
Purchase of equipment	(4,163)	-
Net Cash Used In Investing Activities	(404,163)	-

Cash flows from financing activities:
Payment on bank overdraft	(762)	-
Proceeds from sale of common stock	1,000,000	40,000
Proceeds from exercise of warrants	500,000
Proceeds from notes	25,000	15,000
Payment of notes	(1,820)	-
Proceeds from advances from related parties	2,500	8,250
Payment of related party advances	(41,038)	(8,250)

Net Cash Provided by Financing Activities	1,483,880	55,000

Effect of exchange rate on cash	400	(559)
Net increase (decrease) in cash	257,545	(27,022)
Cash and cash equivalents - Beginning of period	-	27,124
Cash and cash equivalents - End of period	$257,545	$102

Supplementary information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplementary disclosure of non-cash investing and financing activities
Common stock issued for services	$1,763,950	$57,500
Common stock issued for patents	$-	$2,500,000

Details of Acquisition:
Assets purchased
Equipment	$100,000	$-
Intangibles	2,150,000	-
	2,250,000	-

Liabilities assumed	-	-
Net assets purchased	2,250,000	-
Common stock issued	(1,850,000)	-
Cash paid	$400,000	$-

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 AS OF AND FOR THE NINE MONTHS ENDED OCTOBER 31, 2018 AND 2017

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Nutriband Inc. (the “Company”) is a Nevada corporation, incorporated on January 4, 2016. In January 2016, the Company acquired Nutriband Ltd, an Irish company which was formed by the Company’s chief executive officer in 2012 to enter the health and wellness market by marketing transdermal patches. References to the Company relate to the Company and its subsidiaries unless the context indicates otherwise.

On August 1, 2018, the Company acquired 4P Therapeutics LLC (“4P Therapeutics”) for $2,250,000, consisting of 250,000 shares of common stock, valued at $1,850,000, and $400,000, and a royalty payable to the former owner of 4P Therapeutics, of 6% on all revenue generated by the Company from the abuse deterrent intellectual property that had been developed by 4P Therapeutics. The former owner of 4P Therapeutics has been a director of the Company since April 2018, when the Company entered into an agreement to acquire 4P Therapeutics.

4P Therapeutics is engaged in the development of a series of transdermal pharmaceutical products that are in the preclinical stage of development. Prior to the acquisition of 4P Therapeutics, the Company’s business was the development and marketing of a range of transdermal consumer patches. Most of these products are considered drugs in the United States and cannot be marketed in the United States without approval by the Food and Drug Administration (the “FDA”). The Company is not presently taking any steps to seek FDA approval of its consumer transdermal products and its consumer products are not being marketed in the United States.

With the acquisition of 4P Therapeutics, 4P Therapeutics’ drug development business became the Company’s principal business. The Company’s approach is to use generic drugs that are off patent and incorporate them into the Company’s transdermal drug delivery system. Although these medications have received FDA approval in oral or injectable form, the Company needs to conduct a transdermal product development program which will include the preclinical and clinical trials that are necessary to receive FDA approval before we can market any of our pharmaceutical products.

Going Concern

The Company’s consolidated financial statements for the nine months ended October 31, 2018 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company did not generate any revenue prior to the quarter ended October 31, 2018, it has a history of recurring losses from operations, and for the nine months ended October 31, 2018, the Company generated revenue of $162,815 on which it recorded a negative gross profit of $43,468 and a loss from operations and net loss of $2,815,490. The Company will require substantial funding to execute its strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining significant additional financing and achieving a level of revenue to support its cost structure and obtaining FDA approval to market its products in development. These factors raise substantial doubt about ability of the Company to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of October 31, 2018 and the consolidated statements of operations and cash flows for the periods presented have been prepared by the Company and are unaudited. The consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods pursuant to Rule 8-03 of Regulation S-X, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of January 31, 2018 was derived from audited financial statements of the Company. The Company’s significant accounting policies are found below. These policies should be read in conjunction with Note 1 found in the Company’s Annual Report on Form 10-K for the year ended January 31, 2018.

Principles of Consolidation

The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The operations of 4P Therapeutics are included in the Company’s financial statements from the date of acquisition of August 1, 2018.

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

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to a customer. The Company adopted the guidance under the new revenue standards using the modified retrospective method effective February 1, 2018. Topic 606 requires the Company to recognize revenues when control of the promised goods or services and receipt of payment is probable.

Upon adoption, the new standards replaced most existing revenue recognition guidance in U.S. GAAP. The adoption of the new revenue recognition standards did not have any impact on its consolidated financial statements since the Company did not recognize any revenue prior to the third quarter of 2018, and all revenue will be recognized pursuant to Topic 606 under the five-step model specified by the new revenue standards.

Property, Plant and Equipment

Property and equipment represent an important component of the Company’s assets. The Company depreciates its plant and equipment on a straight-line basis over the estimated useful life of the assets. Property, plant and equipment is stated at historical cost. Expenditures for minor repairs, maintenance and replacement parts which do not increase the useful lives of the assets are charged to expense as incurred. All major additions and improvements are capitalized. Depreciation is computed using the straight-line method. The lives over which the fixed assets are depreciated range from 3 to 5 years as follows:

Equipment	5 years

Intangibles

Intangibles consist of intellectual property of 4P Therapeutics. The intellectual property is being amortized over its useful life of 10 years.

Evaluation of Long-lived Assets

Intellectual property represent an important component of the Company’s total assets. The Company amortizes its intellectual property assets on a straight-line basis over the estimated useful lives of the assets. Management reviews long-lived assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If an impairment exists, the resulting write-down would be the difference between fair market value of the long-lived asset and the related net book value.

In May 2017, the Company acquired Advanced Health Brands, Inc., the principal assets of which were provisional patents, for stock valued at $2,500,000. As of January 31, 2018, the Company recorded an impairment charge of $2,500,000 and reduced the book value of the assets to $-0-.

Stock-Based Compensation

ASC 718, “Compensation - Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

During the nine months ended October 31, 2018, the Company incurred $1,763,950 of expenses from the issuance of 322,000 shares of common stock for services. During the nine months ended October 31, 2017, the Company incurred $57,500 of expenses, of which $32,500 was expensed during the nine months ended October 31, 2017 and $25,000 is included in prepaid expenses) from the issuance 115,000 shares of common stock for services. The common stock issued as compensation was valued at the market price on the respective dates of grant.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. ASU 2018-07 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company does not currently expect the adoption to have any significant impact on the Company’s financial statements.

The Company has implemented all new pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements or results of operations.

Reclassifications

Certain items have been reclassified to conform to present year presentation.

3.	INVENTORIES

Inventory as of October 31, 2018 and January 31, 2018 is as follows:

	October 31, 2018	January 31, 2018
Finished goods	$4,133	$4,133
Work in progress	-	-
Raw materials	-	-
	$4,133	$4,133

4.	DEBT

Due to related parties as of October 31, 2018 and January 31, 2018, consists of loans from officers and related parties, that are interest free and due on demand. As of October 31, 2018, and January 31, 2018, short-term debt due to related parties amounted to $-0- and $14,230, respectively. The loans were paid in full May 2018.

Note payable as of October 31, 2018 and January 31, 2018, consists of a loan from South County Dublin Council that is interest free with monthly payments of $75. The loan was due October 2017. As of October 31, 2018 and January 31, 2018, the total balance of long-term debt (current portion) amounted to $-0- and $1,820, respectively. The loan was paid in July 2018.

On September 12, 2017, the Company received an interest-free loan from an unrelated party in the amount of $15,000. The Company received an additional advance from the unrelated party of $25,000 during April 2018. The loan is interest free and due upon demand. As of October 31, 2018, and January 31, 2018, the balance due was $40,000 and $15,000, respectively, and amount is included in notes payable.

5.	ACQUISITION OF BUSINESS

On August 1, 2018, the Company acquired 4P Therapeutics for $2,250,000, consisting of 250,000 shares of common stock, valued at $1,850,000, and $400.000, and a royalty payable to the former owner of 4P Therapeutics, of 6% on all revenue generated by us from the abuse deterrent intellectual property that had been developed by 4P Therapeutics.

The preliminary purchase price allocation is provisional, pending completion by the Company of its valuation of the assets of 4P Therapeutics, and has been used to prepare the balance sheet and statement of operations. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation used in the adjustments.

Details of the net assets acquired are as follows:

Fair Value Recognized
On Acquisition
Equipment	$100,000
Intangible assets	2,150,000
Net assets acquired	2,250,000
Satisfied by:
Common stock issued	$(1,850,000)
Cash outflows on acquisition	(400,000)

6.	INTANGIBLE ASSETS

Changes in intangible assets for the period ending October 31, 2018 were as follows:

Intangible Assets
Balance - January 31, 2018	$-
Additions from acquisition	2,150,000
Amortization for period ended October 31, 2018	(53,750)
Net book value – October 31, 2018	$2,096,250

The valuation of the intangible assets is provisional pending completion by the Company of its valuation of the assets of 4P Therapeutics and are being amortized over a period of ten years.

No value has been given to the potential royalty payable to the former owner since the royalty is contingent upon the Company generating revenue from any source and there is no marketable product and are uncertainties, including the need for FDA approval, as to whether or when any revenue will be generated from the intellectual property subject to the royalty. If any royalties are paid to the former owner of 4P Therapeutics, the royalties will be expensed as incurred and treated as an operating expense.

7.	RELATED PARTY TRANSACTIONS

a)	As of October 31, 2018, and January 31, 2018, the mother of the chief executive officer, advanced the Company $-0- and $10,230, respectively, for operating capital. The advance was interest free and due on demand. The advance was repaid in full May 2018.

b)	During the year ended January 31, 2018, the chief financial officer advanced $8,250 to the Company, all of which was repaid as of January 31, 2018. Additionally, the Company had amounts owed to the chief financial officer for payments made on behalf of the Company of $30,800 and $4,000 as of April 30, 2018 and January 31, 2018, respectively. The amounts were repaid in full May 2018.

c)	The former owner of 4P Therapeutics has been a director of the Company since April 2018, when the Company entered into an agreement to acquire 4P Therapeutics. See Note 6 in connection with the terms of the acquisition of 4P Therapeutics from the former owner. The former owner was not a director of the Company when the acquisition agreement was signed.

d)	During the nine months ended October 31, 2018, the Company issued 210,000 shares of common stock, valued at $967,500 to executives of the Company and 30,000 shares of common stock, valued at $222,000, to directors of the Company. The stock was valued at the market price on the date of grant.

8.	COMMON STOCK

The Company issued 322,000 shares of common stock valued at $1,763,950, based on the market price on the date of issuance, during the nine months ended October 31, 2018 for services provided to the Company. Of these shares, 210,000 shares valued at $967,500 were issued to executives of the Company and 30,000 shares valued at $222,000 were issued to directors of the Company.

On May 2, 2018, the Company sold to an unrelated party for $1.0 million, 250,000 shares stock and 30-day warrants to purchase 250,000 shares of common stock at $4.00 per share. On May 27, 2018, the unrelated party exercised warrants to purchase 125,000 shares of common stock and on June 2, 2018, warrants to purchase 125,000 shares of common stock expired unexercised.

On July 31, 2018, the Company issued 250,000 shares of common stock valued at $1,850,000 representing a portion of the purchase price for the equity of 4P Therapeutics. See Note 6.

9.	WARRANTS

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company’s common stock issued to non-employees of the Company.

	Shares	Exercise Price	Remaining Life	Intrinsic Value
Outstanding, January 31, 2018	730,000	$1.58	1.35 years	-
Granted	250,000	4.00	-	-
Exercised	(125,000)	4.00	-	-
Expired/Cancelled	(125,000)	4.00	-	-
Outstanding, October 31, 2018	730,000	$1.58	0.60 years	$4,320,000
Exercisable, October 31, 2018	730,000	$1.58	0.60 years	$4,320,000

10.	EARNINGS PER SHARE

Basic earnings per share of common stock are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding common stock purchase warrants. As of October 31, 2018, there were 730,000 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

11.	CONTINGENCIES

As previously, disclosed, the Company, the chief executive officer and the chief financial officer received a Wells notice on August 10, 2018 from the Enforcement Division staff of the U.S. Securities and Exchange Commission, Miami Regional Office in connection with an investigation into the Company’s disclosure about the FDA requirements for its consumer transdermal patch products made in the Company’s disclosures about FDA requirements for its transdermal products in the Company’s Form 10 registration statement and amendments (filed June 2, 2016) and Form 10-K annual report (filed May 8 2017). In the Wells notice, the enforcement division staff informed the Company that it intended to recommend that the Commission authorize a civil injunctive action alleging that the Company and the named officers violated certain provisions of the federal security laws, including Section 10(b) and 13(a) of the Security Exchange Act of 1934, with respect to the Company’s FDA disclosures in its public filings. On September 7, 2018, the Company and officers filed a Wells Submission with the Enforcement Division staff explaining why they did not violate the federal securities law and why the Commission should not file a civil injunctive action and not seek civil monetary penalties and other forms of equitable relief. The Company and named officers are involved in settlement discussions with the staff of the Enforcement Division to resolve the investigation.

On July 27, 2018, the Company commenced an action in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, against Advanced Health Brands, Inc., Raymond Kalmar, Paul Murphy, Michelle Polly-Murphy, Laura Fillman and John Baker, together with a Motion for Temporary Injunction Without Notice and a Motion for Prejudgment Writ of Replevin arising from the Company’s decision to seek to rescind for misrepresentation the agreement by which the Company acquired advanced Health Brans, Inc. for 5,000,000 shares of common stock valued at $2,500,000 and seek return of the shares. On August 2, 2018, the court entered a Temporary Injunction Without Notice and an Order to Show Cause against the defendants. Defendants Kalmar, Murphy, Polly-Murphy, and Baker have filed a Motion to Dismiss our Verified Complaint, Motion to Dissolve Temporary Injunction Without Notice and Response to Order to Show Cause, and Motion to Compel Arbitration. The parties presented oral arguments to the Court on August 22 and 24, 2018. The Court has yet to rule on any motion or issue presented. The parties are currently scheduled to continue their respective oral arguments before the Florida court on December 7, 2018. One of the defendants, Laura Fillman, returned her 200,000 shares in November 2018.

12.	SUBSEQUENT EVENTS

On November 19, 2018, the Company and Carmel Biosciences terminated the previously-announced acquisition agreement principally as a result of concerns about the uncertainties and risks involving the drug valsartan and the potential presence of possible carcinogens from the manufacturing process from various manufacturers. The agreement was terminated without any obligation of either party to the other party.

On November 23, 2018, the Company sold to T.I.I. Jet Services LDA., a Portuguese company, 71,429 shares of common stock for $500,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are principally engaged in the development of a portfolio of transdermal pharmaceutical products. Our lead pharmaceutical product is our abuse deterrent fentanyl transdermal system, which we are developing to combat the opioid crisis by deterring the abuse and accidental misuse of fentanyl patches. We believe that transdermal delivery of commercially available drugs or biologics that are typically delivered by injection has the potential to improve safety, efficacy and therapeutic outcomes associated with these treatments.

Through July 31, 2018, our business was the development of a full line of consumer and health products that are delivered through a transdermal patch which we plan to sell internationally. Most of these products require FDA approval for sale in the United States, and we have not sought to obtain, and we do not plan to seek to obtain, FDA approval to market these product in the United States at this time. Presently our efforts with respect to our transdermal consumer products is limited to our distribution agreement with EMI-Korea (Best Choice), Inc., whom we refer to as Best Choice, which is marketing certain of our consumer products in South Korea.

With our acquisition of 4P Therapeutics on August 1, 2018, our focus has changed, and we are seeking to complete the development and seek FDA approval on a number of transdermal pharmaceutical products under development by 4P Therapeutics. As a result of the acquisition of 4P Therapeutics, we have pipeline of potential products with our lead product being our abuse deterrent fentanyl transdermal system.

4P Therapeutics has not generated any revenue from any of its products under development. Rather, prior to our acquisition, 4P Therapeutics generated revenue to provide cash for its operations through contract research and development and related services for a small number of clients in the life sciences field on an as needed basis. We have continued this activity since our acquisition, although we do not anticipate that it will generate significant revenues or gross margin. Currently, there are no long-term contractual obligations for us and either party can terminate at any time.

Prior to our acquisition, 4P Therapeutics had halted its development of its transdermal pharmaceutical products due to lack of funding. In November 2018, we raised $500,000 from the sale of common stock, and, with the proceeds from that investment, we are working on the development of our abuse deterrent fentanyl transdermal system, which is our lead product. We plan to devote our resources to the development of our lead product and other product candidates in our pipeline, and we do not expect that we will generate any significant revenue from performing research and development and related services for our clients.

With the change in our focus, our capital requirement have increased substantially. The process of developing pharmaceutical products and submitting them for FDA approval is both time consuming and expensive, with no assurance of obtaining approval from the FDA to market our product in the United States, and we presently do not have the funding for such activities. In order to develop our products we will require significant additional funding, and we can give no assurance that we will be able to raise the necessary funding or reasonable, if any, terms.

Results of Operations

Three and Nine Months Ended October 31, 2018 and 2017

We did not generate any revenues prior to the quarter ended October 31, 2018. For the three and nine months ended October 31, 2018, we generated revenue of $162,815 and our costs of revenues were $206,283. Our revenue was derived from two sources – a continuation of research and development contracts of the type that 4P Therapeutics performed prior to our acquisition, which accounted for $113,815, and sales of our consumer transdermal product to our South Korean distributor, which accounted for $49,000. Our charges for the research and development are basically our labor cost plus a modest amount of material costs which we passed on to the client.

In connection with our consumer transdermal products, our supplier ran into supply problems for certain foil components used in the transdermal patches due to the new tariffs on Chinese imports into the United States which resulted in manufacturing delays in meeting the first order for our South Korean distributor and increased expenses as it was necessary for our Korean distributor to perform, at our cost, some of the manufacturing functions in South Korea. We are working to resolve these manufacturing problems.

For the three months ended October 31, 2018 our selling, general and administrative expenses were $445,152, primarily legal, accounting and payroll expense, compared to $87,732 in the three months ended October 31, 2017. The increase from 2017 is primarily due to an increase in legal fees and payroll expenses during the quarter. Stock-based compensation was $20,000 for the three months ended October 31, 2017. We did not have any stock-based compensation in the three months ended October 31, 2018.

For the nine months ended October 31, 2018 our selling, general and administrative expenses were $1,008,072, primarily legal, accounting and payroll expense, compared to $203,811 in the nine months ended October 31, 2017. The increase from 2017 is primarily due to an increase in legal fees and payroll expenses, which included modest expenses relating to our operations at 4P Therapeutics. Our stock-based compensation expense for the nine months ended October 31, 2018 was $1,763,950, compared to $32,500 for the nine months ended October 31, 2017. The stock-based compensation relates to shares of common stock that were issued as compensation to officers, directors and others who provided services to us.

As a result of the foregoing, we sustained a net loss of $488,620, or $(0.02) per share (basic and diluted) for the three months ended October 31, 2018, compared with a loss of $107,732, or $(0.01) per share (basic and diluted) for the three months ended October 31, 2017. For the nine months ended October 31, 2018, we sustained a loss of $2,815,490, or $(0.13) per share (basic and diluted) as compared with a loss of $236,311, or $(0.01) per share (basic and diluted) for the nine months ended October 31, 2017.

Liquidity and Capital Requirements

As of October 31, 2018, we had $ 257,545 in cash. At that date, we had working capital of $225,726, compared with working capital of $121,508 at January 31, 2018. In May 2018, we raised $1.0 million from an equity financing and $500,000 from the exercise of warrants issued in the equity financing. However, we had a negative cash flow from operations of approximately $823,000 and we paid $400,000 in connection with the acquisition of 4P Therapeutics.

For the nine months ended October 31, 2018, we used cash of $822,752 in our operations. The principal adjustments to our net loss of $2,815,490 were stock-based compensation of $1,763,950, an increase in accounts payable of $158,751, a decrease in prepaid expenses of $80,320 and depreciation and amortization of $59,529 offset by an increase in accounts receivable of $93,930.

For the nine months ended October 31, 2017, we used $81,463 in our operations. The principal adjustments to our net loss of $236,311, were depreciation and amortization of $110,445 and stock based compensation of $32,500.

For the nine months ended October 31, 2018, our net cash from financing operations was $1,483,880, primarily resulting from the sale of equity for $1.0 million and the exercise of a warrant for $500,000. Our net cash used in investing activities for the nine months ended October 31, 2018 was $404,163, principally the $400,000 payment made to acquire 4P Therapeutics.

For the nine months ended October 31, 2017, our cash flow from financing activities was $55,000, consisting of $40,000 from the sale of common stock and $15,000 from the proceeds of notes. There was no cash flow from investing activities for the nine months ended October 31, 2017.

In November 2018, we received $500,000 from the sale of common stock, and we are using a portion of the proceeds from that financing to develop our abuse deterrent fentanyl transdermal system. We estimate that we will require up to $2,000,000 for the next twelve months of operations, and we estimate that we will require $5,000,000 for our fentanyl transdermal product research and development, including clinical manufacturing and clinical trials in the FDA approval process over a period of several years. In order to finance our operations, we will need to raise funds either through the sale of our equity securities or, if we are unable to raise sufficient funds through the sale of our equity securities, through a joint venture or strategic alliance. We cannot assure that we will be able to raise funds through the sale of our equity securities or that we will be able to enter into a joint venture or strategic alliance on reasonable, if any terms. If we are unable to raise the necessary funds, we may be unable to continue in business.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

Our consolidated financial statements for the nine months ended October 31, 2018 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We did not generate any revenue prior to the quarter ended October 31, 2018, we have a history of recurring losses from operations, and for the nine months ended October 31, 2018 we generated revenue of $162,815 on which we incurred a loss from operations of $2,815,490.  We will require substantial funding to execute our strategic business plan. Successful business operations and our transition to attaining profitability are dependent upon obtaining significant additional financing and achieving a level of revenue to support our cost structure and obtaining FDA approval to market our products in development. These factors raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates including, but not limited to, those related to such items as income tax exposures, accruals, depreciable/useful lives, allowance for doubtful accounts and valuation allowances. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to a customer. We adopted the guidance under the new revenue standards using the modified retrospective method effective February 1, 2018. Topic 606 requires us to recognize revenues when control of the promised goods or services and receipt of payment is probable.

Upon adoption, the new standards replaced most existing revenue recognition guidance in U.S. GAAP. The adoption of the new revenue standards did not have any impact on our consolidated financial statements since we did not recognize any revenue prior to the third quarter of 2018, and all revenue will be recognized pursuant to Topic 606 under the five-step model specified by the new revenue recognition standards.

Intangibles

Intangibles consist of intellectual property of 4P Therapeutics. The intellectual property is being amortized over its useful life of 10 years.

Evaluation of Long-lived Assets

Intellectual property represents an important component of our assets. We amortize our intellectual property on a straight-line basis over the estimated useful lives of the assets. Management reviews long-lived assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If an impairment exists, the resulting write-down would be the difference between fair market value of the long-lived asset and the related net book value.

Stock-Based Compensation

ASC 718, “Compensation - Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

We account for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

During the nine months ended October 31, 2018, we incurred $1,763,950 of expenses from the issuance of 322,000 shares of common stock for services. During the nine months ended October 31, 2017, we incurred $57,500 of expenses, of which $32,500 was expensed during the nine months ended October 31, 2017 and $25,000 is included in prepaid expenses) from the issuance 115,000 shares of common stock for services. The common stock issued as compensation was valued at the market price on the respective dates of grant.

Business Combinations

Business combinations are accounted for using the acquisition method in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Under the acquisition method of accounting, we allocate the purchase price of a business acquisition based on the fair value of the identifiable tangible and intangible assets. The difference between the total cost of the acquisition and the sum of the fair values of the acquired tangible and identifiable intangible assets less liabilities is recorded as goodwill or bargain purchase gain. Under ASC 805, acquisition related transaction costs (such as advisory, legal, valuation, and other professional fees) are expensed as incurred.

Recent Financial Accounting Standards

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

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. ASU 2018-07 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. We do not currently expect the adoption to have any significant impact on our financial statements.

We have implemented all new pronouncements that are in effect and that may impact its consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial statements or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures.

As of the end of period covered by this report, we carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, we concluded that for reasons discussed in our annual report on Form 10-K for the year ended January 31, 2018, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by us in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in internal controls over financial reporting.

No changes were made to our internal controls in the quarterly period covered by this report that have materially affected, or are reasonably likely materially to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 23, 2018, we sold to T.I.I. Jetservices Lda., a Portuguese company, 71,429 shares of common stock for $500,000. The issuance of the shares was exempt from registration pursuant to Regulation S of the Securities and Exchange Commission pursuant to the Securities Act of 1933. No Underwriter was involved in any of these issuances and the certificates for the shares bear a restricted stock legend.

ITEM 6.	EXHIBITS.

Exhibits

Exhibit Number	Description of Exhibits
31.1	Section 302 Certificate of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRIBAND INC.

December 14, 2018	By:	/s/ Gareth Sheridan
Gareth Sheridan, Chief Executive Officer
(Principal Executive Officer)

December 14, 2018	By:	/s/ Serguei Melnik
Serguei Melnik, Chief Financial Officer
(Principal Financial Officer)