Form 10-K
period 2019-01-31
NutriBand Inc.
filed 2019-04-19
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2019

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________________

Commission file number 000-55654

NUTRIBAND INC.

(Exact name of registrant as specified in its charter)

Nevada	81-1118176
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

121 South Orange Ave., Suite 1500, Orlando, FL	32801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (407) 377-6695

Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $61,225,461 as of July 31, 2018.

As of April 17, 2019, the registrant had 21,695,529 shares of common stock outstanding.

References to “we,” “us,” “our” and words of like import refer to us and our subsidiaries, including 4P Therapeutics LLC following our acquisition of 4P Therapeutics on August 1, 2018, unless the context indicates otherwise. References to 4P Therapeutics refer to the business and operations of 4P Therapeutics prior to our acquisition unless the context indicates otherwise.

The market data and certain other statistical information used throughout this prospectus are based on independent industry publications, government publications and other published independent sources. Some data is also based on our good faith estimates. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors.” These and other factors could cause results to differ materially from those expressed in these publications.

- i -

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contain “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward looking statement can be guaranteed and actual future results may vary materially.

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

●	Our ability to raise the necessary financing for the development of our business;

●	Our ability to receive FDA marketing approval for any products we may develop;

●	Our ability to get and enforce any United States and foreign patent we may seek;

●	Our ability to design and execute clinical trials to the satisfaction of regulatory authorities;

●	Our ability to engage, if and when necessary, an independent preclinical or clinical testing organization to design and implement our trials;

●	Our ability to launch any products for which we receive FDA marketing approval;

●	Our ability to establish a distribution network for the marketing and sale of any products for which we receive FDA approval;

●	Our ability to establish manufacturing facilities in compliance with FDA good manufacturing practices or to enter into manufacturing agreements for the manufacture of our products in an FDA approved manufacturing facility;

●	Our ability to enter into joint venture or other strategic relationship with respect to any of our proposed products;

●	The ability of the other party to any joint venture or strategic relationship to implement successfully any plans for the development, clinical testing, manufacturing and marketing of the products subject to the joint venture or strategic relationship;

●	Our ability to evaluate potential acquisitions, and the consequences of our failure to accurately evaluate the acquisitions;

●	Our ability to integrate any business we acquire with our business;

●	Changes in national, regional and local government regulations, taxation, controls and political and economic developments that the market for our products;

●	Our ability to develop and market products with the most current technology;

●	Our ability to obtain and maintain any permits or licenses necessary for our business;

●	Our ability to identify, hire and retain qualified executive, administrative, regulatory, research and development, and other personnel;

●	Our ability to negotiate licenses on favorable terms with companies that have experience in marketing products such as ours;

●	The costs associated with defending and resolving potential legal claims, even if such claims are without merit;

●	The effects of the SEC settlement;

●	The effects of competition on our and our licensee’s ability to price, market and sell our product;

- ii -

●	Our ability to achieve favorable pricing for our products with third party reimbursement parties with respect to our products;

●	Our ability to accurately estimate anticipated expenses, capital requirements and needs for additional financing;

●	Our ability to accurately estimate the timing, cost or other aspects of the commercialization of our product candidates;

●	Any failure of any international distributor to comply with applicable laws, including the failure of our South Korean distributor to obtain regulatory approval to market our consumer products in South Korea;

●	The failure or inability of any international distributor to develop an effective marketing program or to sell our products in any meaningful quantity in their territory;

●	Actions by third parties to either sell or purchase our common stock in quantities that would have a significant effect on our stock price;

●	Risks generally associated with pre-revenue development stage companies in the pharmaceutical industry;

●	Current and future economic and political conditions;

●	The impact of changes in accounting rules on our financial statements;

●	Other assumptions described in this annual report; and

●	Other matters that are not within our control.

Information regarding market and industry statistics contained in this annual report is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not assume any obligation to update any forward-looking statement. As a result, you should not place undue reliance on these forward-looking statements.

The forward-looking statements in this annual report speak only as of the date of this annual report and you should not to place undue reliance on any forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this annual report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under in this annual report, including those described under “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in other reports and documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

- iii -

PART I

ITEM 1. BUSINESS

Our Business

We are primarily engaged in the development of a portfolio of transdermal pharmaceutical products. Our lead product is our abuse deterrent fentanyl transdermal system which we are developing to provide clinicians and patients with an extended-release transdermal fentanyl product for use in managing chronic pain requiring around the clock opioid therapy combined with properties designed to help combat the opioid crisis by deterring the abuse and misuse of fentanyl patches. We believe that our abuse deterrent technology can be broadly applied to various transdermal products and our strategy is to follow the development of our abuse deterrent fentanyl transdermal system with the development of additional transdermal prescription products for pharmaceuticals that have risks or a history of abuse. In addition, we are developing a portfolio of transdermal pharmaceutical products to deliver commercially available drugs or biologics that are typically delivered by injection but with the potential to improve compliance and therapeutic outcomes.

Through July 31, 2018, we had not generated any revenue from our business, which was the development and marketing of a range of transdermal consumer patches. Consumer products are products that can be sold over the counter and do not require a prescription. Most of our consumer products are considered drugs in the United States and cannot be marketed in the United States without approval from the FDA. We have not taken any steps to seek to obtain FDA approval for any of our consumer products, and we have no plans to do so in the near term. As a result, we are not selling our consumer transdermal patch products in the United States. Any revenue we generate from our consumer products will be from the sale of the products to distributors for distribution outside of the United States. Our marketing effort with respect to our consumer over the counter transdermal products is presently limited to our exclusive distribution agreement dated April 13, 2018 with EMI-Korea (Best Choice), Inc., whom we refer to as Best Choice, for marketing in certain countries in Asia. Pursuant to this agreement, we granted Best Choice exclusive distribution rights for all of our consumer products in South Korea, Taiwan (the Republic of China), South Asia and the People’s Republic of China. Best Choice is conducting preliminary marketing activities with respect to three of our product lines only in South Korea. Best Choice is responsible for compliance with all applicable regulations. Our revenue from Best Choice through January 31, 2019 has not been significant. In view of the need for Best Choice to obtain regulatory approval to market our products, the amount and timing of revenue from Best Choice is uncertain, and we do not anticipate that we will generate significant revenue from Best Choice during the next year.

We acquired 4P Therapeutics on August 1, 2018 for $2,250,000 consisting of 250,000 shares of common stock, valued at $1,850,000, cash of $400,000, and a 6% royalty on any revenues we receive or derive from the abuse deterrent intellectual property developed by 4P Therapeutics payable to Steve Damon, who has been one of our directors since April 2018 and who was the sole equity owner of 4P Therapeutics. As a result of the acquisition, the focus of our business has changed from the development and marketing of consumer transdermal products to the development of 4P Therapeutics’ portfolio of pharmaceutical transdermal system, with the lead product being the abuse deterrent fentanyl transdermal system.

We have received patent protection from the European Patent Office for abuse deterrent transdermal technology patent used in our lead product, an abuse deterrent fentanyl transdermal system. The patent is being prosecuted in the United States and in other countries. The patent applications were filed by 4P Therapeutics prior to our acquisition of 4P Therapeutics and any patents issued in respect of these applications will be in the name of 4P Therapeutics. In addition to applying the technology to developing an abuse deterrent fentanyl transdermal system, we believe that the abuse deterrent patch technology can be applied to other opioids and pain medication patches where there is a risk of abuse and overdose, as well as other transdermal pharmaceuticals where we believe our technology can help prevent abuse or accidental misuse.

Our lead product under development is our abuse deterrent fentanyl transdermal system which we are developing to deter the abuse and accidental misuse of fentanyl transdermal patches. Fentanyl is a potent synthetic opioid that is marketed as a transdermal patch for chronic pain management. There are currently a number of generic fentanyl patches on the market but we believe that none of them are abuse deterrent. We believe that our abuse deterrent technology containing aversive agents will significantly deter the abuse and accidental misuse of fentanyl from transdermal patches. In 2017, according to a report from the National Institute on Drug Abuse, of the more than 72,000 drug overdose deaths in the United States, nearly 30,000 occurred due to overdoses of fentanyl and fentanyl analogues. The development of our abuse deterrent fentanyl transdermal system requires preclinical and clinical trials to be conducted for the purposes of obtaining FDA approval. We do not presently have sufficient funds for the necessary these trials, and we require the proceeds of this offering for that purpose.

With the acquisition of 4P Therapeutics, we acquired a pipeline of other transdermal products, including peptides and proteins such as exenatide for type 2 diabetes and FSH for infertility, which we anticipate will be the next products for development. These drugs are off-patent but are currently only available as injections, and we are evaluating the possibility of developing a transdermal delivery system for these drugs as an alternative to injection but with improved compliance and safety. In addition we may develop certain generic transdermal products where we think we can make an improvement to existing patches and where we believe we can take significant market share with good profit margins. One example of such a product candidate is the development of a generic scopolamine patch. The prioritization of our portfolio product candidates will be reviewed on an ongoing basis and will take into account technical progress, market potential and commercial interest. We cannot assure you that we will be able to develop and obtain FDA approval for any of these potential products or that we can be successful in marketing any such products. The FDA approval process can take many years to complete successfully and we will require substantial funding for each product that goes through the process. We cannot assure you that we will obtain FDA marketing approval for any of our products.

Since 4P Therapeutics did not have any products that it can market, its sole source of revenue to date was derived from the performance of contract research and development and other services for a small number of clients in the life sciences field on an as-needed basis to support its ongoing operations. The work varied in nature and includes early stage drug and device preclinical studies, commercial biologic manufacturing support, clinical-regulatory consulting, drug or device clinical studies and formulation/analytical services relating to the chemistry, manufacturing and controls function of drug manufacturing. The current continuing arrangements are varied, from purchase order supported per animal study fees, to hourly rate research and development services, to flat rate contract research and development projects. Neither we nor current clients have any long-term commitments, and either party can terminate at any time. We intend to devote our efforts toward the development and testing of our lead product and other product candidates in our pipeline. However, for the near term, we are continuing to perform research and development services for third parties although we do not expect to generate significant revenues from these services.

Our marketing effort with respect to our consumer transdermal products is presently limited to our distribution agreement dated April 13, 2018 with Best Choice for marketing in certain regions in Asia. Pursuant to an exclusive distribution agreement, we granted Best Choice exclusive distribution rights for all of our transdermal consumer products in South Korea, Taiwan (the Republic of China), the People’s Republic of China and South Asia. Best Choice is presently planning to market three of our consumer products only in South Korea, and is responsible for complying with all applicable regulations. The ability of Best Choice to market products at the volume we anticipated when we signed the contract with Best Choice was affected be a number of factors, including its inability to obtain necessary regulatory approval. Best Choice has advised us that it is working with the South Korean Ministry of Food and Drug Safety (the “MFDS”) to determine a classification for our products, which is necessary before it can obtain approval from the MFDS to market our products to consumers. Our supplier had manufacturing problems in the United States because it ran into supply problems for certain foil components used in the transdermal patches due to the new tariffs on Chinese imports into the United States, design changes in the pouch, and quality problems with material in the pouch, all of which resulted in manufacturing delays in meeting the first order for Best Choice. We solved the problem by delivering the patch in bulk and unpackaged, and Best Choice has the assembly of the patch completed in South Korea. Best Choice’s purchases to date were for preliminary marketing activities. Best Choice has advised us that its preliminary marketing activities consisted of purchasing inventory in anticipation of obtaining regulatory approval, meeting with potential distributors and trying to build brand awareness through various marketing approaches most notably on social media. Until Best Choice has obtained the necessary regulatory approval, we do not anticipate generating any significant revenue from Best Choice.

Acquisition of 4P Therapeutics

Pursuant to an acquisition agreement dated April 5, 2018 between us and 4P Therapeutics, on August 1, 2018, we acquired all of the equity interest in 4P Therapeutics from Steven Damon, the owner of 4P Therapeutics. The purchase price of $2,250,000, consisting of 250,000 shares of common stock, valued at $1,850,000, and cash of $400,000, and are to pay Mr. Damon a 6% royalty on any revenue we receive or derive by our utilization or sale of the abuse deterrent intellectual property that we acquired as a part of the assets 4P Therapeutics, including partner license milestones and development payments. The royalty is payable pursuant to the acquisition agreement and continues as long as we generate revenue from our utilization or sale of the abuse deterrent intellectual property we acquired as part of the acquisition of 4P Therapeutics. The 250,000 shares were issued to Mr. Damon (167,000 shares) and Dr. Alan Smith (83,000 shares). In connection with the acquisition, Mr. Damon retained any cash and accounts receivable and assumed any liabilities other than those relating to the ongoing business. Pursuant to the acquisition agreement, we appointed Mr. Damon to our board of directors in April 2018, when we signed the acquisition agreement, and we agreed to pay Mr. Damon the compensation received by independent board members.

Termination of Proposed Acquisition of Carmel Biosciences, Inc.

On September 21, 2018, we entered into an agreement to acquire Carmel Biosciences, Inc. for 350,000 shares of common stock. In December 2017, Carmel Biosciences received FDA approval for it to market PREXXARTAN™ (Valsartan Oral Solution, 4 mg/mL). On November 19, 2018, we and Carmel Biosciences terminated the acquisition agreement principally as a result of concerns about the uncertainties and risks involving the drug valsartan and the potential presence of possible carcinogens from the manufacturing process from various manufacturers. The agreement was terminated without any obligation of either party to the other party.

Our Organization

We are a Nevada corporation, incorporated on January 4, 2016. In January 2016, we acquired Nutriband Ltd, an Irish company which was formed by Gareth Sheridan, our chief executive officer, in 2012 to enter the health and wellness market by marketing transdermal patches. We acquired Nutriband Ltd. in 2016. Our corporate headquarters are located at 121 S. Orange Ave. Suite 1500, Orlando, Florida 32765, telephone (407) 377-6695. Our website is www.nutriband.com. Information contained on or available through our website or any other website does not constitute a portion of this annual report.

Pharmaceutical Products in Development

We have a pipeline of transdermal pharmaceutical products that are primarily in the early, preclinical, stages of development. Our pipeline consists primarily of drug compounds which have been previously approved by the FDA and are now off-patent. In many cases, we are developing the first non-injectable version of the drug utilizing our transdermal technology which represents a new route of administration. In most cases, we plan to utilize the 505(b)(2) regulatory pathway provided by the FDA which allows us to reference the safety information on file at FDA for the approved drug or to reference the published literature instead of having to generate new safety information that would typically be required for new chemical entities. However, we cannot assure you that the FDA will concur with our approach or that we will be able to receive FDA approval to market any of products that we develop.

Our lead product under development is our abuse deterrent fentanyl transdermal system. As the United States faces an epidemic of opioid abuse, fentanyl transdermal patches have become an attractive target for recreational drug abusers due to the drug’s potency and its ease of abuse by the oral route. We are looking to utilize our proprietary approach to incorporate aversive agents into the transdermal patch to deter the abuse of fentanyl patches by the oral, buccal and inhaled routes, which represent as much as 70% of all transdermal fentanyl abuse. The technology is based on the incorporation of taste and sensory aversive agents into the patch. We believe that the aversive agents we selected have several advantages, such as their high potency, established safety, and the potential to prevent accidental misuse by children and pets. The aversive agents are formulated in a controlled-release matrix that is coated onto the backing of a transdermal fentanyl patch. The controlled release aspect of the technology is designed so that the abuse deterrent properties are maintained after normal use and during attempts to separate the aversive agents from the fentanyl. We believe that this structure provides maximum exposure during oral abuse and during attempts to extract the drug, while preventing exposure of the patient to the aversive agents during transdermal wear. We believe that a key differentiating aspect of the technology is that the aversive agents are physically separated from the drug matrix, meaning that the aversive agents do not have to be formulated in the fentanyl drug matrix and do not contact the skin. In addition to the fentanyl patch, this technology has broad applicability to any therapeutic patch where deterring abuse and accidental misuse by children and pets are valuable attributes.

We believe that our abuse deterrent technology can be broadly applied to various transdermal products and our strategy is to follow the development of our abuse deterrent fentanyl transdermal system with the development of additional transdermal prescription products for pharmaceuticals that have risks or history of abuse. For example, we believe that our technology can be utilized in other transdermal products to deter the abuse of other transdermal drugs such as buprenorphine, an opioid used to treat acute pain and chronic pain, and methylphenidate, a central nervous system stimulant.

Buprenorphine is an opioid used to treat opioid addiction, acute pain and chronic pain. It can be used under the tongue, by injection, as a skin patch, or as an implant. For opioid addiction it is typically only started when withdrawal symptoms have begun and for the first two days of treatment under direct observation of a health care provider. For longer term treatment of addiction, a combination formulation of buprenorphine/naloxone is recommended to prevent misuse by injection. Methylphenidate, sold under various trade names, such as Ritalin in oral form, and in transdermal patch form known as Daytrana, is a central nervous system stimulant of the phenethylamine and Piperidine classes that is used in the treatment of attention deficit hyperactivity disorder and narcolepsy. We plan to follow up with transdermal delivery systems for buprenorphine and methylphenidate after we make significant progress on .our abuse deterrent fentanyl transdermal system.

We are also exploring product applications for our transdermal technology to deliver proteins and peptides such as exenatide for type 2 diabetes and follicle stimulating hormone (FSH) for infertility. Presently, these products are only available by injection or oral routes. We believe that transdermal delivery has the potential to improve compliance, which can lead to improved therapeutic outcomes associated with these treatments.

Exenatide (exendin-4) is a glucagon-like peptide-1 (GLP-1) receptor agonist which is approved to improve glycemic control in patients with type 2 diabetes mellitus. Exenatide is currently approved as a twice-daily subcutaneous injection or as a once-weekly injection. However, many patients have a strong aversion to needles, resist initiation of injections even when oral agents are failing to control their diabetes and struggle with compliance after starting therapy. We are developing a novel transdermal patch for administration of exenatide to match the therapeutic plasma levels achieved by subcutaneous injections of exenatide. In addition to being needle-free, painless and easy-to-use, our proposed exenatide transdermal system is being designed to incorporate compliance tracking to help providers improve patient outcomes. We believe that the development of an exenatide patch matching the profile of exenatide injections will follow the 505(b)(2) NDA regulatory pathway, thereby limiting the extent of safety and efficacy trials required for FDA approval but although we cannot assure you that the FDA will agree. Transdermal exenatide is currently in the preclinical phase of development.

Follicle-stimulating hormone (FSH) is a gonadotropin, a glycoprotein polypeptide hormone that is synthesized and secreted by the gonadotropic cells of the anterior pituitary gland. Follicle stimulating hormone (FSH) is indicated for the treatment of infertility in women and is currently only approved and marketed as a subcutaneous injection. FSH is mainly used for ovarian hyperstimulation as part of an in vitro fertilization (IVF) regimen. There are several purified and recombinant FSH injections currently on the market. We are developing a novel transdermal patch to match the pharmacokinetic profile of FSH subcutaneous injection but without the need for painful injections. Transdermal FSH is intended to offer a painless, easy to use one-step application to improve patient compliance with FSH therapy. Transdermal FSH will be offered at multiple strengths to match the typical doses prescribed to treat infertility. We plan to conduct a Phase 1 clinical trial to demonstrate that the transdermal patch can match the pharmacokinetics of subcutaneous injection. Then we plan to conduct an irritation and sensitization study to demonstrate the skin safety of the product and a pivotal clinical efficacy trial to demonstrate that transdermal FSH is not inferior to subcutaneous injection. We intend to seek to utilize the 505(b)(2) NDA regulatory pathway to register the product with the FDA which allows us to reference the know safety of FSH on file at FDA for the reference listed drug and the safety information that has been published in the literature. We have not yet communicated with the FDA on our proposed development plan or registration plan and we cannot assure you that the FDA will agree to our use of the 505(b)(2) pathway. Transdermal FSH is currently in the preclinical phase of development.

In addition, we may seek to develop certain generic transdermal products where we think we can efficiently make an improvement to existing patches and potentially take significant market share with good profit margins. One example of such a product candidate is the development of a generic scopolamine patch.

Transdermal scopolamine (Transderm Scop®) was developed in the 1970s by Alza Corporation for Ciba-Geigy (now Novartis) for prevention of nausea and vomiting associated with motion sickness and recovery from anesthesia and surgery. The product was approved as the first modern transdermal therapeutic system by the FDA in 1979. A generic transdermal scopolamine product was approved in 2015 (Perrigo) but was not marketed until 2017. As of November 2018, there was only one generic transdermal scopolamine approved and marketed. We are developing an improved proprietary generic scopolamine patch. Product improvements include enhancements to the manufacturing processes to reduce the manufacturing cost and optimization of the adhesive formulation to reduce cold flow and increase patient acceptability. We plan to follow the FDA guidance on the product development of a generic transdermal scopolamine patch and plan on utilizing the ANDA regulatory pathway to obtain FDA approval for marketing. Transdermal scopolamine is currently in the preclinical phase of development.

We have not yet determined which product we will seek to develop after our abuse deterrent fentanyl transdermal system. The prioritization of our portfolio of product candidates will be reviewed on an ongoing basis and will take into account technical progress, market potential and commercial interest.

Consumer Products

Our consumer transdermal product line consists of eleven product lines: an energy patch line, a weight management patch line, a multivitamin patch line, a children’s multivitamin patch line, an amino acid patch line, an anti-wrinkle patch line, an insect repellent patch line, a detox patch line, a PMS patch line, a sleep patch line and a nausea and motion sickness patch line. These products require FDA or EPA (for the insect repellent line) approval in order to be sold in the United States. Since we have not received FDA or EPA approval and we have no plans to do so at this time, and we are limiting our marketing to countries in which we believe that these products can be sold without significant product development costs for clinical or nonclinical testing and product registration for government approval. Based on our initial in-house testing, we modified the formulation of our consumer patches to include non-synthetic ingredients to avoid any concerns regarding potential skin irritation.

Marketing

Pursuant to an exclusive distribution dated April 13, 2018, we granted Best Choice exclusive distribution rights for all of our consumer products in South Korea, Taiwan (the Republic of China), the People’s Republic of China and South Asia. Best Choice is presently marketing our products only in South Korea. The agreement has an initial term which expires on April 30, 2019. The agreement automatically renews for an additional three years and for each five year period thereafter if a minimum increase in sales of 10% per year or a cumulative equivalent or a year by year 10% increase is achieved by the end of the initial term and each extension period thereafter. The agreement provides a minimum purchase requirement $2.0 million for the first year which began on April 13, 2018. The minimum purchase requirement increases by 10% each year. Although Best Choice will not be able to meet the target for the first year, we will not terminate the contract for Best Choice’s failure to meet the minimum purchase requirements. The agreement provides that our price to Best Choice will be no greater than lowest price sold to anyone plus 5%. Best Choice has the right to purchase a minimum of 50% of our production capacity. We give Best Choice a warranty that we will replace or refund any product which is not in a marketable state, such as damaged packaging and missing product. The agreement may be terminated at any time by Best Choice with or without cause on 90 days’ notice. The agreement may be terminated by us for cause, which includes Best Choice’s failure to meet the minimum purchase requirements. While the agreement has minimum purchase requirements, it does not assure us that Best Choice will meet the minimum purchase requirements or that Best Choice will not terminate the agreement.

Best Choice has advised us that it plans to market the energy patch line, vitamin patch line and weight management patch line products in South Korea. However, in order for Best Choice to market our products in South Korea, it needs to obtain approval from the MFDS. Although Best Choice has made modest purchases from us for its preliminary marketing activities, until it receives approval to market our product in South Korea, we will not generate significant revenue from our consumer products. Best Choice has advised us that its preliminary marketing activities consisted of purchasing inventory in anticipation of obtaining regulatory approval, meeting with potential distributors and trying to build brand awareness through various marketing approaches most notably on social media. We cannot assure you that we will generate significant revenue from Best Choice’s activities in South Korea if it obtains regulatory clearance. At present, Best Choice has not received the necessary regulatory approval to market our consumer products in South Korea. Although Best Choice has advised us that it is working with the MFDS to obtain a classification, if it is unable to obtain a classification and complete the regulatory procedures, it will be unable to sell our products in South Korea.

If we obtain FDA approval for any of our pharmaceutical transdermal products, we will need to establish a distribution network in the United States. We do not anticipate that we will take any steps toward establishing such a distribution network until we are in the late stages of the FDA approval process.

Manufacturing

We have an agreement with Pocono Coated Products LLC to manufacture our consumer transdermal products. Pocono manufactures coated film roll stock using a solvent coating process. These rolls are then sealed and shipped to South Korea for slitting, die-cutting and pouching of individual patches and then packaging in boxes of 30 packs or five packs.

Manufacturing of our pharmaceutical transdermal products will be performed for clinical trials during the development program and for manufacturing of commercial products prior to FDA approval and for sales and marketing. Clinical manufacturing for our early stage clinical trials will most likely be performed at our facilities at 4P Therapeutics. However, the manufacture of clinical products for later stage pivotal clinical trials and for commercial manufacturing may either be done by contract manufacturers or done in our commercial facilities. Manufacture of clinical and commercial product will be performed in compliance with current FDA Good Manufacturing Procedures (cGMP) and all applicable local regulations. All manufacturing processes will be subject to review by the FDA during development, prior to approval and during subsequent routine FDA inspections.

Government Regulations

United States

The pharmaceutical business is subject to extensive government regulation. In the United States, we must comply with the rules and regulations of the FDA. In other countries we must comply with the laws and regulations of each country to legally market and sell our products. Obtaining FDA approval does not mean that the product will be approved in other countries. Each country may require that additional clinical and nonclinical studies be conducted prior to approval.

The process required by the FDA to receive approval prior to marketing and distributing a drug in the United States generally involves the following. The definition of drug is broadly defined, and includes our pharmaceutical products and most of our consumer transdermal patches. Even though the drug used in each of our proposed products is currently approved by the FDA in oral or injectable dosage forms, we will still need to conduct a full development program including preclinical and clinical trials before we receive FDA marketing approval. The FDA also has a number of abbreviated approval pathways which, if we are eligible, could shorten the time for approval. However, we cannot be certain that we will be able to use any abbreviated approval pathway, in which event we will need to comply with the full regulatory pathway.

●	Preclinical phase. Before a drug company can test an experimental treatment in humans, it must prove the drug is safe and effective in animals. Scientists run tests in various animals before presenting the data to the FDA as an investigational new drug application. For already approved drugs, an animal study may not be required prior to testing in humans. In most cases, the company must file an Investigational New Drug (IND) submission to get clearance to test the product in humans.

●	Phase one clinical trial. In the first round of clinical trials, the drug company attempts to establish the drug’s safety in humans. Drug researchers administer the treatment to healthy individuals — instead of patients suffering from the disease or condition the drug is intended to treat — and gradually increase the dose to see if the drug is toxic at higher levels or if any possible side effects occur. These drug trials are usually small, containing about 20 to 80 participants, according to the FDA. For drug delivery products incorporating already approved drugs, Phase 1 studies involve measuring blood levels of the drug to understand the pharmacokinetics for a new route of administration.

●	Phase two clinical trial. In the second round of clinical trials, researchers give the treatment to patients who have the disease to assess the drug’s efficacy. The trial is randomized, meaning half of the study participants receive the drug and half receive a placebo. These trials usually contain hundreds of participants, according to the FDA. There is about a 30 percent chance of a drug moving on to a phase three clinical trial, according to data from the biotech trade organization BIO. For already approved drugs, as is the case with drug delivery products, a Phase 2 trial may not be necessary as the therapeutic drug doses and blood concentrations are already known. However, a Phase 2 may be conducted to inform the design of the Phase 3 clinical trial in regards to the safety and efficacy of the product when used by patients.

●	Phase three clinical trial. In the third phase of clinical trials, researchers work with the FDA to design a larger trial to test the drug’s ideal dosage, patient population and other factors that could decide whether the drug is approved, according to the report. These trials usually contain a few hundred to thousands of participants. In the case of drug delivery products that utilize an approved drug, Phase 3 trials will typically include a comparison to the already approved reference product. For example a transdermal patch may be compared to an injection.

●	New drug application. Once a drug company collects and analyzes all data from the clinical trials, it submits a new drug application to the FDA. The application includes trial data, preclinical information and details on the drug’s manufacturing process. If the FDA accepts the application for review, the agency has ten months — or six months if the drug has priority review status — to make a decision, according to the report. The FDA can hold an advisory committee meeting where independent experts assess the data and recommend whether to approve the drug. From there, the FDA will either approve the drug or give the applicant a complete response letter, which explains why the drug did not get approved and what steps the applicant must take before resubmitting the application for approval.

The FDA may also require Human Abuse Liability or Human Abuse Potential clinical studies to evaluate the abuse liability or abuse potential of a new chemical entity for drugs that affect the central nervous system. If the abuse deterrent technology renders a product less desirable than conventional formulations, it is said to convey abuse deterrent properties and can include specific label language indicating this difference.

In other instances, sponsors are required to evaluate the effectiveness of an Abuse Deterrent Formulation. For Abuse Deterrent Formulation trials, the objective is to assess the ability of the new formulation to be tampered with and abused, and is often pursuant to a 505(b)(2) strategy.

Before approving an NDA, the FDA may inspect the facilities where the product is being manufactured or facilities that are significantly involved in the product development and distribution process and will not approve the product unless compliance with current good manufacturing processes is satisfactory. The FDA may deny approval of an NDA if applicable statutory or regulatory criteria are not satisfied, or may require additional testing or information, which can delay the approval process. In pursuing FDA approval there may be various delays and it is possible that approval may never be granted. In addition, new government requirements may be established that could delay or prevent regulatory approval of our product candidates under development.

If a product is approved, the FDA may impose limitations on the indications for use for which the product may be marketed, may require that warning statements be included in the product labeling, may require that additional studies or trials be conducted following approval as a condition of the approval, may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a risk management plan, or impose other limitations.

Once a product receives FDA approval, marketing the product for other indicated uses or making certain manufacturing or other changes related to the product will require FDA review and approval of a supplemental NDA or a new NDA, which may require additional clinical safety and efficacy data and may require additional review fees. In addition, further post-marketing testing and surveillance to monitor the safety or efficacy of a product may be required. Also, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if safety or manufacturing problems occur following initial marketing.

With respect to the labeling for our abuse deterrent transdermal fentanyl system or any other opioid transdermal patch we develop, it is likely that we will need to disclose the risks of improper use or abuse using language required by the FDA.

FDA Approval Pathways

The FDA has several pathways that can be followed to obtain FDA approval.

●	A stand-alone NDA is an application submitted under Section 505(b)(1) of the Food, Drug and Cosmetic Act (“FD&C Act”) and approved under Section 505(c) of the FD&C Act that contains full reports of investigations of safety and effectiveness that were conducted by or for the applicant or for which the applicant has a right of reference or use. This is typically the pathway used for new chemical entities.

●	A 505(b)(2) application is an NDA submitted under Section 505(b)(1) and approved under Section 505(c) of the FD&C Act that contains full reports of investigations of safety and effectiveness, where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use. This is the pathway typically taken for off-patent drugs that are being development into alternate dosage forms or routes of administration.

●	An ANDA is an application for a duplicate of a previously approved drug product that was submitted and approved under Section 505(j) of the FD&C Act. An ANDA relies on the FDA’s finding that the previously approved drug product is safe and effective. An ANDA generally must contain information to show that the proposed generic product (1) is the same as the drug with respect to the active ingredients, conditions of use, route of administration, dosage form, strength and labeling (with certain permissible differences) and (2) is bioequivalent to the referenced drug. An ANDA may not be submitted if studies are necessary to establish the safety and effectiveness of the proposed product. This is the pathway taken for generic drugs.

We cannot assure you that we will be able to take advantage of any of the available abbreviated approval pathways for any of our proposed products.

Post-approval requirements

Any drug products for which we receive FDA approval will be subject to continuing regulation by the FDA. Certain requirements include, among other things, record-keeping requirements, reporting of adverse events with the product, providing the FDA with updated safety and efficacy information on an annual basis or more frequently for specific events, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements. These promotion and advertising requirements include, among others, standards for direct-to-consumer advertising, prohibitions against promoting drugs for uses or patient populations that are not described in the drug’s approved labeling, known as “off-label use,” and other promotional activities, such as those considered to be false or misleading. Failure to comply with FDA regulations can have negative consequences, including the immediate discontinuation of noncomplying materials, adverse publicity, enforcement letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties. Such enforcement may also lead to scrutiny and enforcement by other government and regulatory bodies.

Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not encourage, market or promote such off-label uses. As a result, “off-label promotion” has formed the basis for litigation under the Federal False Claims Act, violations of which are subject to significant civil fines and penalties. In addition, manufacturers of prescription products are required to disclose annually to the Center for Medicaid and Medicare any payments made to physicians and teaching hospitals in the U.S. under the federal Physician Payment Sunshine Act. Reportable payments may be direct or indirect, in cash or kind, for any reason, and are required to be disclosed even if the payments are not related to the approved product. Failure to fully disclose or not in time reporting could lead to penalties up to $1.15 million per year.

The manufacturing of any of our products will be required to comply with the FDA’s current good manufacturing process (cGMP) regulations. These regulations require, among other things, quality control and quality assurance, as well as the corresponding maintenance of comprehensive records and documentation. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are also required to register with the FDA their establishments and list any products they make and to comply with related requirements in certain states. These entities are further subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with current good manufacturing processes and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

Discovery of problems with a product after approval may result in serious and extensive restrictions on a product, manufacturer or holder of an approved NDA, as well as lead to potential market disruptions. These restrictions may include recalls, suspension of a product until the FDA is assured that quality standards can be met, and continuing oversight of manufacturing by the FDA under a “consent decree,” which frequently includes the imposition of costs and continuing inspections over a period of many years, as well as possible withdrawal of the product from the market. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

The FDA also may require post-marketing testing, or Phase IV testing, as well as risk minimization action plans and surveillance to monitor the effects of an approved product or place conditions on an approval that could otherwise restrict the distribution or use of our products.

Other Government Regulations

We are subject to government regulations that are applicable to businesses generally, including those relating to workers’ health and safety, environmental and waste disposal, wage and hour and labor practices, including sexual harassment laws and regulations, and anti-discrimination laws and regulations.

In addition, we must comply with the laws and regulations governing the research and manufacture of products containing controlled substances such as fentanyl and other opioids. We must be licensed by the Drug Enforcement Agency (DEA) and the state(s) in which we conduct research and development activities. We currently hold a DEA license and a Georgia State Board of Pharmacy license to support our current research activities at our facility in Georgia. As a result we have been inspected by the DEA and the Georgia Board of Pharmacy. As we enter the manufacturing phase of development we will need to obtain a DEA manufacturing license and a Georgia Board of Pharmacy manufacturing license and obtain production quota from the DEA to allocate sufficient amounts of controlled substances to us to conduct our development program. There is no guarantee that we will be able to obtain sufficient production quota from the DEA to support our manufacturing operations.

South Korea

We do not sell products in South Korea. We sell our products to Best Choice and Best Choice will sell the products in South Korea upon receipt of regulatory approval. Food and drug products are regulated in South Korea by the MFDS. In order to market the products in Korea, Best Choice needs to obtain a permit or complete the filing of a report with the MFDS. It is difficult to determine the classification of the products, and Best Choice has advised us that it is working with the MFDS to determine a classification for our products. It would be necessary to determine whether our products would be treated as health functional foods, quasi-drugs, over-the-counter drugs or prescription drug. Each category has a specific approval process, with health functional foods requiring the least amount of data and prescription drugs requiring the most date. Health functional foods refer to “foods” manufactured with functional raw materials or ingredients beneficial to the human body and “functionality” means controlling nutrients for the structure or functions of the human body or providing beneficial effects to health purposes, such as physiological effects. “Quasi-drugs” refer to any of the following: fibers, rubber products or similar products used for the purpose of treating, alleviating, or preventing human or animal diseases; non-appliance, non-machinery or similar articles that have insignificant influences on or do not directly act upon human bodies; and preparations used for sterilization, insecticide, and uses similar thereto for the purpose of preventing infectious diseases. An over-the-counter drug is a drug, the misuse or abuse of which is of little concern, and the safety and efficacy of which may be expected even when used without a prescription by a physician or a dentist; or a drug that may be used to cure a disease without a physician’s or dentist’s professional knowledge; or a drug that has a relatively small side effect on human bodies in light of the dosage form and pharmacological action. A prescription drug means a drug that is not an OTC drug.

Regardless of efficacy in pharmacological actions, based on the overall judgment of the ingredients, shape (container, packaging, design, etc.), name, indicated purpose of use, efficacy, effects, administration methods, dosage, advertising or explanation for sale, in case it is perceived to be used for as a health functional food, quasi-drug or prescription drugs, the aforementioned purpose or demonstrated to have medicinal effects in the perspective of the general public, they all are drugs that are subject to the Pharmaceutical Affairs Act. Therefore, in case the products are sold without obtaining the required approval, it will be deemed an act of selling drugs without obtaining an approval, which is a criminal offense by the person selling without authorization in South Korea.

Europe and Other Countries

If we market our products in any countries other than the United States, we would be subject to the laws of those countries. In order to obtain market our products in other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our products.

The European medicines regulatory system is based on a network of around 50 regulatory authorities from the 31 countries in the European Economic Area, the European Commission and the European Medicines Agency. All medicines must be authorized before they can be placed on the market in the European Union. The European system offers different routes for authorization. A centralized procedure allows the marketing of a medicine on the basis of a single European Union assessment and marketing authorization which is valid throughout the European Union. However, a majority of medicines authorized in the European Union do not fall within the scope of the centralized procedure, and we do not know whether our proposed products will fall within the centralized authorization. We also do not know how the withdrawal of Great Britain from the European Union will affect the procedure for approval of medicines in the United Kingdom. If we are not able to use the centralized procedure, we would need to use one of the following procedures. One method is the decentralized procedure where we would apply for the simultaneous authorization in more than one European Union member. The second method is the mutual-recognition procedure where we would have a medicine authorized in one European Union country apply for authorization to be recognized in other European Union countries. In either case, we would be required to complete clinical trials to demonstrate the safety and efficacy of the medicine and show and that the medicine is manufactured in accordance with good manufacturing practice based upon European Union standards.

In countries other than the United States and the European Union, we would be required to comply with the applicable laws of those countries, which may require us to perform additional clinical testing.

Failure to obtain regulatory approval in any country would prevent our product candidates from being marketed in those countries. In order to market and sell our products in jurisdictions other than the United States and the European Union, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The regulatory approval process outside the United States and the European Union generally includes all of the risks associated with obtaining FDA and European Union approval, but can involve additional testing.

In addition, in many countries worldwide, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Even if we were to receive approval in the United States or the European Union, approval by the FDA or the European Medicines Agency does not ensure approval by regulatory authorities in other countries or jurisdictions. Similarly, approval by one regulatory authority outside the United States would not ensure approval by regulatory authorities in other countries or jurisdictions. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of our product candidates by regulatory authorities in other foreign jurisdictions, the commercial prospects of those product candidates may be significantly diminished and our business prospects could decline.

Outside the United States, particularly in member states of the European Union, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations or the successful completion of health technology assessment procedures with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Certain countries allow companies to fix their own prices for medicines, but monitor the pricing.

In addition to regulations in the United States, if we market outside of the United States, we will be subject to a variety of regulations governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries.

Intellectual Property Rights

4P Therapeutics filed an international patent application under the Patent Cooperation Treaty for worldwide prosecution of the abuse deterrent transdermal technology patent used in our lead product, an abuse deterrent fentanyl transdermal system. The patent is being prosecuted in the United States and in other countries. On March 13, 2019, the European Patent Office granted patent protection for the patent application filed by 4P Therapeutics. We have not received any response from the United States Patent and Trademark Office. In addition to applying the technology to developing an abuse deterrent fentanyl transdermal system, we believe that the abuse deterrent patch technology can be applied to other opioids and pain medication patches where there is risk of abuse and overdose, as well as other transdermal pharmaceuticals where we believe our technology can help prevent abuse or accidental misuse.

We have received a trademarks for the name Nutriband.

Competition

Since our proposed pharmaceutical products deliver a drug which is off patent and presently available, we will compete with a number of companies who are presently selling the drug which is generally taken by injection. In addition, there are a number of companies that market generic transdermal patches, including fentanyl transdermal patches, and we will compete against those companies that make products with the same drug. Further, as transdermal patches become more popular, other companies, many of which have significantly greater resources and existing relationships with physicians and medical personnel, may use their resources to develop improved transdermal delivery systems for the drugs that are in our pipeline. We believe that competition is based on such factors as price, insurance/Medicaid and Medicare reimbursement rates and policies, safety and efficacy, side effects or reduction in side effects and the reliability of the supplier or manufacturer. Since we are developing our products to meet the needs of the patients, physicians, and the payers, we need to demonstrate advantages in terms of safety, efficacy, compliance and cost. If we obtain regulatory approval to market our products, we cannot assure you that we will be successful in the marketplace.

Employees

As of April 10, 2019, we had seven employees – three officers who are full time, four officers who are currently part time. We also engage one consultant who provides services on a part-time basis. None of our employees is represented by a labor union and we consider our employee relations to be good.

ITEM 1A. RISK FACTORS

 An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this annual report before making an investment decision with regard to our securities. The statements contained in this annual report include forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. The risks set forth below are not the only risks facing us. Additional risks and uncertainties may exist that could also adversely affect our business, prospects or operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or a significant part of your investment.

Risks Concerning our Business

Because we are an early-stage company with minimal revenue and a history of losses and we expect to continue to incur substantial losses for the foreseeable future, we cannot assure you that we can or will be able to operate profitably.

We did not generate any revenue prior to the quarter ended October 31, 2018, we have incurred losses since our organization, 4P Therapeutics generated only modest revenue from contract research and development services which are not related to its primary business, and, although we anticipate that, for the near term, we will continue to perform research and development services for third parties, we do not expect to generate significant revenue from performing contract research and development services for our clients. We generated a negative gross margin for the year ended January 31, 2019. We are subject to the risks common to start-up, pre-revenue enterprises, including, among other factors, undercapitalization, cash shortages, limitations with respect to personnel, financial and other resources and lack of revenues. Drug development companies typically incur substantial losses during the product development and FDA testing phase of the business and do not generate revenues until after the drug has received FDA approval, which cannot be assured, and until the company has started to sell the product. We can give no assurance that we can or will ever be successful in achieving profitability and the likelihood of our success must be considered in light of our early stage of operations. We cannot assure you that we will be able to operate profitably or generate positive cash flow. If we cannot achieve profitability, we may be forced to cease operations and you may suffer a total loss of your investment.

We require significant funds to continue our operations.

Our business is the development of transdermal systems for the delivery of pharmaceuticals. The development of pharmaceutical products is highly cash intensive, and many early stage drug development companies are unable to raise sufficient cash to complete the development and testing of their products and obtain regulatory approval, with the result that they either obtain funding on very unfavorable terms, cease to conduct business or sell their intellectual property on unfavorable terms. Because of the anticipated lack of revenues until we have an approved product that we can market and the time required to obtain FDA approval, which can take many years, we may have to rely on our ability to raise money in the private or public equity market. Our ability to raise funds may be dependent upon our demonstrating to potential investors that we have reached or can reach milestones that could give them confidence that we can bring our products to market. We require funds for the development of our product pipeline which includes the preclinical and clinical trials that need to be conducted for our abuse deterrent fentanyl transdermal system, which is our lead product, and for the other potential products in our pipeline. We cannot assure you that we will be able to raise the necessary funds on favorable, if any, terms. Further, our costs may be significantly greater than we anticipate when we seek to raise funds.

Our auditors’ report includes a going concern paragraph.

Our financial statements include a going-concern qualification from our auditors, which expresses doubt about our ability to continue as a going concern. We have operated at a loss since inception. Our ability to operate profitable is dependent upon, among other things, obtaining substantial financing, developing our products, completing FDA clinical testing, obtaining FDA approval and implementing a marketing program for our products. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that take into consideration the uncertainty of our ability to continue operations.

Because we do not have a product we can market in the United States, we cannot predict when or whether we will operate profitably.

We have not completed the development of our lead product, which is our abuse deterrent fentanyl transdermal system, and we do not have any product that we can market in the United States. Because of the numerous risks and uncertainties associated with product development, we cannot assure you that we will be able to develop and market any products or achieve or attain profitability. We expect to incur substantial expenses as we continue with our product development and clinical trials. Further, if we are required by applicable regulatory authorities, including the FDA as well as the comparable regulatory agencies in other countries in which we may seek to market product, to perform studies in addition to those we currently anticipate, our expenses will increase beyond expectations and the timing of any potential product approval may be delayed. As a result, we expect to continue to incur substantial losses and negative cash flow for the foreseeable future.

A number of factors, including, but not limited to the following, may affect our ability to develop our business and operate profitably:

●	our ability to obtain necessary funding to develop our proposed products;

●	the success of clinical trials for our products;

●	our ability to obtain FDA approval for us to market any proposed product in our pipeline in the United States;

●	any delays in regulatory review and approval of product in development;

●	if we obtain FDA approval to market our product, our ability to establish manufacturing and distribution operations or entering into manufacturing and distribution agreements with qualified third parties;

●	market acceptance of our products;

●	our ability to establish an effective sales and marketing infrastructure;

●	our ability to protect our intellectual property;

●	competition from existing products or new products that may emerge;

●	the ability to commercialize our products;

●	potential product liability claims and adverse events;

●	our ability to adequately support future growth; and

●	our ability to attract and retain key personnel to manage our business effectively.

Our failure to develop our abuse deterrent fentanyl transdermal system will impair our ability to continue in business.

Our lead product is our abuse deterrent fentanyl transdermal system, and we are devoting our resources primarily to developing this product and conducting the clinical trials to enable us to obtain FDA approval and to market the product. If we are not able to obtain necessary financing to develop, obtain FDA marketing approval and market this product successfully, we may not have the resources to develop additional products, and we may not be able to continue in business.

Before we can market in the United States any product which is classified by the FDA as a drug, we must obtain FDA marketing approval.

Our proposed transdermal products are drug-device combinations that are considered by the FDA to be drugs, which require approval by the FDA. In order to obtain FDA approval, it is necessary to conduct a series of preclinical and clinical tests to confirm that the product is safe and effective. Even though the medication that is being delivered through our transdermal patch may have already received FDA approval, because we are delivering the medication through the skin, we will need to complete, to the FDA’s satisfaction, all of the required clinical testing steps to demonstrate safety and efficacy. At any point, the FDA could ask us to perform additional tests or to refine and redo a test that we had previously completed. The process of obtaining FDA approval could take many years, with no assurance that the FDA will approve the product. The FDA also will need to approve the manufacturing process and the manufacturing facility.

We may need to rely on a third party contract research organization to conduct our preclinical and clinical trials.

Although we believe that we, through 4P Therapeutics, have the capabilities to conduct preclinical studies and early stage clinical studies in house, we may need to rely on third party contract research organizations to conduct our pivotal preclinical and clinical trials. Our failure or the failure of the contract research organization to conduct the trials in compliance with FDA regulations could possibly derail our obtaining FDA approval, and could require us to redo any preclinical or clinical trials which we or the organization administered.

We may encounter delays in completing clinical trials, which would increase our costs and delay market entry.

We may experience delays in completing the clinical trials necessary for FDA approval. These delays may result from a number of factors which could prevent us from starting the trial on time or completing the study in a timely manner, which may include factors out of our control. Since we may need to rely on third parties for supplying us with the drug and transdermal patches used in the trials, there may be various reasons for us to experience a delay in obtaining the clinical materials required to start each clinical trial, which may include factors out of our control. Clinical trials can be delayed or terminated for a number of reasons, including delay or failure to:

●	obtain regulatory approval to commence a trial;

●	reach agreement on acceptable terms with prospective contract research organizations, investigators and clinical trial sites, the terms of which may be subject to extensive negotiation and vary significantly among different research organizations and trial sites;

●	obtain institutional review board approval at each site;

●	enlist suitable patients to participate in a trial;

●	have patients complete a trial or return for post-treatment follow-up;

●	ensure clinical sites observe trial protocol or continue to participate in a trial;

●	address any patient safety concerns that arise during the course of a trial;

●	address any conflicts with new or existing laws or regulations;

●	add a sufficient number of clinical trial sites; or

●	manufacture sufficient quantities of the product candidate for use in clinical trials.

Patient enrollment is also a significant factor in the timely completion of clinical trials and is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to available alternatives, including any new drugs or treatments that may be approved for the indications we are investigating.

We may also encounter delays if a clinical trial is suspended or terminated by us, by the independent review boards of the institutions in which such trials are being conducted, by the trial’s data safety monitoring board, or by the FDA. Such authorities may suspend or terminate one or more of our clinical trials due to a number of factors, including our failure to conduct the clinical trial in accordance with relevant regulatory requirements or clinical protocols, inspection of the clinical trial operations or trial site by the FDA resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

If we experience delays in carrying out or completing preclinical or clinical trials for any product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business and financial condition. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Our ability to finance our operations and generate revenues depends on the clinical and commercial success of our abuse deterrent fentanyl transdermal system and our other product candidates and failure to achieve such success will negatively impact our business.

Our prospects, including our ability to finance our operations and generate revenues, depend on the successful development, regulatory approval and commercialization of our abuse deterrent fentanyl transdermal system as well as our other product candidates. The clinical and commercial success of our product candidates depends on a number of factors, many of which are beyond our control, including:

●	the FDA’s acceptance of our parameters for regulatory approval relating to our product candidates, including our proposed indications, primary endpoint assessments, primary endpoint measurements and regulatory pathways;

●	the FDA’s acceptance of the number, design, size, conduct and implementation of our clinical trials, our trial protocols and the interpretation of data from preclinical studies or clinical trials;

●	the FDA’s acceptance of the sufficiency of the data we collect from our preclinical studies and pivotal clinical trials to support the submission of a New Drug Application, known as an NDA, without requiring additional preclinical or clinical trials;

●	the FDA’s acceptance of our abuse deterrent labeling relating to our products, including our abuse deterrent fentanyl transdermal system;

●	when we submit our NDA upon completion of our clinical trials, the FDA’s willingness to schedule an advisory committee meeting, if applicable, in a timely manner to evaluate and decide on the approval of our NDA;

●	the recommendation of the FDA’s advisory committee, if applicable, to approve our application without limiting the approved labeling, specifications, distribution or use of the products, or imposing other restrictions;

●	the FDA’s satisfaction with the safety and efficacy of our product candidates;

●	the prevalence and severity of adverse events associated with our product candidates;

●	the timely and satisfactory performance by third party contractors of their obligations in relation to our clinical trials;

●	if we receive FDA approval, our success in educating physicians and patients about the benefits, administration and use our product candidates;

●	our ability to raise additional capital on acceptable terms in order to achieve conduct the necessary clinical trials;

●	the availability, perceived advantages and relative cost of alternative and competing treatments;

●	the effectiveness of our marketing, sales and distribution strategy and operations;

●	our ability to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices;

●	our ability to obtain, protect and enforce our intellectual property rights;

●	our ability to bring an action timely for patent infringement arising out of the filing of ANDAs by generic companies seeking approval to market generic versions of our products, if applicable, before the expiry of our patents; and

●	our ability to avoid third party claims of patent infringement or intellectual property violations.

If we fail to achieve these objectives or to overcome the challenges presented above, many of which are beyond our control, in a timely manner, we could experience significant delays or an inability to successfully commercialize our product candidates. Accordingly, even if we obtain FDA approval to market our products, we may not be able to generate sufficient revenues through the sale of our products to enable us to continue our business.

Since we do not have commercial manufacturing capability, if we are unable to establish manufacturing facilities, we may have to enter into a manufacturing agreement with a manufacturer that has been approved by the FDA.

Any commercial manufacturer of our products and the manufacturing facilities where we make our commercial products will be subject to FDA approval. Part of the process of seeking FDA approval to market our products is the FDA’s approval of the manufacturing process and facility. Although we plan to establish our own manufacturing facilities, the establishment of a manufacturing facility is very costly, and, unless we obtain funding for that purpose, it would be necessary for us to engage a third party who has experience is manufacturing transdermal patches for FDA approved products. By relying on a third party manufacturer, we will be dependent upon the manufacturer, whose interests may be different from ours. Any third party contract manufacturer will be responsible for quality control and for meeting our requirements. If the manufacturer does not meet our quality standards and delivers products that do not meet our specifications, we may both incur liability for breach of our warranty to our customer, as well as liability for any damage, including death, that may result from the use, abuse or accidental misuse of the product. Regardless of whether we are able to make a claim against the manufacturer, our reputation may be impaired and we may lose business as a result. Further, the contract manufacturer may have other customers and may allocate its resources based on the contract manufacturer’s interest rather than our interest. Furthermore, we may not be able to assure ourselves that we will get favorable pricing. We have previously had problems with our manufacturer of our consumer over-the-counter transdermal patches, and we cannot assure you that we will not have the same, similar or other problems with the manufacturer of our FDA approved products.

If we or any third-party manufacturer fails to comply with FDA current good manufacturing practices, we may not be able to sell our products until and unless the manufacture becomes compliant.

All FDA approved drugs, including our proposed transdermal products, must be manufactured in accordance with good manufacturing practices. All manufacturing facilities are inspected by the FDA as a matter of routine inspection or for a specific cause. If a manufacturer fails to comply with all applicable regulations, the FDA can prohibit us from distributing products manufactured in those facilities, whether they are a contract manufacturer or own facility. A failure to be in compliance with good manufacturing practices could result in the FDA closing the facilities or limiting our use of the facilities.

If the FDA implements Risk Evaluation and Mitigation Strategies policies for any of our proposed products, we will need to comply with such policies before we can obtain FDA approval or the product.

The Food and Drug Administration Amendments Act of 2007 gave FDA the authority to require a Risk Evaluation and Mitigation Strategy from manufacturers to ensure that the benefits of a drug or biological product outweigh its risks. The FDA has issued a Risk Evaluation Mitigation Strategy for a fentanyl iontophoretic transdermal system. Before we can receive FDA approval for any product for which the FDA has issued a Risk Evaluation Mitigation Strategy, we must satisfy the FDA that we have complied with the Risk Evaluation Mitigation Strategy. If one of our products becomes subject to a Risk Evaluation and Mitigation Strategy policy after receiving FDA approval, it will need to comply with such policy.

Our products will continue to be subject to FDA review after FDA approval is given.

Discovery of previously unknown problems with our products or unanticipated problems with the manufacturing processes and facilities, even after FDA and other regulatory approvals of the product for commercial sale, may result in the imposition of significant restrictions, including withdrawal of the product from the market.

The FDA and other regulatory agencies continue to review products even after the products receive agency approval. If and when the FDA approves one of our products, its manufacture and marketing will be subject to ongoing regulation, which could include compliance with current good manufacturing practices, adverse event reporting requirements and general prohibitions against promoting products for unapproved or “off-label” uses. We are also subject to inspection and market surveillance by the FDA for compliance with these and other requirements. Any enforcement action resulting from the failure, even by inadvertence, to comply with these requirements could affect the manufacture and marketing of our products. In addition, the FDA or other regulatory agencies could withdraw a previously approved product from the market upon receipt of newly discovered information. The FDA or another regulatory agency could also require us to conduct additional, and potentially expensive, studies in areas outside our approved indicated uses.

We must continually monitor the safety of our products once approved and marketed for potential adverse events which could jeopardize our ability to continue marketing the products.

As with all medical products, the use of our products could sometimes produce undesirable side effects or adverse reactions or events (referred to cumulatively as adverse events). Our consumer products initially caused skin irritation because of certain of the ingredients in the patch, which we corrected by reformulating the patches. For the most part, we expect these adverse events to be known and occur at some predicted frequency based on our experience in the clinical development program. When adverse events are reported to us, we are required to investigate each event and the circumstances surrounding it to determine whether it was caused by our product and whether a previously unrecognized safety issue exists. We will also be required to periodically report summaries of these events to the applicable regulatory authorities. If the adverse effects are significant, we may be required to recall our product. We cannot assure you that our medical products will not cause skin irritation or other adverse events. Our ability to market our products may be impaired by unanticipated adverse events and any recall of our product. Because we are an early-stage company, our reputation, and our ability to market products, could be effected more severely than a major pharmaceutical company.

In addition, the use of our products could be associated with serious and unexpected adverse events, or with less serious reactions at a greater than expected frequency. Such issues may arise when our products are used in critically ill or otherwise compromised patient populations. When unexpected events are reported to us, we are required to make a thorough investigation to determine causality and the implications for product safety. These events must also be specifically reported to the applicable regulatory authorities. If our evaluation concludes, or regulatory authorities perceive, that there is an unreasonable risk associated with the product, we would be obligated to withdraw the impacted lot(s) of that product or recall the product and discontinue marketing until all problems are satisfactorily resolved. Furthermore, an unexpected adverse event of a new product could be recognized only after extensive use of the product, which could expose us to product liability risks, enforcement action by regulatory authorities and damage to our reputation and public image.

A serious adverse finding concerning the risk of any of our products by any regulatory authority could adversely affect our reputation, business and financial results.

If we obtain FDA approval to market our products, we expect to spend considerable time and money complying with federal and state laws and regulations governing their sale, and, if we are unable to fully comply with such laws and regulations, we could face substantial penalties.

Health care providers, physicians and others will play a primary role in the recommendation and prescription of our proposed products. Further, if we use third-party sales and marketing providers, they may expose us to broadly applicable fraud and abuse and other health care laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products. Applicable federal and state health care laws and regulations are expected to include, but not be limited to, the following:

●	The federal anti-kickback statute is a criminal statute that makes it a felony for individuals or entities knowingly and willfully to offer or pay, or to solicit or receive, direct or indirect remuneration, in order to induce the purchase, order, lease, or recommending of items or services, or the referral of patients for services, that are reimbursed under a federal health care program, including Medicare and Medicaid;

●	The federal False Claims Act imposes liability on any person who knowingly submits, or causes another person or entity to submit, a false claim for payment of government funds. Penalties include three times the government’s damages plus civil penalties of $5,500 to $11,000 per false claim. In addition, the False Claims Act permits a person with knowledge of fraud, referred to as a qui tam plaintiff, to file a lawsuit on behalf of the government against the person or business that committed the fraud, and, if the action is successful, the qui tam plaintiff is rewarded with a percentage of the recovery;

●	Health Insurance Portability and Accountability Act, known as HIPAA, imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	The Social Security Act contains numerous provisions allowing the imposition of a civil money penalty, a monetary assessment, exclusion from the Medicare and Medicaid programs, or some combination of these penalties; and

●	Many states have analogous state laws and regulations, such as state anti-kickback and false claims laws. In some cases, these state laws impose more strict requirements than the federal laws. Some state laws also require pharmaceutical companies to comply with certain price reporting and other compliance requirements.

Our failure to comply with any of these federal and state health care laws and regulations, or health care laws in foreign jurisdictions, could have a material adverse effect on our business, financial condition, result of operations and cash flows.

Best Choice may not obtain approval to market our consumer products in South Korea.

Although Best Choice has made modest purchases of our consumer products in South Korea in connection with its preliminary marketing activities, Best Choice requires regulatory approval by the MFDS before it can market our consumer products in South Korea. Although Best Choice has advised us it is working with the MFDS to determine a classification for our products, which is necessary before it can obtain authorization to market the products in South Korea, we cannot assure you that it will obtain the necessary authorization. The sale of products that require authorization without the required authorization is a criminal offense. We cannot assure you that Best Choice will be able to obtain the necessary approval, and if it unable to obtain the necessary approval, it will not be able sell our consumer products in South Korea.

Before we can market our product outside of the United States, we will need to obtain regulatory approval in each country in which we propose to sell our products.

In order to market and sell our products in jurisdictions other than the United States, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA, and can involve additional testing.

In addition, in many countries worldwide, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Even if we were to receive approval in the United States, approval by the FDA does not ensure approval by regulatory authorities in other countries. Similarly, approval by one regulatory authority outside the United States would not ensure approval by regulatory authorities in other countries. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of our product candidates by regulatory authorities in foreign jurisdictions, the commercial prospects of those product candidates may be significantly diminished and our business prospects could be impaired.

Outside the United States, particularly in member states of the European Union, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations or the successful completion of health technology assessment procedures with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Certain countries allow companies to fix their own prices for medicines, but monitor the pricing.

In addition to regulations in the United States, if we market outside of the United States, we will be subject to a variety of regulations governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries.

If we do not have sufficient product liability insurance, we may be subject to claims that are in excess of our net worth.

Before we market any pharmaceutical product, we will need to purchase significant product liability insurance. However, in the event of major claims from the use of our products, it is possible that our product liability insurance will not be sufficient to cover claims against us. We cannot assure you that we will not face liability arising out of the use of our products which is significantly in excess of the limits of our product liability insurance. In such event, if we do not have the funds or access to the funds necessary to satisfy such liability, we may be unable to continue in business.

Because some of the patches we are developing, such as our abuse deterrent fentanyl patch, have potential severe side effects, we may face liability in the event patients suffer serious, possibly life-threatening, side effects from our products.

Fentanyl patches have known side effects and may cause serious or life-threatening breathing problems due to opioid-induced respiratory depression. In addition, taking certain medications with fentanyl may increase the risk of serious or life-threatening breathing problems, sedation or coma. Because of the seriousness of the side effects, fentanyl patches should only be used in accordance labeling approved by the FDA or by the applicable regulatory authorities outside of the United States. Fentanyl patches are only indicated for the treatment of people who are tolerant to opioid medications because they have taken this type of medication for at least one week and should not be used to treat mild or moderate pain, short-term pain, pain after an operation or medical or dental procedure, or pain that can be controlled by medication that is taken on an as-needed basis. Although we will include all warnings on the packaging that are required by the FDA or foreign regulatory authorities, claims may be made against us in the event that death or serious side effects result from the use of our abuse deterrent fentanyl transdermal system, even if prescribed for a patient for whom fentanyl patches should not be prescribed. We cannot assure you that we will not face significant liability as a result of such side effects and we may not have sufficient product liability insurance to cover any damages that may be assessed against us.

Because of our lack of funds, we may have to enter into a joint venture or strategic relationship with a third party to develop and seek to obtain FDA approval of our potential products.

Our present efforts are directed to developing and seeking FDA approval for our pipeline of transdermal pharmaceutical products including our lead product, the abuse deterrent fentanyl transdermal system. The development of pharmaceutical products including a new delivery system for an already approved drug, is very expensive with no assurance of obtaining FDA approval. Because of the costs involved, we may need to enter into a joint venture or strategic alliance with a third party to bring our products to market, in which event we would have to give up a significant percentage of the equity in the product and require the other party to provide the necessary financing and personnel and to take a significant role in making the decisions relating to the development, testing, marketing and manufacturing of the product. The third party may have interests which are different from, and possibly in conflict with, our own. If we are unable to attract competent parties to distribute and market any product which we may develop, or if such parties’ efforts are inadequate, we will not be able to implement our business strategy and may have to cease operations. We cannot assure you that we will be successful in entering into joint ventures or other strategic relationships or that any relationship into which we may enter will develop a marketable product or that we will generate any revenue or net income from such a venture.

We may decide not to continue developing or commercializing any products at any time during development or after approval, which would reduce or eliminate our potential return on investment for those product candidates.

We may decide to discontinue the development of our abuse deterrent fentanyl transdermal system or any other product in our pipeline or not to continue to commercialize any potential product for a variety of reasons, such as the appearance of new technologies that make our product less commercially viable, an increase in competition, changes in or failure to comply with applicable regulatory requirements, the discovery of unforeseen side effects during clinical development or after the approved product has been marketed or the occurrence of adverse events at a rate or severity level that is greater than experienced in prior clinical trials. If we discontinue a program in which we have invested significant resources, we will not receive any return on our investment.

If any of our potential products are approved for marketing but fail to achieve the broad degree of physician or market acceptance necessary for commercial success, our operating results and financial condition will be adversely affected.

If any of the products in our pipeline receives FDA approval for us to market the product in the United States, it will be necessary for us to generate acceptance of our product for the indications covered by the FDA approval. In order to generate acceptance in the marketplace, we will need to demonstrate to physicians that our product provides a distinct advantage or better outcome at a price that reflects the value of our product as compared with existing products. We will need to develop and implement a marketing program directed at both physicians and the general public. Since we do not presently have the resources necessary to develop or implement an in-house marketing program and we may not have the funds to do so if and when we obtain FDA approval to market our product, we will need to establish a distribution network though license and distribution agreements with third parties who have the capability to market our product to physicians and emergency service organizations, and we will be dependent upon the ability of these third parties to market our products effectively. We cannot assure you that we will be able to negotiate license and distribution agreements with terms that are acceptable to us. Since we do not have an established track record and our product pipeline is relatively small, we may be at a disadvantage in negotiating the terms of license and distribution agreements. Further, we may have little control over the development and implementation of our licensee’s marketing program, and our licensees may have interests that are inconsistent with ours with respect to the allocation of resources and implementation of the marketing program. We cannot assure you that a marketing program for any of our products can or will be implemented effectively or that we will be successful in developing physician and emergency service acceptance of our products.

If we seek to market any products in our pipeline in countries other than the United States, we will need to comply with the regulations of each country in which we seek to market our products.

None of our pharmaceutical products are currently approved for sale by any government authority in any jurisdiction. If we fail to comply with regulatory requirements in any market we decide to enter, or to obtain and maintain required approvals, or if regulatory approvals in the relevant markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be harmed. Marketing approval in one jurisdiction, including the United States, does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one jurisdiction may have a negative effect on the regulatory process in others. Failure to obtain a marketing approval in countries in which we seek to market our products or any delay or setback in obtaining such approval would impair our ability to develop foreign markets for any of our products.

The drug delivery industry is subject to rapid technological change and, our failure to keep up with technological developments may impair our ability to market our products.

Our products use technology which we developed for the transdermal delivery of drugs. The field of drug delivery is subject to rapid technological changes. Our future success will depend upon our ability to keep abreast of the latest developments in the industry and to keep pace with advances in technology and changing customer requirements. If we cannot keep pace with such changes and advances, our proposed products could be rendered obsolete, which would result in our having to cease its operations.

If we obtain FDA approval, we will face significant competition from better known and better capitalized companies.

If we obtain FDA approval for any of our products, we expect to face significant competition from existing companies, which are better known and already have developed relationships with physicians within the healthcare system. Any product we may develop will compete with existing medications performing the same medicinal functions, which may include transdermal patches. We cannot assure you that we will be able to compete successfully. In addition, even if we are able to commercialize our product candidates, we may not be able to price them competitively with current standard of care products or their price may drop considerably due to factors outside our control. If this happens or the price of materials and manufacture increases dramatically, our ability to continue to operate our business would be materially harmed and we may be unable to commercialize any products successfully. In addition, other pharmaceutical companies may be engaged in developing, patenting, manufacturing and marketing products that compete with those that we are developing. These potential competitors may include large and experienced companies that enjoy significant competitive advantages over us, such as greater financial, research and development, manufacturing, personnel and marketing resources, greater brand recognition and more experience and expertise in obtaining marketing approvals from the FDA and foreign regulatory authorities.

Healthcare reforms by governmental authorities, court decisions affecting health care policies and related reductions in pharmaceutical pricing, reimbursement and coverage by third-party payors may adversely affect our business.

We expect the healthcare industry to face increased limitations on reimbursement, rebates and other payments as a result of healthcare reform, which could adversely affect third-party coverage of our proposed products and how much or under what circumstances healthcare providers will prescribe or administer our products, if approved.

In both the U.S. and other countries, sales of our products, if approved for marketing, will depend in part upon the availability of reimbursement from third-party payors, which include governmental authorities, managed care organizations and other private health insurers. Third-party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services.

Increasing expenditures for healthcare have been the subject of considerable public attention in the United States. Both private and government entities are seeking ways to reduce or contain healthcare costs. Numerous proposals that would effect changes in the United States healthcare system have been introduced or proposed in Congress and in some state legislatures, including reducing reimbursement for prescription products and reducing the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products.

Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products, which in turn would affect the price we can receive for those products. Any reduction in reimbursement that results from federal legislation or regulation may also result in a similar reduction in payments from private payors, since private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates.

Significant developments that may adversely affect pricing in the United States include the enactment of federal healthcare reform laws and regulations, including the Affordable Care Act, or ACA, which is popularly known as Obamacare, and the Medicare Prescription Drug Improvement and Modernization Act of 2003.  A recent district court decision which struck down Obamacare, if upheld, could have a material adverse effect upon reimbursement and payment for products such as our proposed products. Changes to the healthcare system enacted as part of any healthcare reform in the United States, as well as the increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries, may result in increased pricing pressure by influencing, for instance, the reimbursement policies of third-party payors. Regulatory changes which have the effect of decreasing the use of opioids has resulted in a decrease in the size of the market for opioid products, including fentanyl, could impact the market for our abuse deterrent fentanyl transdermal system or any other opioid-based transdermal product we may develop.

In 2017, a new administration, which had promised to repeal and replace the ACA, took office in the United States.  Although we cannot predict the form any such replacement of the ACA may take or the full effect on our business of the enactment of additional legislation pursuant to healthcare and other legislative reform, we believe that legislation or regulations that would reduce reimbursement for, or restrict coverage of, our products could adversely affect how much or under what circumstances healthcare providers prescribe or administer our products. This could materially and adversely affect our business by reducing our ability to generate revenues, raise capital, obtain licensees and market our products. In addition, we believe the increasing emphasis on managed care in the United States, has and will continue to put pressure on the price and usage of pharmaceutical products, which may adversely impact product sales.

It will be difficult for us to profitably sell any of our products if reimbursement for these products is limited by government authorities and third-party payor policies.

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for our technology which is incorporated in our products as well as successfully defending these patents against third-party challenges, should any be brought. 4P Therapeutics originally filed an international patent application under the Patent Cooperation Treaty for worldwide prosecution of the abuse deterrent transdermal technology patent used in our lead product, the abuse deterrent fentanyl transdermal system. The patent is being prosecuted in the United States and in other countries. Although the European Patent Office has approved our patent, we have not yet received any response from the United States Patent and Trademark Office. Our ability to stop third parties from making, using, selling, offering to sell or importing products utilizing our proprietary or patented technology is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We cannot assure you that a patent will be granted in the United States or in any country in which the patent is being prosecuted. The patent positions of pharmaceutical and biopharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in biopharmaceutical patents has emerged to date in the United States. The biopharmaceutical patent situation outside the United States varies from country to country and is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in any patents we may be granted. Further, if any patents are granted and are subsequently deemed invalid and unenforceable, it could impact our ability to license our technology and, as noted previously, fend off competitive challenges. Patent litigation is very expensive and we may not have sufficient funds to defend our proprietary technology from infringement, either as a plaintiff in an action seeking to stop infringers from using our technology, or as a defendant in an action against us alleging infringement by us.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	others may be able to make compositions or formulations that are similar to our product s but that are not covered by the claims of our patents;

●	other persons may have filed patents covering inventions, technology or processes that we use, with the result that we may infringe upon the prior patents;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies;

●	our pending patent applications may not result in the grant of patents;

●	any patents which may be issued may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges by third parties;

●	our inability to fund any litigation to defend our proprietary rights, either in defense of an action against us or a plaintiff to seek to prevent infringement.

●	our failure to develop additional proprietary technologies that are patentable.

If we seek to expand our business through acquisition, we may not be successful in identifying acquisition targets or integrating their businesses with our existing business.

We have recently expanded our business by acquisition, and we may make acquisitions in the future. In 2017, we acquired Advanced Health Brands, Inc. for 5,000,000 shares of our common stock, valued at $2,500,000, but the acquisition did not go as planned. We have commenced litigation to have the acquisition agreement rescinded and the shares returned to us and we have taken an impairment charge for $2,500,000, representing the value of the intangible asset acquired. In September 2018, we entered into an agreement to acquire Carmel Biosciences Inc., and in November 2018, we terminated the agreement. We previously entered into another acquisition agreement which was rescinded shortly after the agreement was executed. We cannot assure you that any acquisition we complete will be successful or that any acquisition agreement we may enter into will result in an acquisition. An acquisition can be unsuccessful for a number of reasons, including the following:

●	We may incur significant expenses and devote significant management time to the acquisition and we may be unable to consummate the acquisition on acceptable terms.

●	If we identify a potential acquisition, we may face competition from other companies in the industry or from financial buyers in seeking to make the acquisition.

●	The integration of any acquisition with our existing business may be difficult and, if we are not able to integrate the business successfully, we may not only be unable to operate the business profitably, but management may be unable to devote the necessary time to the development of our existing business;

●	The key employees who operated the acquired business successfully prior to the acquisition may not be happy working for us and may resign, thus leaving the business without the necessary continuity of management.

●	Even if the business is successful, our senior executive officers may need to devote significant time to the acquired business, which may distract them from their other management activities.

●	If the business does not operate as we expect, we may incur an impairment charge based on the value of the assets acquired.

●	The products or proposed products of the acquired company may have regulatory problems with the FDA or any other regulatory agency, including the need for additional and unanticipated testing or the need for a recall or a change in labeling.

●	We may have difficulty maintaining the necessary quality control over the acquired business and its products and services.

●	To the extent that an acquired company operates at a loss prior to our acquisition, we may not be able to develop profitable operations following the acquisition.

●	Problems and claims relating to the acquired business that were not disclosed at the time of the acquisition may result in increased costs and may impair our ability to operate the acquired company.

●	The acquired company may have liabilities or obligations which were not disclosed to us, or the acquired assets, including any intellectual property, may not have the value we anticipated.

●	The assets, including intellectual property, of the acquired company may not have the value that we anticipated.

●	The products may not perform as anticipated.

●	The products may be subject to recall or the FDA may require additional trials for the product.

●	Components or ingredients for the product may become subject to tariffs which may increase manufacturing costs.

●	We may require significant capital both to acquire and to operate the business, and the capital requirements of the business may be greater than we anticipated. Our failure to obtain capital on reasonable terms may impair the value of the acquisition.

●	The acquired company may not operate at the revenue level or with the gross margin shown in the financial statements or projections.

●	The acquired company may have granted rights to its intellectual property which decrease the value of the intellectual property to us.

●	Patents may not be granted for patent applications which the acquired company filed or patents may be successfully challenged.

●	There may be conflicts in management styles that prevent us from integrating the acquired company with us.

●	The former equity owners or officers may compete in violation of their non-competition covenants or the non-competition covenants may be held to be unenforceable.

●	The business of the acquired company may have problems of which management was unaware and which do not become evident until after the acquisition and we may require significant funding to remedy the problem.

●	The indemnification obligations of the seller under the purchase agreement, if any, may be inadequate to compensate us for any loss, damage or expense which we may sustain, including undisclosed claims or liabilities.

●	To the extent that the acquired company is dependent upon its management to maintain relationships with existing customers, we may have difficulty in retaining the business of these customers if there is a change in management.

●	Government agencies may seek damages after we make the acquisition for conduct which occurred prior to the acquisition and we may not have adequate recourse against the seller.

●	The acquired company may have operated in violation of laws which results significant expenditures for us to remedy as well as potential penalties for the violations.

●	We may have difficult collecting the acquired company’s accounts receivable and in selling the acquired company’s inventory.

●	The sellers of the acquired company may be in breach of their representations and warranties and we may not be able to recover damages.

If any of the foregoing or any other events which we do not contemplate happen, we may incur significant expenses, which we may not be able to cover, and the development of our business can be impaired. We cannot assure you that any acquisition we will make will be successful.

We are dependent on third party distributors for the marketing of our consumer products and complying with applicable laws.

We do not currently sell or market our consumer transdermal products directly, and we rely on distributors to sell and market these products. We cannot market our consumer transdermal patch products in the United States without first obtaining FDA approval. We do not plan to seek FDA approval or market these products in the United States at this time. We plan to sell our transdermal consumer products to distributors in those countries in which the products can be sold in compliance with all applicable regulations without our spending significant monies for preclinical and clinical studies to obtain regulatory approval. At present we have one distribution agreement, which is our agreement with Best Choice that covers certain countries in Asia. At present, Best Choice is planning to market three of our product lines in South Korea pending receipt of necessary regulatory approval, and we cannot assure you that we will generate any significant revenue form Best Choice or that Best Choice will be able to sell our products in any country, including South Korea. Best Choice is responsible for compliance with all applicable government regulations relating to our products in the countries in which it sells our products. The failure of Best Choice or any other international distributor to comply with applicable government regulations could impair our ability to derive revenue from those countries and could result in actions against us as the supplier of the products regardless of whether we were involved in the conduct which violated applicable laws.

We have had difficulty in having our consumer transdermal products manufactured for us; and we cannot assure you that we will not have problems with the manufacture of any other products we may develop.

Our consumer transdermal products have been manufactured by a domestic contract manufacturer since 2016. However, our supplier ran into supply problems for certain foil components due to the new tariffs on Chinese imports into the United States, design changes in the pouch, and quality problems with material in the pouch, all of which resulted in manufacturing delays in meeting the first order for Best Choice, which was for product to be used for preliminary marketing activities. Our current arrangement is to have the manufacturer manufacture coated film roll stock and ship sealed rolls to Best Choice in South Korea for slitting, die-cutting and packaging individual patches in foil pouches. We cannot assure you that we will not have difficulty manufacturing any transdermal products in the future. Our failure to establish reliable manufacturing for our products may impair our ability to generate revenue from our products. Further, we will be responsible for the performance of the products we sell, regardless of whether or not we manufacture the products ourselves or manufacture them with a contract manufacturer. In addition, while we intend to require any manufacturer to maintain sufficient product liability insurance to protect us against any liability we may incur as a result of defects in manufacturing, we cannot assure you that any product liability insurance the manufacturer may obtain will be sufficient to protect us against liability.

We are dependent upon our chief executive officer and our chief operating officer.

We are dependent upon Gareth Sheridan, our chief executive officer, and Dr. Alan Smith, our chief operating officer who is president of 4P Therapeutics. Although Mr. Sheridan has an employment agreement which commenced February 1, 2018 and does not have a specified salary, the employment agreement does not guarantee that he will continue with us. We do not have an employment agreement with Dr. Smith. The loss of Mr. Sheridan or Dr. Smith would materially impair our ability to conduct our business.

If we are unable to attract, train and retain technical and financial personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train and retain key management, technical, regulatory and financial personnel. Recruiting and retaining capable personnel with experience in pharmaceutical product development is vital to our success. There is substantial competition for qualified personnel, and, competition is likely to increase. We cannot assure you we will be able to attract or retain the personnel we require. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected.

Risks Concerning our Common Stock

We and our senior executive officers settled an SEC investigation, which may affect the market for and the market price of our common stock.

Following an investigation into the accuracy of statements in our Form 10 registration statement filed June 2, 2016, as amended, and our Form 10-K annual report filed May 8, 2017 that did not accurately reflect the FDA’s jurisdiction over our consumer products and did not disclose that we could not legally market these products in the United States, a Wells notice which we, our chief executive officer and our chief financial officer received on August 10, 2017 and a Wells submission which we and the officers submitted in response to the Wells notice, the SEC, on December 26 , 2018, announced that it has accepted our settlement offer and instituted settled administrative cease-and-desist proceedings against us and our chief executive officer and chief financial officer. The SEC’s administrative order, dated December 26, 2018, finds that we and the officers consented – without admitting or denying any findings by the SEC– to cease-and-desist orders against them for violations by us of Sections 12(g) and 13(a) of the Securities Exchange Act of 1934 and Rules 12b-20 and 13a-1 thereunder, which require issuers to file accurate registration statements and annual reports with the Commission; violations by the officers for causing our violations of the above issuer reporting provisions; and violations by the officers of Rule 13a-14 of the Exchange Act, which requires each principal executive and principal financial officer of issuers to attest that annual reports filed with the SEC do not contain any untrue statements of material fact. In addition to consenting to the cease-and-desist orders, the officers have each agreed to pay a $25,000 civil penalty to resolve the investigation. The administrative order does not impose a civil penalty or any other monetary relief against us. The settlement may affect the market for and the market price of our common stock.

Our lack of internal controls over financial reporting may affect the market for and price of our common stock.

Our disclosure controls and our internal controls over financial reporting are not effective. We do not have the financial resources or personnel to develop or implement systems that would provide us with the necessary information on a timely basis so as to be able to implement financial controls. Our financial condition together with the fact that we recently acquired 4P Therapeutics, which was a privately owned company prior to our acquisition and did not have any internal controls over financial reporting in effect, makes it difficult for us to implement a system of internal controls over financial reporting, and we cannot assure you that we will be able to develop and implement the necessary controls. The absence of internal controls over financial reporting may inhibit investors from purchasing our stock and may make it more difficult for us to raise capital or borrow money.

Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

The trading volume in our stock is low, which may result in volatility in our stock price. As a result, any reported prices may not reflect the price at which you would be able to sell shares if you want to sell any shares you own or buy shares if you wish to buy shares. Further, stocks with a low trading volume may be more subject to manipulation than a stock that has a significant public float and is actively traded. The price of our stock may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following, in addition to the risks described above and general market and economic conditions:

●	concern about the effects of the recent SEC settlement

●	the market’s perception as to our ability to generate positive cash flow or earnings;

●	changes in our or any securities analysts’ estimate of our financial performance;

●	the perception of our ability to raise the necessary financing to complete the product development activities including preclinical and clinical testing required for FDA approval and our ability to generate revenue and cash flow from our products;

●	the anticipated or actual results of our operations;

●	changes in market valuations of other companies in our industry;

●	litigation or changes in regulations and insurance company reimbursement policies affecting prescription drugs;

●	concern that our internal controls are ineffective;

●	any discrepancy between anticipated or projected results and actual results of our operations;

●	actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price; and

●	other factors not within our control.

Because of our executive officers’ stock ownership, they have the power to elect all directors and to approve any action requiring stockholder approval.

Our chief executive officer, chairman, president and chief financial officer own approximately 54.8% of our outstanding common stock and all of our officers and directors as a group own approximately 57.7% of our common stock, and they have the effective power to elect all of our directors and to approve any action requiring stockholder approval.

Raising funds by issuing equity or convertible debt securities could dilute the net tangible book value of the common stock and impose restrictions on our working capital.

We require substantial for our operations. If we were to raise additional capital by issuing equity securities, either alone or in connection with a non-equity financing, the net tangible book value of the then outstanding common stock could decline. If the additional equity securities were issued at a per share price less than the market price, which is customary in the private placement of equity securities, the holders of the outstanding shares would suffer a dilution, which could be significant. Further, if we are able to raise funds from the sale of debt securities, the lenders may impose restrictions on our operations and may impair our working capital as we service any such debt obligations.

We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.

Our articles of incorporation authorize us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect a number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the common stock.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

We are classified as an “emerging growth company” under the JOBS Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, we will not be required to, among other things, (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, (ii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iii) provide certain disclosure regarding executive compensation, or (iv) hold nonbinding advisory votes on executive compensation. We will remain an emerging growth company for up to five years, although we will lose that status sooner if we have more than $1.0 billion of revenues in a fiscal year, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. To the extent that we rely on any of the exemptions available to emerging growth companies, you will receive less information about our executive compensation and internal control over financial reporting than issuers that are not emerging growth companies. If some investors find our common stock to be less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We do not intend to pay any cash dividends in the foreseeable future.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future.

ITEM 2. PROPERTIES

We do not own any real property.

We lease approximately 200 square feet of office space in Orlando, Florida pursuant to a one-year lease which expires in July 2019. The current annual rental is $20,640. We have the right to renew, at a rent to be determined. With the office lease, we have access to board rooms, kitchen facilities and secretarial services.

We lease approximately 7,200 square feet of space in Peachtree Corners, Georgia, where 4P Therapeutics’ operations are located, pursuant to a month-to-month lease. The current monthly rent is $14,929. We are currently negotiating a new lease for these premises.

ITEM 3. LEGAL PROCEEDINGS

On August 10, 2018, we, our chief executive officer and our chief financial officer received a Wells notice from the enforcement division staff of the Miami Regional Office of the SEC in connection with an investigation into the accuracy of certain statements in our Form 10 registration statement filed June 2, 2016, as amended, and our Form 10-K annual report filed May 8, 2017. The staff’s inquiry was focused on our disclosure language in those filings relating to the FDA requirements for our consumer transdermal patch products in that our filings did not accurately reflect the FDA’s jurisdiction over our consumer products and did not disclose that we could not legally market these products in the United States. On September 7, 2018, we and the officers filed a Wells submission in response. After engaging in settlement discussions with the staff about the matters under investigation, the Company and the officers submitted an offer of settlement to resolve the investigation without admitting or denying any violations of the federal securities laws.

On December 26, 2018, the SEC announced that it has accepted the settlement offer and instituted settled administrative cease-and-desist proceedings against us and the named officers. The SEC’s administrative order, dated December 26, 2018, finds that we and the officers consented – without admitting or denying any findings by the SEC– to cease-and-desist orders against them for violations by us of Sections 12(g) and 13(a) of the Exchange Act 1934 and Rules 12b-20 and 13a-1 thereunder, which require issuers to file accurate registration statements and annual reports with the SEC; violations by the officers for causing our violations of the above issuer reporting provisions; and violations by the officers of Rule 13a-14 of the Exchange Act, which requires each principal executive and principal financial officer of issuers to attest that annual reports filed with the SEC do not contain any untrue statements of material fact. In addition to consenting to the cease-and-desist orders, the officers have each agreed to pay a $25,000 civil penalty to resolve the investigation. The administrative order does not impose a civil penalty or any other monetary relief against us.

On July 27, 2018, we commenced an action in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, against Advanced Health Brands, Inc., Raymond Kalmar, Paul Murphy, Michelle Polly-Murphy, Laura Fillman and John Baker, together with a Motion for Temporary Injunction Without Notice and a Motion for Prejudgment Writ of Replevin arising from our decision to seek to rescind for misrepresentation the agreement by which we acquired Advanced Health Brands, Inc. for 5,000,000 shares of common stock valued at $2,500,000 and seek return of the shares. On August 2, 2018, the court entered a Temporary Injunction Without Notice and an Order to Show Cause against the defendants. Defendants Kalmar, Murphy, Polly-Murphy, and Baker have filed a Motion to Dismiss our Verified Complaint, Motion to Dissolve Temporary Injunction Without Notice and Response to Order to Show Cause, and Motion to Compel Arbitration. On January 4, 2019, the court dismissed our complaint with prejudice, but directed the defendants to assign to us, within 30 days, the six patent applications never duly transferred to us. On February 1, 2019, we appealed the court’s order. Pursuant to a settlement agreement, one of the defendants has returned the 200,000 shares which had been issued to her, and the shares have been canceled.

On August 22, 2018, Defendants Kalmar, Murphy, Polly-Murphy and Baker filed a complaint against us in the Franklin County, Ohio Court of Common Pleas seeking a declaratory judgment permitting them to sell the shares of common stock they received pursuant to the acquisition agreement. The parties have agreed to a stay pending the outcome of the Florida litigation.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been traded on the OTCQB market under the symbol NTRB since November 30, 2017. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transaction.

As of April 10, 2019 we had 77 holders of record of our common stock.

The transfer agent for the common stock is First American Stock Transfer, Inc., 6201 15th Ave, Brooklyn, NY 11219, telephone (800) 937-5449.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” and elsewhere in this report.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto, the financial statements of 4P Therapeutics, the pro forma financial information and other financial information included elsewhere in this annual report.

Overview

We are primarily engaged in the development of a portfolio of transdermal pharmaceutical products. Our lead product is our abuse deterrent fentanyl transdermal system which we are developing to provide clinicians and patients with an extended-release transdermal fentanyl product for use in managing chronic pain requiring around the clock opioid therapy combined with properties designed to help combat the opioid crisis by deterring the abuse and misuse of fentanyl patches. In November 2018, we raised $500,000 from the sale of our common stock, and we are using a portion of the proceeds from that sale for our development efforts of our abuse deterrent fentanyl transdermal system. We believe that our abuse deterrent technology can also be utilized in transdermal patches to deter the abuse of other drugs and are exploring follow-on applications. In addition, we are also exploring the development of generic transdermal patches and the application of our transdermal technology for the transdermal delivery of commercially available drugs or biologics that are typically delivered by injection.

Through July 31, 2018, our business was the development of a line of consumer and health products that are delivered through a transdermal patch which we plan to sell internationally. Consumer products are products that are sold over the counter and do not require a prescription. Most of our consumer products require FDA approval for sale in the United States, and we have not sought to obtain, and we do not plan to seek to obtain, FDA approval to market these product in the United States at this time. Presently our efforts with respect to our consumer transdermal products is limited to our distribution agreement with Best Choice, which is planning to market our consumer products in South Korea. Through January 31, 2019, we generated modest revenue from the sale of our consumer products to Best Choice, which is conducting preliminary marketing activities in South Korea pending obtaining the necessary regulatory approvals necessary to market the products to consumers in South Korea. Since Best Choice has not yet obtained the necessary regulatory approval to market our consumer products in South Korea, we do not anticipate generating any significant revenue from Best Choice during the year ending January 31, 2020. We cannot assure you that Best Choice will obtain necessary regulatory approval in South Korea or in any other country in which it has distribution rights or that, if it does obtain the necessary approval, that we will generate any significant revenue from Best Choice.

With our acquisition of 4P Therapeutics on August 1, 2018, our focus changed, and we are seeking to develop and seek FDA approval on a number of transdermal pharmaceutical products under development by 4P Therapeutics. As a result of the acquisition of 4P Therapeutics, we have pipeline of potential products.

4P Therapeutics has not generated any revenue from any of its products under development. Rather, prior to our acquisition, 4P Therapeutics generated revenue to provide cash for its operations through contract research and development and related services for a small number of clients in the life sciences field on an as-needed basis. We are, for the near term, continuing this activity, although we do not anticipate that it will generate significant revenues or gross margin. Currently, there are no long-term contractual obligations for us and either party can terminate at any time.

With the change in our focus, our capital requirement have increased substantially. The process of developing pharmaceutical products and submitting them for FDA approval is both time consuming and expensive, with no assurance of obtaining approval from the FDA to market our product in the United States. We have budgeted $5.0 million for research and development of our abuse deterrent fentanyl transdermal system, including clinical manufacturing and clinical trials that need to be completed in order to obtain FDA approval. However, the total cost could be substantially in excess of that amount. We do not presently have the funds to enable us to develop our lead product, and we are seeking funding from this offering for this purpose. In the event that we are not able to complete this offering, we may be unable to raise the funds necessary to develop our lead product.

In the event that we are not able to complete the sale of our stock pursuant to this annual report, we cannot assure you that we will be able to raise the funds to finance our operations, either through a private placement or a joint venture agreement or strategic relationship, and, if we cannot raise funds as required, we may not be able to fund the development of our product pipeline. Any money we raise in a private placement will most likely be at a discount to the then current market price and the discount could be significant, which would result in significant dilution to our stockholders.

On May 22, 2017, we acquired the rights, title and interests in a transdermal patch and formulation as a result of our acquisition of Advanced Health Brands, Inc. in exchange for 5,000,000 shares of common stock valued at $2,500,000 based on the market price of our common stock on that date. Advanced Health Brands was an early-stage transdermal development company with an intellectual property portfolio of prescription medications to be delivered through transdermal technology. We engaged an independent third party to prepare a valuation in connection with our determination of the fair value of the assets acquired at the date of acquisition. Subsequent to receiving the valuation, in January 2018, we performed further reviews on the patents acquired, and we determined the patents were provisional patents and the value determined by the third party was based on the assumption that the patents had been issued. The cost to complete the filings with the Patent and Trademark Office would be prohibitive, and we did not have the available funds to complete the process. Management determined the value of the patents should be written down to zero and recorded and impairment loss of $2,500,000 for the year ended January 31, 2018. On July 27, 2018, we commenced an action against Advanced Health Brands and its former stockholders seeking rescission of the acquisition and the return of the 5,000,000 shares that we issued. The defendants have filed a motion to dismiss and a motion to compel arbitration. On January 4, 2019, the court dismissed our complaint with prejudice, and directed the defendants to assign to us the six patent applications never duly transferred to us. On February 1, 2019, we appealed the court's order. Three of the former stockholders have filed an action against us seeking a declaratory judgment permitting them to sell their shares. The litigation is described in “Item 3. Legal Proceedings.” Litigation is very expensive and will result in increased general and administrative expenses until there is a final determination of the litigation regardless of whether we prevail. We cannot assure you that we will be successful in the litigation.

Results of Operations

Years Ended January 31, 2019 and 2018

We did not generate any revenues prior to the quarter ended October 31, 2018. For the year ended January 31, 2019, we generated revenue of $245,285 and our costs of revenues were $288,301, resulting in a negative gross margin of $43,016, or (17.5%). Our revenue was derived from two sources – a research and development contracts for third parties who were clients of 4P Therapeutics prior to our acquisition, which accounted for $196,285, and sales of our consumer transdermal product to Best Choice, which accounted for $49,000. Our cost of revenue for our contract research and development services represents basically our labor cost plus a modest amount of material costs which we passed on to the client. In connection with our consumer transdermal products, our supplier ran into supply problems for certain foil components used in the transdermal patches due to the new tariffs on Chinese imports into the United States which resulted in manufacturing delays in meeting the first order from Best Choice, and it was necessary for Best Choice to perform, at our cost, some of the manufacturing functions in South Korea. We are working to resolve these manufacturing problems.

For the year ended January 31, 2019, our operating expenses were $3,288,224, of which $1,763,950 represented stock-based compensation, consisting of $1,374,500 of executive compensation, including compensation for services to a company affiliated with an officer, $74,000 of compensation to our scientific advisory board member who is not an officer, $222,000 of fees paid to our independent directors, and $93,450 paid for consulting and related services, of which $44,800 was paid to an affiliate of an officer for services rendered prior to the date he became an officer. Other selling, general and administrative expenses were $1,524,274, primarily professional fees, marketing expenses, and compensation. For the year ended January 31, 2018 operating expenses were $171,946, principally legal, accounting and payroll expenses. For the year ended January 31, 2018, we incurred an intangible impairment charge of $2,500,000, reflecting a charge with respect to the value of provisional patents acquired in 2017. The patents had been the assets of Advanced Health Brands which we acquired for stock valued at $2,500,000.

As a result of the foregoing, we sustained a net loss of $3,331,240, or $(0.16) per share (basic and diluted) for the year ended January 31, 2019, as compared with a loss of $2,671,946, $(0.14) per share (basic and diluted) for the year ended January 31, 2018.

As a result of foreign currency translation adjustments of $394 for the year ended January 31, 2019 and $(2,155) for the year ended January 31, 2018, our total comprehensive loss was $3,330,846 for the year ended January 31, 2019 and $2,674,101 for the year ended January 31, 2018.

Liquidity and Capital Resources

As of January 31, 2019, we had cash and cash equivalents of $474,653. At that date, we had working capital of $487,460, compared with working capital of $121,508 at January 31, 2018. In May 2018, we raised $1.0 million from an equity financing and $500,000 from the exercise of warrants issued in the equity financing, and in November 2018 we raised $500,000 from the sale of common stock. However, for the year ended January 31, 2019, we had a negative cash flow from operations of $1,105,466 and we paid $400,000 in connection with the acquisition of 4P Therapeutics. We currently have no arrangements or understandings with any person to provide additional funds through bank loans, lines of credit or any other sources.

For the year ended January 31, 2019, we used cash of $1,105,466 in our operations. The principal adjustments to our net loss of $3,331,240 were stock-based compensation of $1,763,950, an increase in accounts payable and accrued expenses of $273,352, a decrease in prepaid expenses of $57,778 and depreciation and amortization of $36,616 and an increase in expenses paid on our behalf by an officer of $24,300.

For the year ended January 31, 2018, we used cash of $92,858 in our operations. The principal adjustments to our net loss of $2,671,946 were the $2,500,000 impairment charge on the intangible assets and a $64,323 decrease in prepaid expenses. Our cash flow from financing activities of $65,762 reflected primarily $50,000 from the sale of common stock and $15,000 from the proceeds of short-term debt. There was no cash flow from investing activities.

For the year ended January 31, 2019, our cash from investing activities consisted of a $400,000 payment in connection with the acquisition of 4P Therapeutics and $4,163 for the purchase of equipment. We had no investing activities in the year ended January 31, 2018.

For the year ended January 31, 2019, our cash flow from financing activities of $1,983,888 consisted primarily of $1,500,000 from the sale of common stock and $500,000 from the exercise of warrants. For the year ended January 31, 2018, our cash flow from financing operations was $65,762, consisting primarily of $50,000 proceeds from the sale of common stock and $15,000 proceeds from the issuance of notes to a non-affiliated person.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Going Concern

Our consolidated financial statements for the year ended January 31, 2019 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities in the normal course of business. We did not generate any revenue prior to the quarter ended October 31, 2018. For the year ended January 31, 2019, we generated revenue of $245,285 on which we recorded a negative gross profit of $43,016 and a loss from operations of $3,331,240. We will require substantial funding to execute our strategic business plan. Successful business operations and our transition to attaining profitability are dependent upon obtaining significant additional financing and achieving a level of revenue to support its cost structure, developing our products and obtaining FDA approval to market any products we develop and implementing a marketing program for such products. These factors raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of issuance of the financial statements.

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

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to a customer. The Company adopted the guidance under the new revenue standards using the modified retrospective method effective February 1, 2018 and determined no cumulative effect adjusted to retained earnings was necessary upon adoption. Topic 606 requires the Company to recognize revenues when control of the promised goods or services and receipt of payment is probable. The Company recognizes revenue based on the five criteria for revenue recognition established under Topic 606: 1) identify the contract, 2) identify separate performance obligations, 3) determine the transaction price, 4) allocate the transaction price among the performance obligations, and 5) recognize revenue as the performance obligations are satisfied.

Revenue Service Types

The following is a description of the Company’s revenue service types, which include professional services and sales of goods:

●	Professional services include the contract of research and development related services with our clients in the life sciences field on an as-needed basis. Deliverables primarily consist of detailed findings and conclusion reports provided to the client for each given research project engaged.

●	Sales revenues are generated from the sale of our products. Upon the receipt of a purchase order, we have the order filled and shipped.

Contracts with Customers

A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and, (iii) we determine that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For the Company’s different revenue service types, the performance obligation is satisfied at different times. Our performance obligations include providing products and professional services in the area of research. We recognize product revenue performance obligations in most cases when the product has shipped to the customer. When we perform professional service work, we recognize revenue when we have the right to invoice the customer for the work completed, which typically occurs on a monthly basis for work performed during that month.

All revenue recognized in the statement of operations is considered to be revenue from contracts with customers.

Intangible Assets

Intangible assets include intellectual property and customer base acquired through business combinations. The Company accounts for Other Intangible Assets under the guidance of ASC 350, “Intangibles-Goodwill and Other.” The Company capitalizes certain costs related to patent technology, as a substantial portion of the purchase price related to the Company’s acquisition has been assigned to the intellectual property and other intangibles of the acquired entity. Under the guidance, other intangible assets with definite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are tested annually for impairment. Patents and intellectual property are being amortized over their useful lives of ten years.

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value. The Company does not amortize goodwill in accordance with ASC 350.

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

In May 2017, we acquired the rights, title and interests in transdermal patch and formulation in connection with our acquisition of Advanced Health Brands in exchange for 5,000,000 of the common stock valued at $2,500,000, based on the market price of the common stock at that date. Advanced Health Brands was an early-stage transdermal development company with an intellectual property portfolio of prescription medications to be delivered through transdermal technology. We engaged an outside third-party to prepare a valuation in connection with the Company’s determination of the fair value of the assets acquired at the date of acquisition.

Subsequent to receiving the valuation, in January 2018, we performed further reviews on the patents acquired, and we determined the patents were provisional patents and the value determined by the third party was based on the assumption that the patents had been issued. The cost to complete the filings with the FDA would be prohibitive, and we did not have the available funds to complete the process. We determined the value of the patents should be written down to zero and recorded and impairment loss of $2,500,000 for the year ended January 31, 2018.

Stock-Based Compensation

ASC 718, “Compensation - Stock Compensation,” prescribes accounting and reporting standards for all stock-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments such as employee stock ownership plans and stock appreciation rights. Stock-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

For the years ended January 31, 2019 and 2018, we account for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity - Based Payments to Non-Employees.” Measurement of stock-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. Effective February 1, 2019, pursuant to ASU 2018-07, ASC 718 will apply to stock-based compensation for both employees and non-employees.

During the year ended January 31, 2019, we incurred $1,763,950 of expenses from the issuance of 322,000 shares of common stock for services. During the year ended January 31, 2018, we incurred $222,500 of expenses, of which $61,997 was expensed during the year ended January 31, 2018 and $160,503 was included in prepaid expenses, from the issuance 115,000 shares of common stock for services. The common stock issued as compensation was valued at the market price on the respective dates of grant.

Foreign Currency Translation

The functional currency of our Irish subsidiary is the Euro. The assets and liabilities of the subsidiary are translated into US dollars using the prevailing exchange rate as of the balance sheet date and income and expenses are translated into US dollars using the average exchange rate during the reporting period. Translation adjustments are recorded in other comprehensive (loss).

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

New Financial Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the consolidated financial statements included herewith.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements start on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of January 31, 2019, the end of the period covered by this annual report. The disclosure controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who are two of our three full-time employees. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function, our very limited staff, and our recent acquisition of 4P Therapeutics, which is principally responsible for our business and was privately owned when we acquired it, were not effective as of January 31, 2019, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of January 31, 2019, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of January 31, 2019.

Management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel, excessive reliance on third party consultants for accounting, financial reporting and related activities, and the lack of any separation of duties. Because of our financial condition it is unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

Until we generate significantly greater revenues and employ accounting personnel, it is doubtful that we will be able implement any system which provides us with any degree of internal controls over financial reporting. Due to the nature of this material weakness in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could not be prevented or detected.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting.

During the period ended January 31, 2019, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Set forth below is certain information with respect to our directors and executive officers:

Name	Age	Position
Gareth Sheridan	29	Chief executive officer and director
Vitalie Botgros	45	Chairman of the board and director
Sean Gallagher	56	President and director
Serguei Melnik	46	Chief financial officer and director
Gerald Goodman	70	Chief accounting officer
Alan Smith, Ph.D.	53	Chief operating officer and president of 4P Therapeutics
Patrick Ryan	32	Chief technical officer
Jeff Patrick, Pharm.D.	49	Chief scientific officer
Larry Dillaha, MD	55	Chief medical officer
Thomas Cooney	55	Director
Steven P. Damon	63	Director
Michael Davidov[1]	44	Director
Michael Doron[2]	57	Director
Mark Hamilton[1,2]	33	Director
Stefan Mancas	42	Director
Jay Moore[1]	45	Director

[1]	Member of the Audit Committee
[2]	Member of the Compensation Committee

Gareth Sheridan, our founder, has been chief executive officer and a director since our organization in 2016. In 2012, Mr. Sheridan founded Nutriband Ltd., an Irish company which we acquired in 2016. Mr. Sheridan was named Ireland’s ‘Young Entrepreneur of the Year’ in 2014 in the National Bank of Ireland Startup Awards for establishing Nutriband Ltd. Mr. Sheridan has further business awards from S. Dublin’s Best Young Entrepreneur and Nutriband Ltd as S. Dublin’s Best Startup Company. Mr. Sheridan has also worked as a Business Mentor with 100 Minds, a social enterprise founded in 2013, that brings together some of Ireland’s top college students and connects them with one cause to achieve large charitable goals in a short space of time. Mr. Sheridan is also a past Nissan Generation Next Ambassador, receiving the acknowledgement in 2015 by Nissan Ireland as one of Ireland’s future generational leaders. Mr. Sheridan received a B.Sc. in Business and Management from Dublin Institute of Technology in 2012 where he concentrated on international economics, venture creation and entrepreneurship.

Vitalie Botogros has served as chairman or the board and a director since January 14, 2016. Since 2007 Mr. Botogros has been the chief executive officer and a stockholder of MJet GmbH, Schwechat, Austria, which specializes in executive business jets management and operations, as well as aviation consulting. Prior to founding MJet, Mr. Vitalie held specialized positions involving financial management for airline executives, marketing and sales. Mr. Botgros attended the State University of the Republic of Moldova from 1990 to 1995, graduating with a degree in law in 1995. Mr. Botgros brings extensive knowledge of international business and business operations and networks. Mr. Botogros works for us on a part-time basis.

Sean Gallagher has been president since February 2018 and a director since July 2018. Mr. Gallagher’s business ventures include serving as chief executive officer of a commercial real estate company, Clyde Real Estate, which he founded in 2014, Ireland’s largest home technology company, Smarthomes, which he founded in 2000, and a director of Team Horizon, a pharmaceutical engineering company, since 2015. Mr. Gallagher also stood, as an Independent candidate, and was runner up, in the 2011 Irish Presidential Election. From 1994 to 2000, he was vice chief executive officer of one of Ireland’s Government Enterprise Agencies and has spent more than 20 years training and mentoring hundreds of start-ups and emerging entrepreneurs. Mr. Gallagher qualified with an MBA from the University of Ulster. Mr. Gallagher devotes most of his time to our business. Mr. Gallagher works for us on a part-time basis.

Serguei Melnik has been our chief financial officer and a director since January 2016. Mr. Melnik has been involved in general business consulting for companies in the U.S. financial markets and setting up the legal and financial framework for operations of foreign companies in the U.S. During the last five years, Mr. Melnik, through his consulting company Wolf Blitz Inc. consulted on multiple international trade deals with the clients from Ecuador, Ukraine, Moldova, and Romania. Mr. Melnik received his law degree from Moldova State University.

Gerald Goodman has been our chief accounting officer since July 31, 2018. Mr. Goodman is a certified public accountant and, since 2014, has practiced with his own firm, Gerald Goodman CPA P.C. From January 1, 2010 until December 31, 2014, Mr. Goodman practiced with Madsen & Associates, CPA’s Inc., Murray, Utah, and was a non-equity partner and managed the firm’s SEC practice. Mr. Goodman is a director of Lifestyle Medical Network, Inc., which provides management services to healthcare providers. From 1971 to 2010, Mr. Goodman was a partner in the accounting firm of Wiener, Goodman & Company P.C. Mr. Goodman is a 1970 graduate of Pennsylvania State University where he received a B.S. Degree in Accounting. Mr. Goodman works for on a part-time basis.

Alan Smith, Ph.D. has been our chief operating officer and president of 4P Therapeutics since December 2018. He served as our vice president, clinical, regulatory, quality, and operations from April 2018, when we signed the agreement to acquire 4P Therapeutics. Dr. Smith co-founded 4P Therapeutics in 2011. From 2000 until 2011, Dr. Smith was with Altea Therapeutics, most recently serving as vice president, product development and head of clinical research and development, regulatory affairs, and project management. At Altea, he led major research and development programs with pharmaceutical companies such as Eli Lilly, Amylin, Hospira, Elan, and Novartis. Dr. Smith has more than 20 years of experience in the research and development of transdermal drug and biologic delivery systems, as well as diagnostics and medical devices for treatment and management of diabetes, chronic pain and cardiovascular disease. Prior to joining Altea Therapeutics, he led the development of transdermal glucose monitoring systems at SpectRx, Inc., a publicly traded noninvasive diagnostics company. Dr. Smith received Ph.D. and M.S. degrees in biomedical engineering from Rutgers University and the University of Medicine and Dentistry of New Jersey. He currently serves on the Editorial Advisory Board of the journal Expert Opinion on Drug Delivery.

Patrick Ryan has been chief technical officer since February 2018. Mr. Ryan also is also director of digital consultancy agency for and a director of Trigger Movement Ltd., a position he has held since September 2017. From 216 to September 2017, he was general manager of CRS Events. From 2013 to 2016, Mr. Ryan worked as an online security analyst with Paddy Power Betfair Plc. Mr Ryan serves as technical advisor for sports media brand, Pundit Arena, where he has advised on technical development since 2012 and as a digital consultant for Irish Aid Charity, Bóthar, where he works on the development of the charity’s plans. Mr. Ryan has been involved in general technical consulting for startups and companies in Ireland for more than ten years. Mr. Ryan graduated with a Bachelors in Engineering from University College Dublin is working towards his masters in data analytics from National College of Ireland. Mr. Ryan works for us on a part-time basis.

Jeff Patrick, PharnD has been our chief scientific officer since May 2018. He is also head of our scientific advisory board. Dr. Patrick has served as director of the Drug Development Institute at the Ohio State University Comprehensive Cancer Center since February 2017. Dr. Patrick served as chief scientific officer for New Haven Pharmaceuticals, Inc., a specialty pharmaceutical company, from October 2014 to February 2017 Dr. Patrick was global vice president of professional affairs at Mallinckrodt Pharmaceuticals, Inc. from April 2010 to August 2014. Dr. Patrick is a residency-trained clinical pharmacist with approximately 20 years of pharmaceutical industry experience. Dr. Patrick earned his B.S. and Pharm.D. degrees from the University of Tennessee. Dr. Patrick also completed the Wharton School of Business Pharmaceutical Executive Program. Dr. Patrick devotes only a portion of his time to our business. Dr. Patrick works for us on a part-time basis.

Larry Dillaha, M.D. has been our chief medical officer since August 2018. Dr. Dillaha also serves as a member of our scientific advisory board. Dr. Dillaha was chief executive officer of Repros Therapeutics, a development stage biopharmaceutical company focused on the development of oral small molecule drugs, from February 2017 to February 2018 and the chief executive officer of CavtheRx, an inception stage biotechnology company, from June 2016 to February 2017, and chief operating officer and chief medical officer of New Haven Pharmaceuticals, a specialty pharmaceutical company from April 2014 to January 2017. He also served as chief medical officer of Insys Therapeutics from March 2010 to March 2014. Dr. Dillaha received an M.D. degree from the University of Tennessee, Memphis. Dr. Dillaha works for us on a part-time basis.

Thomas Cooney has been a director since July 2018. Mr. Cooney is Professor of Entrepreneurship at the Dublin Institute of Technology, Academic Director of the DIT Institute for Minority Entrepreneurship, Adjunct Professor at the University of Turku (Finland) and Editor of the journal Small Enterprise Research. He is a former president of the International Council for Small Business (2012-13) and of the European Council for Small Business (2009-11), and was chair of the ICSB 2014 World Entrepreneurship Conference. He is a policy advisor to governments, European commission, OECD and other international organizations. He was a founding director of Startup Ireland and is a director of several businesses, and he works in various capacities with a range of commercial and not-for-profit enterprises. He has researched and published widely on the topic of entrepreneurship. Dr. Cooney received a B.Comm. from University College Cork, Ireland and an M.B.A from University of Bradford, England and his Ph.D. in 2001 from Trinity College, Ireland.

Steven P. Damon has been a director since April 2018, when we signed the agreement to acquire 4P Therapeutics. Mr. Damon is a co-founder of 4P Therapeutics, which was formed in 2011, and he has more than 20 years of experience with various business roles in the medical and pharmaceutical industries. Before founding 4P Therapeutics, Mr. Damon led the business development team at Altea Therapeutics as the company’s senior vice president of business development. Mr. Damon is a director of Georgia BIO, a non-profit trade association that promotes Georgia’s life science industry. Mr. Damon received is Bachelors in Business Administration and Associate in accounting from Colorado Mesa University.

Michael Davidov, a director since July 2018, has been a corporate finance specialist and a value investor for more than 20 years, focusing on public and private investments and the United States capital markets. Mr. Davidov co-founded and is the managing partner at Middle Kingdom Value Fund and Global Value Partners, which specialize in investing in China-exposed and global publicly traded companies. Mr. Davidov received his BS in mathematics from Southern Illinois University and an MBA in Finance from J. Mack Robinson School of Business at Georgia State University.

Michael Doron, a director since July 2018, is the co-founding partner at Cidron Ventures AB. Cidron Ventures, a venture capital funds specializing in Series A and B financings of disruptive technology companies across the Nordic region. The fund’s core focus is on capital efficient and B2B software propositions. Previously, Mr. Doron served on non-profit boards for more than 11 years while being active in several community service organizations. Mr. Doron attended The University of Maryland and American University.

Mark Hamilton, a director since July 2018, has been at BDO Ireland, a major accounting firm, for more than nine years, held positions in Corporate Finance, Corporate Advisory, Restructuring and Recovery, Client management and in his current role in Business Development. Mr. Hamilton is a Chartered Accountant and a member of the Association of Chartered Accountants (ACA) qualifying in 2012. He is a chartered accountant and has been a member of the Association of Chartered Accountants since 2012. Mr. Hamilton’s accounting background and experience in corporate finance, corporate advisory and insolvency assists us in his role as an independent board member. Mr. Hamilton received a B.Sc. in Business and Management from Dublin Institute of Technology in 2008 and subsequently received 1st class honours in his postgraduate degree specializing in Accountancy in 2009.

Stefan Mancas, a director since July 2018, received a Ph.D. in Applied Mathematics from the University of Central Florida in May 2007 under the supervision of Dr. Roy S. Choudhury, with the dissertation topic “Dissipative Solitons in the cubic-quintic Complex Ginzburg Landau equation: Bifurcations and Spatiotemporal Structure” for which he received the Outstanding Dissertation Award in 2008. Dr. Mancas is a professor and associate chair in the department of mathematics at Embry-Riddle Aeronautical University. He is the co-founder of the nonlinear Waves Lab which contains a 10 m. long water tank used for research in water waves, solitons in shallow water, vortex solitons, soliton ships, surface waves and wind-wave interaction, microcavitation, design and optimization, submarine currents, autonomous underwater vehicles, tractor beams, etc. He is also the organizer of national and international conferences in applied mathematics, and has published more than 40 articles in refereed journals.

Jay Moore, a director since July 2018, is a marketing executive with more than 20 years of accomplishments in Internet technologies, web services, professional sports, and entertainment. He is currently the vice president of marketing for StackPath, a global platform of secure edge services, a position he has held since February 2017. From October 2007 to February 2017, Mr. Moore was vice president of marketing for Highwinds Network Group, Inc., a content delivery network. Mr. Moore holds a Bachelor’s Degree in Communication Studies from the University of California, Santa Barbara and a Master’s Degree in Sports Administration from Florida State University.

Committees of the Board of Directors

The board of directors has created two committees - the audit committee and the compensation committee. The board intends to create a nominating and corporate governance committee.  Each of the committees will have a charter which meets the NASDAQ requirements and will be composed of three independent directors.

Audit Committee

The audit committee is comprised of Mr. Davidov, as chairman, Mr. Moore and Mr. Hamilton. Mr. Hamilton is an “audit committee financial expert.” The audit committee will oversee, review, act on and report on various auditing and accounting matters to the board, including: the selection of our independent accountants, the scope of our annual audits, fees to be paid to the independent accountants, the performance of our independent accountants and our accounting practices, all as set forth in our audit committee charter.

Compensation Committee

The compensation committee is comprised of Michael Doron and Mark Hamilton. The compensation committee will oversee the compensation of our chief executive officer and our other executive officers and review our overall compensation policies for employees generally as set forth in the audit committee charter. If so authorized by the board, the compensation committee may also serve as the granting and administrative committee under any option or other equity-based compensation plans which we may adopt. The compensation committee will not delegate its authority to fix compensation; however, as to officers who report to the chief executive officer, the compensation committee will consult with the chief executive officer, who may make recommendations to the compensation committee. Any recommendations by the chief executive officer are accompanied by an analysis of the basis for the recommendations. The committee will also discuss with the chief executive officer and other responsible officers the compensation policies for employees who are not officers. The compensation committee has the responsibilities and authority relating to the retention, compensation, oversight and funding of compensation consultants, legal counsel and other compensation advisers. The compensation committee members will consider the independence of such advisors before selecting or receiving advice from such advisors.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee will identify, evaluate and recommend qualified nominees to serve on our board; develop and oversee our internal corporate governance processes; and maintain a management succession plan.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve on the board of directors or compensation committee of a company that has an executive officer who serves on our board or compensation committee. No member of our board is an executive officer of a company in which one of our executive officers serves as a member of the board of directors or compensation committee of that company.

Code of Business Conduct and Ethics

The Company has not yet adopted a Code of Business Conduct and Ethics.

SEC Settlement

On December 26, 2018, the SEC announced that it has accepted our settlement offer and instituted settled administrative cease-and-desist proceedings against us and Gareth Sheridan, our chief executive officer, Serguei Melnik, our chief financial officer. The SEC’s administrative order, dated December 26, 2018, finds that we and the officers consented – without admitting or denying any findings by the SEC– to cease-and-desist orders against them for violations by us of Sections 12(g) and 13(a) of the Securities Exchange Act of 1934 and Rules 12b-20 and 13a-1 thereunder, which require issuers to file accurate registration statements and annual reports with the Commission; violations by the officers for causing our violations of the above issuer reporting provisions; and violations by the officers of Rule 13a-14 of the Exchange Act, which requires each principal executive and principal financial officer of issuers to attest that annual reports filed with the SEC do not contain any untrue statements of material fact. The SEC action followed an investigation resulting from our failure to accurately disclose the FDA’s jurisdiction over our consumer products and that we could not legally market these products in the United States. In addition to consenting to the cease-and-desist orders, the officers have each agreed to pay a $25,000 civil penalty to resolve the investigation. The administrative order does not impose a civil penalty or any other monetary relief against us.

Scientific Advisory Board

We have formed a scientific advisory board to advise us on product development and potential products which we may be able to develop an application that uses our technology and into which markets we should seek to enter if we receive FDA approval in the United States. To date, the scientific advisory board has not been active. We anticipate that once we receive the proceeds from this offering and have commenced full clinical development programthe scientific advisory board will work with us on product development as well as with respect to which markets we will seek to enter if we receive FDA approval. Our scientific advisory board presently has three members – Dr. Jeff Patrick, who is our chief scientific officer, Dr. Larry Dillaha, who is our chief medical officer, and Dr. Srinvas Nalamachu. Pursuant to an agreement dated July 31, 2018, we engaged Dr. Nalamachu to serve as a member of our scientific advisory board for a two-year period commencing July 31, 2018. He provides his services to us on part-time basis. For the first year, Dr. Nalamachu received 10,000 shares, valued at $74,000, as compensation for his advisory board service. Thereafter, compensation is in line with that of other advisory board members.

Dr. Nalamachu is the founder and chief medical officer of the Mid America PolyClinic in Overland Park, Kansas, where he has established a comprehensive pain center. Dr Nalamachu received his medical degree and completed his internship at Kakatiya Medical College in Warangal, India. He pursued his advanced training and completed his rotatory internship at Einstein Medical Center in Philadelphia, Pennsylvania, followed by his physical medicine and rehabilitation residency at Temple University Hospital and Moss Rehabilitation Hospital in Philadelphia. Besides his clinical practice, Dr Nalamachu heads a clinical research center focusing primarily in analgesic therapeutic space. He has been a principal investigator for almost 100 clinical trials and has worked as a consultant for a number of pharmaceutical companies in the United States, Europe and Asia. He has co-authored more than 75 articles in clinical journals and close to 100 abstract/poster presentations at national and international conferences. He is also on the faculty at medical schools in both the United States and India. Besides being the co-chair for the largest pain conference in US (PAIN WEEK), Dr Nalamachu also serves on the editorial boards for the World Journal of Anesthesiology, PAINWeek Journal, Practical Pain Management, and Journal of Pain Research. His areas of clinical and research interest include Cancer pain, neuropathic pain, abuse deterrent opioids, new delivery technologies and molecules with unique mechanism of action.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively.  Mr. Sheridan and Mr. Melnik filed late Form5s for the year ended January 31, 2018. Mr. Goodman, Dr. Smith, Mr. Ryan, Dr. Patrick, Dr. Dillaha, Mr. Cooney, Mr. Damon, Mr. Doron, Mr. Hamilton, Mr. Mancas and Mr. Moore have not filed their Form 3 or Form 4.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended January 31, 2019 and 2018, earned by or paid to our chief executive officers and the two other officers receiving the greatest compensation.

Name and		Salary	Bonus Awards	Stock Awards	Option/ Awards (1)	Incentive Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
Principal Position	Year	$	$	$	$	$	$	$	$
Gareth Sheridan, CEO	2019	$88,000	-	-	-	-	-	-	88,000
	2018	-	-	-	-	-	-	-	-
Sean Gallagher, President[1]	2019	-	-	$402,500	-	-	-	-	402,500
Larry Dillaha, Chief Medical Officer[1]	2019	-	-	370,000	-	-	-	-	370,000

[1]	Mr. Gallagher and Dr. Dillaha both joined us is the year ended January 31, 2019.

During the year ended January 31, 2019, we issued 272,000 shares of our common stock to executive officers as compensation. The following table sets forth the number of shares and the value of the shares, based on the market price at the date of issuance, of common stock issued to our executive officers:

Name	Title	Shares	Value
Sean Gallagher	President	100,000	$402,500
Larry Dillaha, MD	Chief medical officer	50,000	370,000
Gerald Goodman	Chief accounting officer	50,000	370,000
Jeff Patrick, Pharm.D.[1]	Chief scientific officer	50,000	162,500
Patrick Ryan[2]	Chief technical officer	22,000	114,300
		272,000	$1,419,300

[1]	The shares issuable to Jeff Patrick were issued to Strategic Pharmaceutical Consulting LLC. Dr. Patrick has the sole right to vote and dispose of the shares owned by Strategic Pharmaceutical Consulting LLC. On March 10, 2019, we entered into an employment agreement dated February 19, 2019 with Mr. Patrick and granted him an option to purchase 100,000 shares of common stock at an exercise price equal to 75% of the market price of the common stock on the date he exercises the option.
[2]	Includes 7,000 shares, valued at $44,800, issued to Trigger Movement. Mr. Ryan has the voting and disposition power with respect to the shares owned by Trigger Movement.

Employment Agreements

We have employment agreement with Gareth Sheridan and Sergei Melnik dated February 1, 2018 pursuant to which we agree to employ Mr. Sheridan as chief executive officer and Mr. Melnik as chief financial officer. The agreements also provide that the executive will continue as a director. The agreements provide that employment is ongoing, with no specific termination date. The agreement does not provide for any specific salary. Mr. Sheridan is currently receiving compensation at the annual rate of $42,000, and Mr. Melnik is not currently receiving any compensation.

Director Compensation

During the year ended January 31, 2019, we issued 5,000 shares of common stock, valued at $37,000, based on the market price on the date of issuance, as compensation to each of our independent directors – Thomas Cooney, Michael Davidov, Michael Doron, Mark Hamilton, Stefan Mancas and Jay Moore.

Pension Benefits

We currently have no plans that provide for payments or other benefits at, following, or in connection with retirement of our officers.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards at January 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of April 19, 2019, by:

●	Each director;

●	Each current officer named in the summary compensation table;

●	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and

●	All directors and officers as a group.

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of warrants granted by us) within 60 days of April 19, 2019.

	Amount and Nature of
Name and Address[1] of Beneficial Owner	Beneficial Ownership	Percentage
Gareth Sheridan	6,000,000	27.5%
Vitalie Botgros	3,000,000	13.7%
Serguei Melnik[2]	2,850,000	13.1%
Steven Damon	167,000	*
Sean Gallagher	100,000	*
Dr. Larry Dillaha	50,000	*
Stefan Mancas	6,500	*
Thomas Cooney	5,000	*
Michael Davidov	5,000	*
Michael Doron	5,000	*
Mark Hamilton	5,000	*
Jay Moore[3]	68,899	*
All officers and directors as a group (16 individuals)[2,3,4]	12,567,389	57.7%

*	Less than 1%
[1]	The address is 121 South Orange Ave., Suite 1500, Orlando, FL 32801
[2]	Includes 100,000 shares owned by Mr. Melnik’s wife, as to which Mr. Melnik disclaims beneficial interest, and 100,000 shares owned by each of his two minor children.
[3]	Includes 63,899 shares owned by Mr. Moore’s wife, as to which Mr. Moore disclaims beneficial interest.
[4]	Includes 50,000 shares owned by Strategic Pharmaceutical Consulting, with respect to which Dr. Jeff Patrick, chief scientific officer, has the power to vote and dispose of the shares, 100,000 shares issuable upon exercise of an option held by Dr. Patrick, and 7,000 shares owned by Trigger Movement, as to which Patrick Ryan, chief technical officer, has the power to vote and dispose of the shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Ann Sheridan, mother of the Gareth Sheridan, our chief executive officer and a director, advanced us money on a non-interest bearing basis. The largest amount outstanding was $10,238, which was paid in May 2018.

During the year ended January 31, 2018, Serguei Melnik, our chief financial officer and a director, advanced us $8,250, which was repaid as of January 31, 2018. In addition, Mr. Melnik paid expenses on our account of $4,000, which was outstanding at January 31, 2018. Subsequent to the January 31 2018, Mr. Melnik made additional advances. The largest amount outstanding was $30,800 which we repaid in May 2018. At January 31, 2019, there was no amount due to related parties.

On August 1, 2018, we acquired 4P Therapeutics pursuant to an acquisition agreement dated April 5, 2018 between us and 4P Therapeutics. Steven Damon, who was the sole member of 4P Therapeutics, is a director. Mr. Damon was elected as a director in April 2018, when we entered into the agreement to acquire 4P Therapeutics, although he was not a director at the time we entered into the acquisition agreement. The purchase price was $2,250,000, consisting of 250,000 shares of common stock, valued at $1,850,000, and $400,000. The 250,000 shares were issued to Mr. Damon (167,000 shares) and Dr. Alan Smith, our chief operating officer and president of 4P Therapeutics (83,000 shares). Pursuant to the acquisition agreement, we agreed to pay Mr. Damon a 6% royalty on the revenue received or derived by our utilization or sale of the abuse deterrent intellectual property that we acquired as part of the assets of 4P Therapeutics, including partner license milestones and development payments. The royalty is payable pursuant to the acquisition agreement and continues as long as we generate revenue from our utilization or sale of the abuse deterrent intellectual property we acquired as part of the acquisition of 4P Therapeutics. In the event that we enter into an agreement with a third party to provide us with milestone or development payments or any other payment in connection with the abuse deterred intellectual property, or in the event we get any other funds which we recognize as revenue from this technology, we pay Mr. Damon 6% of the amount we recognize as revenue. At present we do not have any such agreements.

During the year ended January 31, 2019, we issued 7,000 shares of common stock, valued at $44,800, to Trigger Movement for services related to our website development. Patrick Ryan, our chief technical officer, has the right to vote and dispose of the shares owned by Trigger Movement. The services were rendered prior to the date Mr. Ryan was appointed as chief technical officer.

During the year ended January 31, 2019, we issued 265,000 shares of common stock to executive officers as compensation. The following table sets forth the number of shares and the value of the shares, based on the market price at the date of issuance, of common stock issued to our executive officers:

Name	Title	Shares	Value
Sean Gallagher	President	100,000	$402,500
Larry Dillaha, MD	Chief medical officer	50,000	370,000
Gerard Goodman	Chief accounting officer	50,000	370,000
Jeff Patrick, Pharm.D.[1]	Chief scientific officer	50,000	162,500
Patrick Ryan	Chief technical officer	15,000	69,500
		265,000	$1,374,500

[1]	The shares issuable to Jeff Patrick were issued to Strategic Pharmaceutical Consulting LLC. Dr. Patrick has the sole right to vote and dispose of the shares owned by Strategic Pharmaceutical Consulting LLC.

Director Independence

Six of our directors, Thomas Cooney, Michael Davidov, Michael Doron, Mark Hamilton, Stefan Mancas and Jay Moore, are independent directors based on the NASDAQ definition of independent director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants, Sadler, Gibb & Associates, LLC, for each of our last two fiscal years for the categories of services indicated.

	Fiscal Year Ended January 31
	2019	2018

Audit fees	$24,500	$18,023
Audit – related fees	33,700	-
Tax fees	-	-
All other fees	-	-

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and review of our interim financial statements.

All other fees relate to professional services rendered in connection our proposed registration statement and acquisition audit.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our board approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

ITEM 15. EXHIBITS

Exhibits

Exhibit
Number	Description

3.1a	Articles of incorporation[1]
3.1b	Amendment to articles of incorporation[1]
3.2	By-laws[1]
10.1	Share exchange agreement dated January 15, 2016 by and among the Company, Nutriband Limited, an Ireland corporation, and Gareth Sheridan and/or his nominee[1]
10.2	Quality agreement, dated July 19, 2016, between Pocono Coated Products LLC and the Company.[1]
10.3	Acquisition agreement dated April 5, 2018 between the Company and 4P Therepeutics LLC.[2]
10.4	Form of agreement with independent directors.*
10.5	Exclusive master distribution agreement dated April 13, 2018 between the Company and EMI-Korea (Best Choice), Inc. *
10.6	Option agreement between the Company and Jeffrey T. Patrick*
31.1	Certification of Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive and Financial Officers Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)*
99.1	Form of Audit Committee Charter*
99.2	Form of Compensation Committee Charter*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Document
101.DEF	XBRL Taxonomy Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

[1]	Filed as an exhibit to the Company’s registration statement on Form 10, which was filed with the SEC on June 2, 2016, and incorporated herein by reference.
[2]	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on April 10, 2018, and incorporated herein by reference.
*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 19, 2019	NUTRIBAND INC

	By:	/s/ Gareth Sheridan
		Name:	Gareth Sheridan
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Gareth Sheridan and Serguei Melnik, and each of them acting singly, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date

/s/ Gareth Sheridan	Chief executive officer and director (principal executive officer)	April 19, 2019
Gareth Sheridan

/s/ Serguei Melkin	Chief financial officer and director (principal financial officer)	April 19, 2019
Serguei Melnik

/s/	Director	April __, 2019
Vitalie Botgros

/s/	Director	April __, 2019
Thomas Cooney

/s/	Director	April __, 2019
Michael Davidov

/s/ Michael Doron	Director	April 19, 2019
Michael Doron

/s/ Sean Gallagher	Director	April 19, 2019
Sean Gallagher

/s/ Mark Hamilton	Director	April 19, 2019
Mark Hamilton

/s/	Director	April __, 2019
Stefan Mancas

/s/ Jay Moore	Director	April 19, 2019
Jay Moore

NUTRIBAND INC.

January 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nutriband Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nutriband Inc. (“the Company”) as of January 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Salt Lake City, UT

April 19, 2019

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,
	2019	2018
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$474,653	$-
Accounts receivable	13,088	-
Inventories	-	4,133
Prepaid expenses	102,725	160,503
VAT receivable	-	263
Total Current Assets	590,466	164,899

PROPERTY & EQUIPMENT-net	146,147	-

OTHER ASSETS:
Goodwill	1,719,235
Intangible assets-net	351,770	-

TOTAL ASSETS	$2,807,618	$164,899

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$291,781	$12,341
Customer deposits	71,225	-
Due to related parties	-	14,230
Note payable	40,000	16,820

Total Current Liabilities	403,006	43,391

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized; 21,695,529 and 20,877,100 shares issued and outstanding at January 31, 2019 and 2018, respectively	21,695	20,877
Additional paid-in-capital	8,563,619	2,950,487
Accumulated other comprehensive loss	(52)	(446)
Accumulated deficit	(6,180,650)	(2,849,410)
Total Stockholders’ Equity	2,404,612	121,508

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,807,618	$164,899

See notes to consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended
	January 31,
	2019	2018

Revenue	$245,285	$-

Costs and expenses:
Cost of revenues	288,301
Selling, general and administrative expenses	3,288,224	171,946
Intangible impairment charge	-	2,500,000
Total Costs and Expenses	3,576,525	2,671,946

Loss from operations before provision for income taxes	(3,331,240)	(2,671,946)

Provision for income taxes	-	-

Net loss	$(3,331,240)	$(2,671,946)

Net loss per share of common stock-basic and diluted	$(0.16)	$(0.14)

Weighted average shares of common stock outstanding
- basic and diluted	21,409,284	19,212,018

Other Comprehensive Income (Loss):

Net loss	$(3,331,240)	$(2,671,946)

Foreign currency translation adjustment	394	(2,155)

Total Comprehensive Income (Loss)	$(3,330,846)	$(2,674,101)

See notes to consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated
	Total	shares	Amount	Capital	Income(Loss)	Deficit
Balance, February 1, 2017	$23,109	15,572,100	$15,572	$183,292	$1,709	$(177,464)

Sale of common stock for cash	50,000	90,000	90	49,910	-	-

Issuance of common stock for services	222,500	215,000	215	222,285

Issuance of common stock for issuance of patent	2,500,000	5,000,000	5,000	2,495,000

Foreign currency translation adjustment	(2,155)	-	-	-	(2,155)	-

Net loss for the year ended January 31, 2018	(2,671,946)	-	-	-	-	(2,671,946)

Balance, January 31, 2018	121,508	20,877,100	20,877	2,950,487	(446)	(2,849,410)

Sale of common stock for cash	1,500,000	321,429	321	1,499,679	-	-

Issuance of common stock for services	1,763,950	322,000	322	1,763,628	-	-

Cancellation of common stock	-	(200,000)	(200)	200

Common stock issued for acquisition	1,850,000	250,000	250	1,849,750

Common stock issued on exercise of warrants	500,000	125,000	125	499,875	-	-

Net loss for the year ended January 31, 2019	(3,331,240)	-	-	-	-	(3,331,240)

Foreign currency translation adjustment	394	-	-	-	394	-

Balance, January 31, 2019	$2,404,612	21,695,529	$21,695	$8,563,619	$(52)	$(6,180,650)

See notes to consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	January 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,331,240)	$(2,671,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Intangible impairment charge	-	2,500,000
Expenses paid on behalf of the Company by related party	24,300	4,000
Depreciation and amortization	37,011	-
Stock-based compensation	1,763,950	-
Changes in operating assets and liabilities:
Accounts receivable	(12,825)	-
Prepaid expenses	57,778	64,323
Inventories	4,133	3,915
Deposit on sales	71,225	-
Accounts payable and accrued expenses	280,202	6,850
Net Cash Used In Operating Activities	(1,105,466)	(92,858)

Cash flows from investing activities:
Cash paid for acquisition	(400,000)	-
Purchase of equipment	(4,163)	-
Net Cash Provided by Investing Activities	(404,163)	-

Cash flows from financing activities:
Proceeds from sale of common stock	1,500,000	50,000
(Payment) proceeds from bank overdraft	(762)	762
Proceeds from exercise of warrants	500,000	-
Proceeds from notes payable	25,000	15,000
Payment of notes payable	(1,820)	-
Proceeds from advances of related parties	2,500	8,250
Payment of related party advances	(41,030)	(8,250)

Net Cash Provided by Financing Activities	1,983,888	65,762

Effect of exchange rate on cash	394	(28)

Net change in cash	474,653	(27,124)

Cash and cash equivalents - Beginning of period	-	27,124

Cash and cash equivalents - End of period	$474,653	$-

Supplementary information:

Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Common stock issued for services	$1,763,950	$222,500

Common stock issued for patents	$-	$2,500,000

Details of Acquisition:

Assets purchased
Equipment	$160,065	$-
Intangibles	2,089,935	-
	2,250,000	-

Liabilities assumed	-	-

Net assets purchased	2,250,000	-

Common stock issued	(1,850,000)	-

Cash paid	$400,000	$-

See notes to consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JANUARY 31, 2019 AND 2018

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Going Concern

The Company’s consolidated financial statements for the year ended January 31, 2019 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company did not generate any revenue prior to the quarter ended October 31, 2018. For the year ended January 31, 2019, the Company generated revenue of $245,285 on which it recorded cost of sales of $288,301 and a loss from operations of $3,331,240. The Company will require substantial funding to execute its strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining significant additional financing and achieving a level of revenue to support its cost structure, developing its products and obtaining FDA approval to market any product it develops and implementing a marketing program for such products. These factors raise substantial doubt about ability of the Company to continue as a going concern for a period of at least one year from the date of issuance of these financial statements.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The operations of 4P Therapeutics are included in the Company’s financial statements from the date of acquisition of August 1, 2018.

NUTRIBAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JANUARY 31, 2019 AND 2018

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

Foreign Currency Translation

The functional currency of the Company’s Irish subsidiary is the Euro. The assets and liabilities of the subsidiary are translated into US dollars using the prevailing exchange rate as of the balance sheet date and income and expenses are translated into US dollars using the average exchange rate during the reporting period. Translation adjustments are recorded in other comprehensive income (loss).

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to a customer. The Company adopted the guidance under the new revenue standards using the modified retrospective method effective February 1, 2018 and determined no cumulative effect adjusted to retained earnings was necessary upon adoption. Topic 606 requires the Company to recognize revenues when control of the promised goods or services and receipt of payment is probable. The Company recognizes revenue based on the five criteria for revenue recognition established under Topic 606: 1) identify the contract, 2) identify separate performance obligations, 3) determine the transaction price, 4) allocate the transaction price among the performance obligations, and 5) recognize revenue as the performance obligations are satisfied.

Revenue Service Types

The following is a description of the Company’s revenue service types, which include professional services and sale of goods:

●	Professional services include the contract of research and development related services with our clients in the life sciences field on an as-needed basis. Deliverables primarily consist of detailed findings and conclusion reports provided to the client for each given research project engaged.

●	Sales revenues are derived from the sale of our products. Upon the reception of a purchase order, we have the order filled and shipped.

Contracts with Customers

A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and, (iii) we determine that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For the Company’s different revenue service types, the performance obligation is satisfied at different times. Our performance obligations include providing products and professional services in the area of research. We recognize product revenue performance obligations in most cases when the product has shipped to the customer. When we perform professional service work, we recognize revenue when we have the right to invoice the customer for the work completed, which typically occurs on a monthly basis for work performed during that month.

NUTRIBAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JANUARY 31, 2019 AND 2018

All revenue recognized in the statement of operations is considered to be revenue from contracts with customers.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by service type and by geographical location. See the tables:

Revenue by service type	Year Ended January 31, 2019 $	Year Ended January 31, 2018 $
Sale of goods	49,000	-
Services	196,285	-
Total	245,285	-

Revenue by geographical location	Year Ended January 31, 2019 $	Year Ended January 31, 2018 $
United States	196,285	-
Non-United States	49,000	-
Total	245,285	-

Upon adoption, the new standards replaced most existing revenue recognition guidance in U.S. GAAP. The adoption of the new revenue recognition standards did not have any impact on its consolidated financial statements since the Company did not recognize any revenue prior to the third quarter of 2018, and all revenue is recognized pursuant to Topic 606 under the five-step model specified by the new revenue standards.

Accounts receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-specific accounts. For the year ended January 31, 2019, the Company recorded no bad debt expense and no allowance for doubtful accounts related to accounts receivable.

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

NUTRIBAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JANUARY 31, 2019 AND 2018

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

Lab Equipment	5 years
Furniture, fixtures and equipment	3 years

Intangible Assets

Intangible assets include intellectual property and customer base acquired through business combinations. The Company accounts for Other Intangible Assets under the guidance of ASC 350, “Intangibles-Goodwill and Other.” The Company capitalizes certain costs related to patent technology. A substantial component of the purchase price related to the Company’s acquisition has also been assigned to intellectual property and other intangibles. Under the guidance, other intangible assets with definite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are tested annually for impairment. Intellectual property and customer base are being amortized over their estimated useful lives of ten years.

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value. The Company does not amortize goodwill in accordance with ASC 350.

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

In May 2017, the Company acquired the rights, title and interests in transdermal patch and formulation in connection with the acquisition of Advanced Health Brands, Inc. in exchange for 5,000,000 of the Company’s common stock valued at $2,500,000, based on the market price of the Company’s common stock at that date. Advanced Health Brands, Inc. was an early-stage transdermal development company with an intellectual property portfolio of prescription medications to be delivered through transdermal technology. The Company engaged an outside third-party to prepare a valuation in connection with the Company’s determination of the fair value of the assets acquired at the date of acquisition.

Subsequent to receiving the valuation, in January 2018, the Company performed further reviews on the patents acquired and the Company determined the patents were provisional patents and the value determined by the third party was based on the assumption that the patents had been issued. The cost to complete the filings with the FDA would be prohibitive, and the Company did not have the available funds to complete the process. The Company determined the value of the patents should be written down to zero and recorded an impairment loss of $2,500,000 for the year ended January 31, 2018.

Stock-Based Compensation

ASC 718, “Compensation - Stock Compensation,” prescribes accounting and reporting standards for all stock-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments such as employee stock ownership plans and stock appreciation rights. Stock-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their grant date fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

NUTRIBAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JANUARY 31, 2019 AND 2018

For the years ended January 31, 2019 and 2018, the Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. Effective February 1, 2019, pursuant to ASU 2018-07, ASC 718 will apply to stock-based compensation for both employees and non-employees.

During the year ended January 31, 2019, the Company incurred $1,763,950 of expenses from the issuance of 322,000 shares of common stock for services. During the year ended January 31, 2018, the Company incurred $222,500 of expenses (of which $61,997 was expensed during the year ended January 31, 2018 and $160,503 was included in prepaid expenses) from the issuance 215,000 shares of common stock for services. The common stock issued as compensation was valued at the market price on the respective dates of grant.

Business Combinations

The Company recognizes the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the accounting literature. In accordance with this guidance, acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.

Research and Development

Research and developments costs are expensed as incurred.

Income Taxes

Taxes are calculated in accordance with taxation principles currently effective in the United States and Ireland.

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

The Company’s cash and cash equivalents are concentrated primarily in banks.  At times, such deposits could be in excess of insured limits.  Management believes that the financial institutions that hold the Company’s financial instruments are financially sound and, accordingly, minimal credit risk is believed to exist with respect to these financial instruments. As of and for the year ended January 31, 2019 three customers accounted for 100% of our revenues and two customers accounted for 100% of our accounts receivable.

NUTRIBAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JANUARY 31, 2019 AND 2018

Earnings Per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of outstanding common stock purchase warrants. For the years ended January 31, 2019 and 2018 there were 730,000 potential shares of common stock that were not included in the calculation of diluted earnings per share as their effect would be anti-dilutive.

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

As of January 31, 2019, there were no financial assets or liabilities that required disclosure.

Recent Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), to provide a new comprehensive model for lease accounting under this guidance, lessees and lessors should apply a “right-of-use” model in accounting for all leases (including subleases) and eliminate the concept of operating leases and off-balance-sheet leases. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. Similar modifications have been made to lessor accounting in-line with revenue recognition guidance. This guidance is effective for the annual periods and interim periods beginning December 15, 2018, and we adopted this guidance as of February 1, 2019. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The update guidance requires a modified retrospective adoption.

 The Company has implemented all new pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements or results of operations.

2.	INVENTORIES

Inventories as of January 31, 2019 and 2018 are as follows:

	January
	2019	2018
Finished goods	$-	$4,133
Work in progress	-	-
Raw materials	-	-
	$-	$4,133

NUTRIBAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JANUARY 31, 2019 AND 2018

3.	DEBT

Debt to related parties as of January 31, 2019 and 2018, consists of loans from officers and related parties, that are interest free and due on demand. As of January 31, 2018, debt to the related parties was $14,230. There was no debt to related parties on January 31, 2019.

Notes payable as of January 31, 2018 and 2017, consists of a loan from South County Dublin Council that is interest free with monthly payments of $75. The loan was due October 2017. As of January 31, 2018, the balance of long-term debt (current portion) was $1,820. The loan was paid in July 2018.

On September 12, 2017, the Company received an interest-free loan from TII Jet Services LDA in the amount of $15,000. The Company received an additional loan of $25,000 during April 2018. The loans are interest free and due upon demand. As of January 31, 2019 and 2018, the balance due was $40,000 and $15,000, respectively.

4.	PROPERTY AND EQUIPMENT

Depreciation expense amounted to $18,081 and $-0- for the years ended January 31, 2019 and 2018, respectively.

	January 31,
	2019	2018
Lab equipment	$144,585	$-
Furniture, fixtures and equipment	19,643	-
	164,228	-
Less: Accumulated depreciation	(18,081)	-
Net Property and Equipment	$146,147	$-

5.	INCOME TAXES

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

There is no U.S. tax provision due to losses from U.S. operations for the years ended January 31, 2019 and 2018. Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities. The principal item giving rise to deferred taxes is the net operating loss carryforward in the U.S. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has set up a valuation allowance for losses for certain carryforwards that it believes may not be realized.

NUTRIBAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JANUARY 31, 2019 AND 2018

The provision for income taxes consist of the following:

Years Ended
January 31,
	2019	2018
Current
Federal	$-	$-
Foreign	-	-

Deferred
Federal	-	-
Foreign	-	-
	$-	$-

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

	Years Ended
	January 31,
	2019	2018
Book income (loss) from operations	$(699,560)	$(561,008)
Common stock issued for services	370,430	-
Impairment expense	-	525,000
Unused operating losses	329,130	36,008
Income tax expense	$-	$-

As of January 31, 2019, the Company recorded a deferred tax asset associated with a net operating loss (“NOL”) carryforward of approximately $1,659,586 that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize those benefits in the foreseeable future. The Company’s NOL expires in 2036. The valuation allowance increased by approximately $700,000 during the year ended January 31, 2019. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) significantly revised U.S. corporate income tax law by, among other things, reducing the corporate rate from 34% to 21%. Because the Company recognizes a valuation allowance for the entire balance, there is no net impact to the Company’s balance sheet or results of operations.

The types of temporary differences between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

	January 31,
	2019	2018
Net operating loss carryforwards (expire through 2036)	$(417,229)	$(88,098)
Stock issued for services	(392,358)	(21,928)
Intangible impairment expense	(850,000)	(850,000)
Valuation allowance	1,659,587	960,026
Net deferred taxes	$-	$-

NUTRIBAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JANUARY 31, 2019 AND 2018

6.	ACQUISITION OF BUSINESS

On August 1, 2018, the Company acquired 100% of the membership interests of 4P Therapeutics pursuant to an agreement dated April 5, 2018, for $2,250,000, consisting of 250,000 shares of common stock, valued at $1,850,000, and $400,000, and a royalty payable to the former owner of 4P Therapeutics, of 6% on all revenue generated by us from the abuse deterrent intellectual property that had been developed by 4P Therapeutics. The primary purpose of the acquisition is to complete the development and seek FDA approval on a number of transdermal pharmaceutical products under development by 4P Therapeutics. As a result of the acquisition of 4P Therapeutics, the Company has a pipeline of potential products. Acquisition costs, which were minimal, have been expensed as incurred in accordance with ASC 350.

Details of the net assets acquired are as follows:

Fair Value Recognized
On Acquisition
Equipment	$160,065
Customer base	136,500
Intellectual Property	234,200
Goodwill	1,719,235
Net assets acquired	2,250,000
Satisfied by:
Common stock issued	(1,850,000)
Cash outflows on acquisition	$(400,000)

The following unaudited pro forma condensed financial information presents the combined results of operations of the Company and 4P Therapeutics as if the acquisition occurred as of the beginning of each period presented. The unaudited pro forma condensed financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition occurred at the beginning of the period presented and should not be taken as being representation of the future consolidated results of operations of the Company.

	2019		2018
	As Reported	Pro Forma	As Reported	Pro Forma
Net revenue	$245,285	$577,149	$-	$568,005

Net loss	(3,331,240)	(3,307,614)	(2,671,496)	(2,626,084)

Loss per common share - basic and diluted	$(0.16)	$(0.16)	$(0.14)	$(0.14)

Since the date of acquisition, 4P Therapeutics had net revenues of $196,285 and incurred a net loss of $88,298.

NUTRIBAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JANUARY 31, 2019 AND 2018

7.	INTANGIBLE ASSETS AND GOODWILL

At January 31, 2019 and 2018, intangible assets consisted of intellectual property and customer base, net of amortization, as follows:

	January 31,		January 31,
	2019	Acquisition	2018
Customer base	$136,500	$136,500	$-
Intellectual property	234,200	234,200	-
Goodwill	1,719,235	1,719,235	-

Total	2,089,935	2,089,935	-

Less: Accumulated amortization	(18,930)	-	-

Net Intangible Assets	$2,071,005	$2,089,935	$-

The value of the intangible assets, consisting of intellectual property and customer base has been recorded at their fair value by the Company after completing a valuation and are being amortized over a period of ten years. Amortization expense for the year ended January 31, 2019 was $18,930.

No value has been given to the potential royalty payable to the former owner since the royalty is contingent upon the Company generating revenue from any source and there is no marketable product and there are material uncertainties, including the need for FDA approval, as to whether or when any revenue will be generated from the intellectual property subject to the royalty. If any royalties are paid to the former owner of 4P Therapeutics, the royalties will be expensed as incurred and treated as an operating expense.

Intangible assets consist of:

Intellectual property	$234,200
Accumulated amortization	(12,105)
Book value at January 31, 2019	$222,095

Customer base	$136,500
Accumulated amortization	(6,825)
Book value at January 31, 2019	$129,675
Total Intangible Assets, Net	$351,770

Estimated Amortization:

	Intellectual	Customer
	Property	Base	Total
Year Ended January 31,
2020	$23,420	$13,650	$37,070
2021	$23,420	$13,650	$37,070
2022	$23,420	$13,650	$37,070
2023	$23,420	$13,650	$37,070
2024 and thereafter	$128,415	$75,075	$203,490
Total amortization	$222,095	$129,675	$351,770

NUTRIBAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JANUARY 31, 2019 AND 2018

8.	RELATED PARTY TRANSACTIONS

a)	An interest-free advance from the mother of the chief executive officer was $10,230 at January 31, 2018. The advance was repaid in full May 2018.

b)	During the year ended January 31, 2018, the chief financial officer advanced $8,250 to the Company, all of which was paid as of January 31, 2018. Additionally, the chief financial officer made payments on behalf of the Company during the year ended January 31, 2019 in the total amount of $30,800 and $4,000 in 2018, all of which was repaid in May 2018.

c)	The former owner of 4P Therapeutics has been a director of the Company since April 2018, when the Company entered into an agreement to acquire 4P Therapeutics. See Note 6 in connection with the terms of the acquisition of 4P Therapeutics from the former owner and the royalty payable to the former. The former owner was not a director of the Company when the acquisition agreement was signed.

d)	During the year ended January 31, 2019, the Company issued 210,000 shares of common stock, valued at $967,500, to executives of the Company based on the market price of the common stock on the date of issuance.

e)	During the year ended January 31, 2019, the Company issued 5,000 shares of common stock to each of the Company’s six independent directors for a total of 30,000 shares valued at $222,000, based on the market price on the date of issuance.

9.	COMMON STOCK

The Company issued 322,000 shares of common stock valued at $1,763,950, based on the market price on the date of issuance, during the year ended January 31, 2019 for services provided to the Company. Of these shares, 272,000 shares valued at $1,419,300 were issued to executives of the Company and 30,000 shares valued at $222,000 were issued to directors of the Company.

On May 2, 2018, the Company sold to an unrelated party for $1.0 million, 250,000 shares of common stock and 30-day warrants to purchase 250,000 shares of common stock at $4.00 per share. On May 27, 2018, the unrelated party exercised warrants to purchase 125,000 shares of common stock for proceeds of $500,000 and on June 2, 2018, warrants to purchase 125,000 shares of common stock expired unexercised.

On July 31, 2018, the Company issued 250,000 shares of common stock valued at $1,850,000 representing a portion of the purchase price for the equity of 4P Therapeutics. See Note 5.

On November 23, 2018, the Company issued 71,429 shares of its common stock and received proceeds of $500,000 from TII Jet Services LLC.

In November 2018, one of the defendants in the legal proceedings with Advanced Health Brands, Inc., returned 200,000 shares of common stock that had been issued to her, and these shares were cancelled as of January 31, 2019.

10.	WARRANTS

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company’s common stock issued to non-employees of the Company.

	Shares	Exercise Price	Remaining Life	Intrinsic Value
Outstanding, January 31, 2018	730,000	$1.58	1.35 years	-
Granted	250,000	4.00	-	-
Exercised	(125,000)	4.00	-	-
Expired/Cancelled	(125,000)	4.00	-	-
Outstanding, January 31, 2019	730,000	$1.58	0.35 years	$4,101,000
Exercisable, January 31, 2019	730,000	$1.58	0.35 years	$4,101,000

The following table summarizes additional information relating to the warrants outstanding at January 31, 2019:

		Weighted Average	Weighted Average		Weighted Average
		Remaining	Exercise Price for		Exercise Price for
Range of Exercise Prices	Number Outstanding	Contractural Life(Years)	Shares Outstanding	Number Exercisable	Shares Exercisable

$0.70	500,000	0.05	$0.70	500,000	$0.70
$3.50	230,000	1	$3.50	230,000	$3.50

NUTRIBAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JANUARY 31, 2019 AND 2018

11.	COMMITMENTS AND CONTINGENCIES

On July 27, 2018, the Company commenced an action in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, against Advanced Health Brands, Inc., Raymond Kalmar, Paul Murphy, Michelle Polly-Murphy, Laura Fillman and John Baker, together with a Motion for Temporary Injunction Without Notice and a Motion for Prejudgment Writ of Replevin arising from the Company’s decision to seek to rescind for misrepresentation the agreement by which the Company acquired advanced Health Brands, Inc. for 5,000,000 shares of common stock valued at $2,500,000 and seek return of the shares. On August 2, 2018, the court entered a Temporary Injunction Without Notice and an Order to Show Cause against the defendants. Defendants Kalmar, Murphy, Polly-Murphy, and Baker have filed a Motion to Dismiss our Verified Complaint, Motion to Dissolve Temporary Injunction Without Notice and Response to Order to Show Cause, and Motion to Compel Arbitration. In November 2018, one of the defendants returned the 200,000 shares that had been issued to her, and these shares were cancelled as of January 31, 2019.

On January 4, 2019, the court in the Advanced Health Brands, Inc. litigation dismissed the Company’s complaint with prejudice, and directed the defendants to assign to the Company within 30 days, the six patent applications never duly transferred to the Company. On February 1, 2019, the Company appealed the court’s order.

Lease Commitments

The Company leases office space in Orlando, Florida at a monthly rental of $1,720 which expires July 31, 2019. For the year ended January 31, 2020 the Company has lease commitments of $10.320.

The Company also leases 7,201 square feet of manufacturing space in Norcross, Georgia. The lease is month-to-month at a monthly rate of $13,637. The Company is currently in negotiations to lease the space on a long-term basis.

12.	SUBSEQUENT EVENTS

On February 19, 2019, the Company granted Jeffrey Patrick, an executive officer, an option to purchase 100,000 shares of the Company’s common stock at an exercise price equal to 75% of the market price on the date the Company receives notice of exercise. The option expires May 19, 2019.

In March 2019, the European Patent Office granted full patent protection for the European Patent Application entitled “Abuse and Misuse Deterrent Transdermal System” submitted by 4P Therapeutics LLC. The patent relates to the Company’s proprietary abuse deterrent technology, utilized in the fentanyl transdermal system which is being developed to combat the fentanyl overdose.