Form 10-Q
period 2019-04-30
NutriBand Inc.
filed 2019-06-13
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, was 21,695,529 as of June 13, 2019.

NUTRIBAND INC.

i

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended January 31, 2019, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

References to “we,” “us,” “our” and words of like import refer to Nutriband Inc. and its subsidiaries unless the context indicates otherwise. Unless the context indicates otherwise, references to 4P Therapeutics relate to the operations of 4P Therapeutics LLC prior to our acquisition of 4P Therapeutics on August 1, 2018.

ii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
	2019	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$201,848	$474,653
Accounts receivable	44,857	13,088
Prepaid expenses	68,500	102,725
Total Current Assets	315,205	590,466

PROPERTY & EQUIPMENT-net	137,368	146,147

OTHER ASSETS:
Goodwill	1,719,235	1,719,235
Right of use asset, net	5,025	-
Intangible assets-net	342,304	351,770

TOTAL ASSETS	$2,519,137	$2,807,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$390,348	$291,781
Customer deposits	-	71,225
Operating lease liability	5,082	-
Note payable	40,000	40,000

Total Current Liabilities	435,430	403,006

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized; 21,695,529 and 21,695,529 shares issued and outstanding at April 30, 2019 and January 31, 2019, respectively	21,695	21,695
Additional paid-in-capital	8,816,319	8,563,619
Accumulated other comprehensive loss	(304)	(52)
Accumulated deficit	(6,754,003)	(6,180,650)
Total Stockholders’ Equity	2,083,707	2,404,612

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,519,137	$2,807,618

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended April 30,
	2019	2018

Revenue	$193,590	$-

Costs and expenses:
Cost of revenues	198,794	-
Selling, general and administrative expenses	567,957	448,098
Total Costs and Expenses	766,751	448,098

Loss from operations	(573,161)	(448,098)

Other income (expense)
Interest expense	(192)	-

Loss from operations before provision for income taxes	(573,353)	(448,098)

Provision for income taxes	-	-

Net loss	$(573,353)	$(448,098)

Net loss per share of common stock-basic and diluted	$(0.03)	$(0.02)

Weighted average shares of common stock outstanding
- basic and diluted	21,695,529	20,877,100

Other Comprehensive Income (Loss):

Net loss	$(573,353)	$(448,098)

Foreign currency translation adjustment	(252)	146

Total Comprehensive Income (Loss)	$(573,605)	$(447,952)

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Common Stock
	Total	Number of shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income(Loss)	Accumulated Deficit	Common stock to be issued
Balance, February 1, 2018	$121,508	20,877,100	$20,877	$2,950,487	$(446)	$(2,849,410)	$-

Issuance of common stock for services	277,500	-	-	-	-	-	277,500

Foreign currency translation adjustment	146	-	-	-	146	-	-

Net loss for the three months ended April 30, 2018	(448,098)	-	-	-	-	(448,098)	-

Balance, April 30, 2018	$(48,944)	20,877,100	$20,877	$2,950,487	$(300)	$(3,297,508)	$277,500

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated
	Total	shares	Amount	Capital	Income(Loss)	Deficit
Balance, February 1, 2019	$2,404,612	21,695,529	$21,695	$8,563,619	$(52)	$(6,180,650)

Issuance of warrants for services	252,700	-	-	252,700	-	-

Net loss for the three months ended April 30, 2019	(573,353)	-	-	-	-	(573,353)

Foreign currency translation adjustment	(252)	-	-	-	(252)	-

Balance, April 30, 2019	$2,083,707	$21,695,529	$21,695	$8,816,319	$(304)	$(6,754,003)

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	April 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(573,353)	$(448,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of the Company by related party	-	24,300
Depreciation and amortization	18,245	-
Amortization of right of use asset	5,025	-
Stock-based compensation	252,700	277,500
Changes in operating assets and liabilities:
Accounts receivable	(31,769)	-
Prepaid expenses	34,225	54,011
Customer deposit	(71,225)	-
Operating lease liability	(4,968)	-
Accounts payable and accrued expenses	98,567	64,846
Net Cash Used In Operating Activities	(272,553)	(27,441)

Cash flows from financing activities:
Payment of bank overdraft	-	(59)
Proceeds from notes payable	-	25,000
Proceeds from advances of related parties	-	2,500
Net Cash Provided by Financing Activities	-	27,441

Effect of exchange rate on cash	(252)	-

Net change in cash	(272,805)	-

Cash and cash equivalents - Beginning of period	474,653	-

Cash and cash equivalents - End of period	$201,848	$-

Supplementary information:

Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Common stock to be issued for services	$-	$277,500

Adoption of ASC 842 Operating lease asset and liability	$10,050	$-

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Three Months Ended April 30, 2019 And 2018

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

With the acquisition of 4P Therapeutics, 4P Therapeutics’ drug development business became the Company’s principal business. The Company’s approach is to use generic drugs that are off patent and incorporate them into the Company’s transdermal drug delivery system. Although these medications have received FDA approval in oral or injectable form, the Company needs to conduct a transdermal product development program which will include the preclinical and clinical trials that are necessary to receive FDA approval before we can market any of our pharmaceutical transdermal products.

Going Concern

The Company’s consolidated financial statements for the three months ended April 30, 2019 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company did not generate any revenue prior to the quarter ended October 31, 2018. For the three months ended April 30, 2019, the Company generated revenue of $193,590 on which it recorded cost of revenues of $198,794 and a loss from operations of $573,161. The Company will require substantial funding to execute its strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining significant additional financing and achieving a level of revenue to support its cost structure, developing its products, and obtaining FDA approval to market any product it develops and implementing a marketing program for such products. These factors raise substantial doubt about ability of the Company to continue as a going concern for a period of at least one year from the date of issuance of these financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of April 30, 2019 and the consolidated statements of operations, stockholders’ equity, and cash flows for the periods presented have been prepared by the Company and are unaudited. The consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods pursuant to Rule 8-03 of Regulation S-X, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of January 31, 2019 was derived from audited financial statements of the Company. The Company’s significant accounting policies are found below. These policies should be read in conjunction with Note 1 in the Company’s audited financial statements for the year ended January 31, 2019.

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

Revenue Service Types

The following is a description of the Company’s revenue service types, which include professional services and sale of goods:

●	Professional services include the contract of research and development related services with our clients in the life sciences field on an as-needed basis. Deliverables primarily consist of detailed findings and conclusion reports provided to the client for each given research project engaged.

●	Sales revenues are derived from the sale of our consumer products. Upon the reception of a purchase order, we have the order filled and shipped.

Contracts with Customers

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For the Company’s different revenue service types, the performance obligation is satisfied at different times. Our performance obligations include providing products and professional services in the area of research. The Company recognizes product revenue performance obligations in most cases when the product has shipped to the customer. When the Company performs professional service work, it recognizes revenue when the Company has the right to invoice the customer for the work completed, which typically occurs on a monthly basis for the work performed during that month.

All revenue recognized in the income statement is considered to be revenue from contracts with customers.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by service type and by geographical location. See the tables:

Revenue by service type	Three Months Ended April 30, 2019 $	Three Months Ended April 30, 2018 $
Sale of goods	142,450	-
Services	51,140	-
Total	193,590	-

Revenue by geographical location	Three Months Ended April 30, 2019 $	Three Months Ended April 30, 2018 $
United States	51,140	-
Non-United States	142,450	-
Total	193,590	-

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

Intangibles Assets

Intangibles assets include trademarks, intellectual property and customer base acquired through business combinations. The Company accounts for Other Intangible Assets under the guidance of ASC 350, “Intangibles-Goodwill and Other.” The Company capitalizes certain costs related to patent technology. A substantial component of the purchase price related to the Company’s acquisition in 2018 has also been assigned to intellectual property and other intangibles. Under the guidance, other intangible assets with definite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are tested annually for impairment. Trademarks, intellectual property and customer base are being amortized over their estimated useful lives of ten years.

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

Earnings per Share

Basic earnings per common share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of April 30, 2019 and 2018, there were 330,000 and 730,000 common stock equivalents outstanding, respectively, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

Stock-Based Compensation

ASC 718, “Compensation - Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services, and since February 1, 2019, non-employees, are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

For the three months ended April 30, 2018, the Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. As of February 1, 2019, pursuant to ASU 2018-07, ASC 718 was applied to stock-based compensation for both employees and non-employees.

Leases

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

The Company adopted ASU 2016-02 as amended effective February 1, 2019 using the modified retrospective approach. In connection with the adoption, the Company elected to utilize the Comparative Under 840 Option whereby the Company will continue to present prior period financial statements and disclosures under ASC 840. In addition, the Company elected the transition package of three practical expedients permitted under the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification and initial direct costs. The Company completed the necessary changes to its accounting policies, processes, disclosure and internal control over financial reporting.

Adoption of the new standard resulted in the recording of right-to-use assets in the amount of $10,050 and lease liabilities related to operating leases in the amount of $10,050 on the Company’s consolidated balance sheet as of February 1, 2019. See Note 10, Leases, for Topic 842 disclosures in connection with the adoption of ASU 2016-02.

Recent Accounting Standards

The Company has implemented all new pronouncements, including the adoption of ASC 842 and 718, that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements or results of operations.

2. PROPERTY AND EQUIPMENT

	April 30,	January 31,
	2019	2018
Lab equipment	$144,585	$144,585
Furniture, fixtures and equipment	19,643	19,643
	164,228	164,228
Less: Accumulated depreciation	(26,860)	(18,081)
Net Property and Equipment	$137,368	$146,147

Depreciation expense amounted to $8,779 and $-0- for the three months ended April 30, 2019 and 2018, respectively.

3. DEBT

On September 12, 2017, the Company received an interest-free loan from TII Jet Services LDA in the amount of $15,000. The Company received an additional advance of $25,000 during April 2018. The loan is interest free and due upon demand. The balance due on such was $40,00 on April 30, 2019, and January 31, 2019, which is included in notes payable.

4. ACQUISITION OF BUSINESS

On August 1, 2018, the Company acquired 100% of the membership interests of 4P Therapeutics, pursuant to an agreement dated April 5, 2018, for $2,250,000, consisting of 250,000 shares of common stock, valued at $1,850,000, and $400,000, and a royalty payable to the former owner of 4P Therapeutics, of 6% on all revenue generated by us from the abuse deterrent intellectual property that had been developed by 4P Therapeutics. The primary purpose of the acquisition is to acquire the intellectual property of 4P Therapeutics and complete the development and seek FDA approval on a number of transdermal pharmaceutical products under development by 4P Therapeutics which are in the preclinical stage. As a result of the acquisition of 4P Therapeutics, the Company has a pipeline of potential products. Acquisition costs, which were minimal, have been expensed as incurred in accordance with ASC 350.

Details of the net assets acquired are as follows:

Fair Value Recognized
On Acquisition
Equipment	$160,065
Customer base	136,500
Intellectual property	191,900
Trademark	42,300
Goodwill	1,719,235
Net assets acquired	2,250,000
Satisfied by:
Common stock issued	(1,850,000)
Cash outflows on acquisition	$400,000

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

	Three Months Ended
	April 30,
	2018
	As Reported	Pro Forma
Net revenue	$-	$124,355

Net loss	(448,098)	(462,580)

Loss per common share -
basic and diluted	$(0.02)	$(0.02)

5. INTANGIBLE ASSETS AND GOODWILL

At April 30, 2019 and January 31, 2019, intangible assets consisted of intellectual property, customer base and trademarks, net of amortization, as follows:

	April 30,	January 31,
	2019	2019
Customer base	$136,500	$136,500
Intellectual property	234,200	234,200
Goodwill	1,719,235	1,719,235
Total	2,089,935	2,089,935

Less: Accumulated amortization	(28,396)	(18,930)

Net Intangible Assets	$2,061,539	$2,071,005

The value of the intangible assets, consisting of intellectual property and customer base has been recorded at their fair value by the Company after completing a valuation and are being amortized over a period of ten years. Amortization expense for the three months ended April 30, 2019 and 2018 was $9,466 and $-0- respectively.

No value has been given to the potential royalty payable to the former owner since the royalty is contingent upon the Company generating revenue from any source and there is no marketable product and there are material uncertainties, including the need for FDA approval, as to whether or when any revenue will be generated from the intellectual property subject to the royalty. If any royalties are paid to the former owner of 4P Therapeutics, the royalties will be expensed as incurred and treated as a cost of revenue.

Intangible assets consist of:
Intellectual property	$234,200
Accumulated amortization	(18,158)
Book value at April 30, 2019	$216,042

Customer base	$136,500
Accumulated amortization	(10,238)
Book value at April 30, 2019	$126,262
Total Intangible Assets, Net	$342,304

	Trademarks and
Estimated Amortization:	Intellectual Property	Customer Base	Total
Year Ended January 31,
2020	$17,367	$10,237	$27,604
2021	23,420	13,650	37,070
2022	23,420	13,650	37,070
2023	23,420	13,650	37,070
2024 and thereafter	128,415	75,075	203,490
	$216,042	$126,262	$342,304

6. RELATED PARTY TRANSACTIONS

a)	The former owner of 4P Therapeutics has been a director of the Company since April 2018, when the Company entered into an agreement to acquire 4P Therapeutics. See Note 4 in connection with the terms of the acquisition of 4P Therapeutics from the former owner. The former owner was not a director of the Company when the acquisition agreement was signed.

b)	During the three months ended April 30, 2018, the Company issued 110,000 shares of common stock, valued at $277,500 to executives of the Company.

c)	On February 19, 2019, the Company granted an executive officer an option to purchased 100,000 shares of the Company’s common stock at an exercise price equal to 75% of the market price on the date the Company receives notice of exercise. The fair value of the warrant on the date of grant using the Black Scholes model was $252,700 and was expensed during the three months ended April 30, 2019. The warrant expired unexercised on May 19, 2019.

7. COMMON STOCK

The Company issued 110,000 shares of common stock valued at $277,500, the fair value at the date of issuance, during the three months ended April 30, 2018 for services provided to the Company. These shares were issued to executives of the Company.

On May 2, 2018, the Company sold to an unrelated party for $1.0 million, 250,000 shares stock and 30-day warrants to purchase 250,000 shares of common stock at $4.00 per share. On May 27, 2018, the unrelated party exercised warrants to purchase 125,000 shares of common stock for proceeds of $500,000 and on June 2, 2018, warrants to purchase 125,000 shares of common stock expired unexercised.

On July 31, 2018, the Company issued 250,000 shares of common stock valued at $1,850,000 representing a portion of the purchase price for the equity of 4P Therapeutics. See Notes 4 and 6.

On November 23, 2018, the Company sold 71,429 shares of its common stock to an unrelated party for $500,000.

In November 2018, one of the defendants in the legal proceedings with Advanced Health Brands, Inc., returned 200,000 shares of common stock that had been issued to her, and these shares were cancelled as of January 31, 2019.

8. WARRANTS AND OPTIONS

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company’s common stock issued to non-employees of the Company.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2019	730,000	$1.58	0.35 years	$4,101,000

Granted	-	-	-	-

Expired/Cancelled	(500,000)	0.70	-	-

Exercised	-	-	-	-

Outstanding-period ending April 30, 2019	230,000	$3.50	0.75 years	$1,205,000

Exercisable - period ending April 30, 2019	230,000	$3.50	0.75 years	$1,205,000

The following table summarizes additional information relating to the warrants outstanding at April 30, 2019:

		Weighted
	Number	Average Remaining Contractual	Weighted Average Exercise Price for	Number	Weighted Average Exercise Price for
Range of Exercise Prices	Outstanding	Life(Years)	Shares Outstanding	Exercisable	Shares Exercisable

$3.50	230,000	0.75	$3.50	230,000	$3.50

The following table summarizes the changes in options outstanding and the related price of the shares of the Company’s common stock issued to non-employees of the Company.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2019	-	$-	-	$-

Granted	100,000	6.41	0.05 years	232,750

Expired/Cancelled	-	-	-	-

Exercised	-	-	-	-

Outstanding-period ending April 30, 2019	100,000	$6.41	0.05 years	$232,750

Exercisable - period ending April 30, 2019	100,000	$6.41	0.05 years	$232,750

The following table summarizes additional information relating to the options outstanding at April 30, 2019:

		Weighted
	Number	Average Remaining Contractual	Weighted Average Exercise Price for	Number	Weighted Average Exercise Price for
Range of Exercise Prices	Outstanding	Life(Years)	Shares Outstanding	Exercisable	Shares Exercisable

$6.41	100,000	0.05	$6.41	100,000	$6.41

9. LEASES

The Company has operating leases for its facilities used for research and development, sales and administration. These leases have remaining lease terms of less than one year. Certain of these leases contain options to extend the term of the lease and certain of these leases contain options to terminate the lease within a specified period of time. The options to extend or terminate a lease are included in the lease term when it is reasonably likely that the Company will elect that option. The Company is not a party to any material sublease arrangements.

The components of lease expense, which are included in cost of revenues and general and administrative expense, based on the underlying uses of the right of use asset, were as follows:

Three Months Ended
April 30, 2019
Amortization of ROU Asset	$5,025
Interest on lease liability	192
Operating lease costs	-
Total Lease Cost	$5,217

Supplementary cash flow information related to leases are as follows:

Three Months Ended
April 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,025
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	10,050

Supplementary balance sheet information related to leases are as follows:

Operating Leases:
Operating lease right-of -use assets	$5,025
Operating lease liabilities	5,082

Weighted-Average Remaining Lease Term:
Operating leases	0.25 years

Weighted-Average Discount Rate:
Operating leases	9.2%

Our discount rate is based on our incremental borrowing rate.

Maturities of lease liabilities were as follows as of April 30, 2019:

Operating
Year Ending April 30,	Leases
2019-remaining	$5,160
Total undiscounted cash flows	5,160
Less: imputed interest	(78)
Present value of lease liabilities	$5,082

10. CONTINGENCIES

On July 27, 2018, the Company commenced an action in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, against Advanced Health Brands, Inc., Raymond Kalmar, Paul Murphy, Michelle Polly-Murphy, Laura Fillman and John Baker, together with a Motion for Temporary Injunction Without Notice and a Motion for Prejudgment Writ of Replevin arising from the Company’s decision to seek to rescind for misrepresentation the agreement by which the Company acquired advanced Health Brans, Inc. for 5,000,000 shares of common stock valued at $2,500,000 and seek return of the shares. On August 2, 2018, the court entered a Temporary Injunction Without Notice and an Order to Show Cause against the defendants. Defendants Kalmar, Murphy, Polly-Murphy, and Baker have filed a Motion to Dismiss our Verified Complaint, Motion to Dissolve Temporary Injunction Without Notice and Response to Order to Show Cause, and Motion to Compel Arbitration. In November 2018, one of the defendants returned her 200,000 shares that had been issued to her, and these shares were cancelled as of January 31, 2019.

On January 4, 2019, the court in the Advanced Health Brands, Inc. litigation dismissed the Company’s complaint with prejudice, and directed the defendants to assign the Company within 30 days, the six patents never duly transferred to the Company. On February 1, 2019, the Company appealed the court’s order.

11. SUBSEQUENT EVENTS

On May 24, 2019, the board of directors created a series of preferred stock consisting of 2,500,000 shares designated as the Series A Convertible Preferred Stock, (Series A Preferred Stock”). The holders of the Series A Preferred Stock vote with the common stock and receive dividends with the common stock on an as-if converted basis. Each shares of Series A Preferred Stock is convertible into one share of common stock upon happening of a conversion event, as defined. The Series Preferred Stock is automatically converted in the event of a merger, acquisition and sale. A certificate of designation for Series A Preferred Stock was filed with the Secretary of State of Nevada on May 24, 2019. On May 24, 2019, the Company entered into an agreement with three of its officers pursuant to which they agreed to exchange a total of 2,500,000 shares of common stock for 2,500,000 shares of Series A Preferred Stock. If the Company completes a public offering of its securities prior to July 31, 2019, the exchange will become effective upon the effectiveness of the registration statement relating to the public offering. The conversion ratio is subject to adjustment for stock dividends, distributions, splits, reverse splits, and similar events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are primarily engaged in the development of a portfolio of transdermal pharmaceutical products. Our lead product is our abuse deterrent fentanyl transdermal system which we are developing to provide clinicians and patients with an extended-release transdermal fentanyl product for use in managing chronic pain requiring around the clock opioid therapy combined with properties designed to help combat the opioid crisis by deterring the abuse and misuse of fentanyl patches. In November 2018, we raised $500,000 from the sale of our common stock, and we are using a portion of the proceeds from that sale for our development efforts of our abuse deterrent fentanyl transdermal system. We believe that our abuse deterrent technology can also be utilized in transdermal patches to deter the abuse of other drugs and we are exploring follow-on applications. In addition, we are also exploring the development of generic transdermal patches and the application of our transdermal technology for the transdermal delivery of commercially available drugs or biologics that are typically delivered by injection.

Through July 31, 2018, our business was the development of a line of consumer and health products that are delivered through a transdermal patch which we plan to sell internationally. Consumer products are products that are sold over the counter and do not require a prescription. Most of our consumer products require FDA approval for sale in the United States, and we have not sought to obtain, and we do not plan to seek to obtain, FDA approval to market these product in the United States at this time. Presently our efforts with respect to our consumer transdermal products is limited to our distribution agreement with our South Korean distributor which is planning to market our consumer products in South Korea upon receipt of regulatory approval. Since our distributor has not yet obtained the necessary regulatory approval to market our consumer products in South Korea, we do not anticipate generating any significant revenue from this distributor during the year ending January 31, 2020. We cannot assure you that our distributor will obtain necessary regulatory approval in South Korea or in any other country in which it has distribution rights or that, if it does obtain the necessary approval, that we will generate any significant revenue from the distributor.

With our acquisition of 4P Therapeutics on August 1, 2018, our focus changed, and we are seeking to develop and seek FDA approval on a number of transdermal pharmaceutical products under development by 4P Therapeutics. As a result of the acquisition of 4P Therapeutics, we have pipeline of potential products.

4P Therapeutics has not generated any revenue from any of its products under development. Rather, prior to our acquisition, 4P Therapeutics generated revenue to provide cash for its operations through contract research and development and related services for a small number of clients in the life sciences field on an as-needed basis. We are, for the near term, continuing this activity, although we do not anticipate that it will generate significant revenues or gross margin. Currently, there are no long-term contractual obligations for us, and either party can terminate at any time. All of the revenue from the 4P Therapeutics operations for the three months ended April 30, 2019 was generated from clients who were clients of 4P Therapeutics prior to our acquisition. During the first quarter of 2019, we experienced a significant decline in revenue from 4P Therapeutics’ largest customer, as a result of which our revenue from 4P Therapeutics was $51,140 and cost of revenue was $107,326. Our cost of revenue includes fixed expenses, such as the compensation for Dr. Alan Smith, who is our chief operating officer and president of 4P Therapeutics, and the rent for 4P Therapeutics’ facilities. As a result, if we cannot generate sufficient revenue to cover the fixed expenses of 4P Therapeutics, we will continue to generate a negative gross margin from these operations.

With the change in our focus, our capital requirements have increased substantially. The process of developing pharmaceutical products and submitting them for FDA approval is both time consuming and expensive, with no assurance of obtaining approval from the FDA to market our product in the United States. We do not presently have the funds to enable us to develop any products and we cannot assure you that we will be able to raise sufficient funds. If we cannot raise funds as required, we may not be able to fund the development of any of our proposed products. Any money we raise in from the sale of our equity securities will most likely be at a discount to the then current market price and the discount could be significant, which would result in significant dilution to our stockholders.

Results of Operations

Three Months Ended April 30, 2019 and 2018

We did not generate any revenues during the three months ended April 30 2018. For the three months ended April 30, 2019, we generated revenue of $193,590 and our costs of revenues were $198,794, resulting in negative gross profit of $5,204. Our revenue was derived from two sources – a continuation of research and development contracts of the type that 4P Therapeutics performed prior to our acquisition, which accounted for $51,140, and sales of our consumer transdermal product to our South Korean distributor, which accounted for 142,450, which our distributor purchased for its preliminary marketing efforts since the product has not obtained regulatory approval for retail sales. Our cost of revenue was $107,326 for our research and development contracts and $91,468 for the consumer patches. Since we do not have the funds for the development of our lead product, the 4P Therapeutics fixed costs are allocated to the contract services that we perform for clients.

For the three months ended April 30, 2019 our selling, general and administrative expenses were $567,957, primarily legal, accounting and payroll expense, compared to $448,098 in the three months ended April 30, 2018. The increase from 2018 is primarily due to an increase in legal fees and payroll expenses during the quarter. Stock-based compensation was $252,700 for the three months ended April 30, 2019 and $277,500 for the three months ended April 30 2018.

We incurred interest expense of $192 for the three months ended April 30, 2019. We had no interest expense in the three months ended April 30, 2018.

As a result of the foregoing, we sustained a net loss of $573,353, or $(0.03) per share (basic and diluted) for the three months ended April 30, 2019, compared with a loss of $448,098, or $(0.02) per share (basic and diluted) for the three months ended April 30, 2018.

Liquidity and Capital Requirements

As of April 30, 2019, we had $201,848 in cash and cash equivalents and a working capital deficiency of $120,225, as compared with cash and cash equivalents of $474,653 and working capital of $187,460 at January 31, 2019.

For the three months ended April 30, 2019, we used cash of $272,553 in our operations. The principal adjustments to our net loss of $573,353 were stock-based compensation of $252,700, an increase in accounts payable and accrued expenses of $98,567, a decrease in prepaid expenses of $34,255, depreciation and amortization of $23,270 offset by an increase in accounts receivable of $31,769 and a decrease is customer deposits of $71,225.

For the three months ended April 30, 2018, we used $27,441 in our operations. The principal adjustments to our net loss of $448,098, were stock-based compensation of $277,500, an increase is accounts payable and accrued expenses of $64,846, a decrease in prepaid expenses of $54,011 and expenses paid by a related party of $24,300. During the three months ended April 30, 2018, our only business was our consumer patches.

We had no cash flow from financing activities in the three months ended April 30, 2019. For the three months ended April 30, 2018, we had cash flow of $27,441 from financing activities, primarily $25,000 from a loan and a $2,500 advance from a related party.

We had no cash flow from investing activities during the three months ended April 30, 2019 or 2018.

We have significant cash requirements for the next twelve months of operations if we are to commence the development of our fentanyl transdermal product. We do not have cash for the research and development effort, which would include clinical manufacturing and clinical trials in the FDA approval process over a period of several years. In order to finance our operations we will need to raise funds either through the sale of our equity securities or, if we are unable to raise sufficient funds through the sale of our equity securities, through a joint venture or strategic alliance. We cannot assure you that we will be able to raise funds through the sale of our equity securities or that we will be able to enter into a joint venture or strategic alliance on reasonable, if any terms. If we are unable to raise the necessary funds, we may be unable to continue in business.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

Our consolidated financial statements for the three months ended April 30, 2019 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities in the normal course of business. We did not generate any revenue prior to the quarter ended October 31, 2018. For the three months ended April 30, 2019, we generated revenue of $193,590 on which it recorded cost of revenues of $198,794 and a loss from operations of $573,161. During this period, our 4P Therapeutics subsidiary generated revenues of $51,140 and cost of revenues of $107,326 resulting from a significant decrease in sales from the division’s major customer with the result that the revenue was insufficient to cover the fixed costs that are included in cost of revenue. Further, the revenue from the sales of consumer products reflects sales to our South Korean distributor for its preliminary marketing efforts, and until it has obtained regulatory clearance to sell the products, we do not anticipate generating significant revenues from this distributor, which is our only distributor. The Company will require substantial funding to execute its strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining significant additional financing and achieving a level of revenue to support its cost structure, developing its products, obtaining FDA approval to market any product it develops and implementing a marketing program for such products. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of at least one year from the date of issuance of these financial statements.

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

Revenue Service Types

The following is a description of the Company’s revenue service types, which include professional services and sale of goods:

●	Professional services include the contract of research and development related services with our clients in the life sciences field on an as-needed basis. Deliverables primarily consist of detailed findings and conclusion reports provided to the client for each given research project engaged.\

●	Sales revenues are derived from the sale of our consumer products. Upon the reception of a purchase order, we have the order filled and shipped.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For the Company’s different revenue service types, the performance obligation is satisfied at different times. Our performance obligations include providing products and professional services in the area of research. We recognize product revenue performance obligations in most cases when the product has shipped to the customer. When we perform professional service work, we recognize revenue when we have the right to invoice the customer for the work completed, which typically occurs on a monthly basis for the work performed during that month.

All revenue recognized in the statement of operations is considered to be revenue from contracts with customers.

Intangibles Assets

Intangibles assets include trademarks, intellectual property and customer base acquired through business combinations. The Company accounts for Other Intangible Assets under the guidance of ASC 350, “Intangibles-Goodwill and Other.” The Company capitalizes certain costs related to patent technology. A substantial component of the purchase price related to the Company’s acquisition in 2018 has also been assigned to intellectual property and other intangibles. Under the guidance, other intangible assets with definite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are tested annually for impairment. Trademarks, intellectual property and customer base are being amortized over their estimated useful lives of ten years.

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

Stock-Based Compensation

ASC 718, “Compensation - Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services, and since February 1, 2019, non-employees, are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

For the three months ended April 30, 2018, we accounted for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. As of February 1, 2019, pursuant to ASU 2018-07, ASC 718 was applied to stock-based compensation for both employees and non-employees.

Leases

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

We adopted ASU 2016-02 as amended effective February 1, 2019 using the modified retrospective approach. In connection with the adoption, we elected to utilize the Comparative Under 840 Option whereby we will continue to present prior period financial statements and disclosures under ASC 840. In addition, we elected the transition package of three practical expedients permitted under the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification and initial direct costs. We completed the necessary changes to our accounting policies, processes, disclosure and internal control over financial reporting.

Adoption of the new standard resulted in the recording of right-to-use assets in the amount of $10,050 and lease liabilities related to operating leases in the amount of $10,050 on our consolidated balance sheet as of February 1, 2019.

Recent Accounting Standards

We implemented all new pronouncements, including the adoption of ASC 842 and 718, that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures.

As of the end of period covered by this report, we carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, we concluded that for reasons discussed in our annual report on Form 10-K for the year ended January 31, 2019, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

As reported in our Form 10-K, management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel, excessive reliance on third party consultants for accounting, financial reporting and related activities, and the lack of any separation of duties. Because of our financial condition it is unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

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

PART II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 24, 2019, we entered into an agreement with Gareth Sheridan, Serguei Melnik and Vitalie Botogros pursuant to which they agreed to exchange a 1,250,000, 625,000 and 625,000 shares of common stock, respectively, for an equal number of shares of Series A Preferred Stock. The issuance of the Series A Preferred Stock is exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. The holders of the Series A Preferred Stock vote with the common stock and receive dividends with the common stock on an as-if converted basis. Each shares of Series A Preferred Stock is convertible into one share of common stock upon happening of a conversion event, as defined. The Series Preferred Stock is automatically converted in the event of a merger, acquisition and sales.

ITEM 6. EXHIBITS.

Exhibits

Exhibit Number	Description of Exhibits
31.1	Section 302 Certificate of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certificate of Chief Executive Officer and Principal Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRIBAND INC.
June 13, 2019

	By:	/s/ Gareth Sheridan
Gareth Sheridan, Chief Executive Officer
(Principal Executive Officer)

June 13, 2019

	By:	/s/ Serguei Melnik
Serguei Melnik, Chief Financial Officer
(Principal Financial Officer)