Form 10-Q
period 2019-07-31
NutriBand Inc.
filed 2019-09-13
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, was 5,423,956 as of September 11, 2019.

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NUTRIBAND INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
	2019	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,833	$474,653
Accounts receivable	70,542	13,088
Prepaid expenses	68,500	102,725
Total Current Assets	152,875	590,466

PROPERTY & EQUIPMENT-net	128,588	146,147

OTHER ASSETS:
Goodwill	1,719,235	1,719,235
Right of use asset-net	19,218	-
Intangible assets-net	333,235	351,770

TOTAL ASSETS	$2,353,151	$2,807,618

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$610,357	$291,781
Customer deposits	-	71,225
Operating lease liability	19,652	-
Note payable	90,000	40,000

Total Current Liabilities	720,009	403,006

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 25,000,000 shares authorized; 5,423,956 shares issued and outstanding at July 31, 2019 and January 31, 2019	5,424	5,424
Additional paid-in-capital	8,832,590	8,579,890
Accumulated other comprehensive loss	(304)	(52)
Accumulated deficit	(7,204,568)	(6,180,650)
Total Stockholders' Equity	1,633,142	2,404,612

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,353,151	$2,807,618

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018

Revenue	$74,913	$-	$268,503	$-

Costs and expenses:
Cost of revenues	117,959	-	316,753	-
Selling, general and administrative expenses	406,566	1,878,772	974,523	2,326,870
Total Costs and Expenses	524,525	1,878,772	1,291,276	2,326,870

Loss from operations	(449,612)	(1,878,772)	(1,022,773)	(2,326,870)

Other income (expense)
Interest expense	(953)	-	(1,145)	-

Loss from operations before provision for income taxes	(450,565)	(1,878,772)	(1,023,918)	(2,326,870)

Provision for income taxes	-	-	-	-

Net loss	$(450,565)	$(1,878,772)	$(1,023,918)	$(2,326,870)

Net loss per share of common stock-basic and diluted	$(0.08)	$(0.36)	$(0.19)	$(0.44)

Weighted average shares of common stock outstanding - basic and diluted	5,423,956	5,310,033	5,423,956	5,265,406

Other Comprehensive Income (Loss):

Net loss	$(573,353)	$(1,878,772)	$(1,023,918)	$(2,326,870)

Foreign currency translation adjustment	-	252	(252)	398

Total Comprehensive Income (Loss)	$(573,353)	$(1,878,520)	$(1,024,170)	$(2,326,472)

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Six Months Ended July 31, 2018					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated
	Total	shares	Amount	Capital	Income(Loss)	Deficit
Balance, February 1, 2018	$121,508	5,219,275	$5,219	$2,966,145	$(446)	$(2,849,410)

Issuance of common stock for services	1,763,950	80,500	80	1,763,870	-	-

Sale of common stock for cash	1,000,000	62,500	63	999,937	-	-

Common stock issued upon the exercise of warrants	500,000	31,250	31	499,969	-	-

Common stock issued for acquisition	1,850,000	62,500	63	1,849,937	-	-

Foreign currency translation adjustment	398	-	-	-	398	-

Net loss for the six months ended July 31, 2018	(2,326,870)	-	-	-	-	(2,326,870)

Balance, July 31, 2018	$2,908,986	5,456,025	$5,456	$8,079,858	$(48)	$(5,176,280)

Six Months Ended July 31, 2019
					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated
	Total	shares	Amount	Capital	Income(Loss)	Deficit
Balance, February 1, 2019	$2,404,612	5,423,956	$5,424	$8,579,890	$(52)	$(6,180,650)

Issuance of warrants for services	252,700	-	-	252,700	-	-

Net loss for the six months ended July 31, 2019	(1,023,918)	-	-	-	-	(1,023,918)

Foreign currency translation adjustment	(252)	-	-	-	(252)	-

Balance, July 31, 2019	$1,633,142	5,423,956	$5,424	$8,832,590	$(304)	$(7,204,568)

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Three Months Ended July 31, 2018					Accumulated
		Common Stock		Additional	Other		Common
		Number of		Paid In	Comprehensive	Accumulated	stock
	Total	shares	Amount	Capital	Income(Loss)	Deficit	to be issued
Balance, April 30, 2018	$(48,944)	5,219,275	$5,219	$2,966,145	$(300)	$(3,297,508)	$277,500

Issuance of common stock for services	1,486,450	80,500	80	1,763,870	-	-	(277,500)

Sale of common stock for cash	1,000,000	62,500	63	999,937	-	-	-

Common stock issued upon the exercise of warrants	500,000	31,250	31	499,969	-	-	-

Common stock issued for acquisition	1,850,000	62,500	63	1,849,937	-	-	-

Foreign currency translation adjustment	252	-	-	-	252	-	-

Net loss for the three months ended July 31, 2018	(1,878,772)	-	-	-	-	(1,878,772)	-

Balance, July 31, 2018	$2,908,986	5,456,025	$5,456	$8,079,858	$(48)	$(5,176,280)	$-

Three Months Ended July 31, 2019					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated
	Total	shares	Amount	Capital	Income(Loss)	Deficit
Balance, April 30, 2019	$2,083,707	5,423,956	$5,424	$8,832,590	$(304)	$(6,754,003)

Net loss for the three months ended July 31, 2019	(450,565)	-	-	-	-	(450,565)

Foreign currency translation adjustment	-	-	-	-	-	-

Balance, July 31, 2019	$1,633,142	5,423,956	$5,424	$8,832,590	$(304)	$(7,204,568)

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	July 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,023,918)	$(2,326,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of the Company by related party	-	24,300
Depreciation and amortization	36,094	347
Amortization of right of use asset	9,609	-
Stock-based compensation	252,700	1,763,950
Changes in operating assets and liabilities:
Inventories	-	(50,473)
Accounts receivable	(57,454)	263
Prepaid expenses	34,225	95,000
Deferred revenue	-	49,000
Deposit on sales	(71,225)	-
Operating lease liability	(9,175)	-
Accounts payable and accrued expenses	318,576	61,541
Net Cash Used In Operating Activities	(510,568)	(382,942)

Cash flows from investing activities:
Purchase of equipment	-	(4,163)
Net Cash Used in Investing Activities	-	(4,163)

Cash flows from financing activities:
Payment of bank overdraft	-	(762)
Proceeds from sale of common stock	-	1,000,000
Proceeds from exercise of warrants	-	500,000
Proceeds from notes payable	50,000	25,000
Payment of notes payable	-	(1,820)
Proceeds from related parties	-	2,500
Payment of related party payables	-	(41,038)
Net Cash Provided by Financing Activities	50,000	1,483,880

Effect of exchange rate on cash	(252)	406

Net change in cash	(460,820)	1,097,181

Cash and cash equivalents - Beginning of period	474,653	-

Cash and cash equivalents - End of period	$13,833	$1,097,181

Supplementary information:

Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Common stock to be issued for services	$-	$1,763,950

Adoption of ASC 842 Operating lease asset and liability	$28,827	$-

Common stock issued for deposit on acquisition	$-	$1,850,000

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Six Months Ended July 31, 2019 And 2018

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Nutriband Inc. (the “Company”) is a Nevada corporation, incorporated on January 4, 2016. In January 2016, the Company acquired Nutriband Ltd., an Irish company which was formed by the Company’s chief executive officer in 2012 to enter the health and wellness market by marketing transdermal patches. References to the Company relate to the Company and its subsidiaries unless the context indicates otherwise.

On August 1, 2018, the Company acquired 4P Therapeutics LLC (“4P Therapeutics”) for $2,250,000, consisting of 62,500 shares of common stock, valued at $1,850,000, and $400,000, and a royalty payable to the former owner of 4P Therapeutics, of 6% on all revenue generated by the Company from the abuse deterrent intellectual property that had been developed by 4P Therapeutics. The former owner of 4P Therapeutics has been a director of the Company since April 2018, when the Company entered into the agreement to acquire 4P Therapeutics.

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

Reverse Stock Split and Reduction in Authorized Common Stock

On June 25, 2019, the Company effected one-for-four reverse split, pursuant to which each share of common stock became and was converted into 0.25 share of common stock, and the Company decreased its authorized common stock from 100,000,000 shares to 25,000,000 shares. The reverse split became effective in the marketplace on July 24, 2019. All share and per share information in these financial statements retroactively reflect the reverse split.

Going Concern

The Company’s consolidated financial statements for the six months ended July 31, 2019 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company did not generate any revenue prior to the quarter ended October 31, 2018. For the six months ended July 31, 2019, the Company generated revenue of $268,503 on which it recorded cost of revenues of $316,753 and a loss from operations of $1,022,773. The Company requires substantial funding to execute its strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining significant additional financing, generating revenue primarily from its professional services to cover its overhead, developing its products, and obtaining FDA approval to market any product it develops and implementing a marketing program for such products. The Company will not be able to generate any revenue from its proposed transdermal pharmaceutical products without FDA approval. These factors raise substantial doubt about ability of the Company to continue as a going concern.

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Six Months Ended July 31, 2019 And 2018

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of July 31, 2019 and the consolidated statements of operations, stockholders’ equity, and cash flows for the periods presented have been prepared by the Company and are unaudited. The consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods pursuant to Rule 8-03 of Regulation S-X, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of January 31, 2019 was derived from audited financial statements of the Company. The Company’s significant accounting policies are found below. These policies should be read in conjunction with Note 1 in the Company’s audited financial statements for the year ended January 31, 2019.

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

Revenue Recognition

The Company recognized revenue in accordance with Topic 606 “Revenue from Contracts with Customers. Topic 606 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to a customer. The Company adopted the guidance under the new revenue standards using the modified retrospective method effective February 1, 2018 and determined no cumulative effect adjusted to retained earnings was necessary upon adoption. Topic 606 requires the Company to recognize revenues when control of the promised goods or services and receipt of payment is probable. The Company recognizes revenue based on the five criteria for revenue recognition established under Topic 606: 1) identify the contract, 2) identify separate performance obligations, 3) determine the transaction price, 4) allocate the transaction price among the performance obligations, and 5) recognize revenue as the performance obligations are satisfied.

Upon adoption, Topic 606 replaced most existing revenue recognition guidance in U.S. GAAP. The adoption of Topic the new revenue recognition standards did not have any impact on its consolidated financial statements since the Company did not recognize any revenue prior to the third quarter of 2018, and all revenue is recognized pursuant to Topic 606.

Revenue Service Types

The following is a description of the Company’s revenue service types, which include professional services and sale of goods:

●	Professional services include contract research and development related services with clients in the life sciences field on an as-needed basis. Deliverables primarily consist of detailed findings and conclusion reports provided to the client for each given research project engaged.

●	Sales revenues are derived from the sale of products. To date, sales related to consumer products sold to the Company’s South Korean distributor. Upon receipt of a purchase order, the Company has the order filled and shipped.

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Six Months Ended July 31, 2019 And 2018

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For the Company’s different revenue types, the performance obligation is satisfied at different times. The Company‘s performance obligations include providing products and professional services in the area of research. The Company recognizes product revenue performance obligations in most cases when the product has shipped to the customer. When the Company performs professional service work, it recognizes revenue when it has the right to invoice the customer for the work completed, which typically occurs on a monthly basis for the work performed during that month.

All revenue recognized in the statement of operations is revenue from contracts with customers.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by service type and by geographical location. The following tables set forth revenue by service type and by geographical location.

Revenue by service type:

	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
Sale of goods	$-	$-	$142,450	$-
Services	74,913	-	126,053	-
Total	$74,913	$-	$268,503	$-

Revenue by geographic location:

	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
United States	$74,913	$-	$126,053	$-
Non-United States	-	-	142,450	-
Total	$74,913	$-	$268,503	$-

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

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Six Months Ended July 31, 2019 And 2018

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of July 31, 2019 and 2018, there were 57,500 and 182,500 common stock equivalents outstanding, respectively, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

Stock-Based Compensation

ASC 718, “Compensation - Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services, and, since February 1, 2019, non-employees, are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

For the six months ended July 31, 2018, the Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. As of February 1, 2019, pursuant to ASU 2018-07, ASC 718 was applied to stock-based compensation for both employees and non-employees.

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Six Months Ended July 31, 2019 And 2018

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Adoption of the new standard resulted in the recording of right-to-use assets in the amount of $28,827 and lease liabilities related to operating leases in the amount of $28,827 on the Company’s consolidated balance sheet as of February 1, 2019. See Note 10, Leases, for Topic 842 disclosures in connection with the adoption of ASU 2016-02.

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

3. PROPERTY AND EQUIPMENT

	July 31,	January 31,
	2019	2018
Lab equipment	$144,585	$144,585
Furniture, fixtures and equipment	19,643	19,643
	164,228	164,228
Less: Accumulated depreciation	(35,640)	(18,081)
Net Property and Equipment	$128,588	$146,147

Depreciation expense amounted to $17,559 and $347 for the six months ended July 31, 2019 and 2018, respectively.

4. DEBT

On September 12, 2017, the Company borrowed $15,000 on an interest-free basis from a minority stockholder. In April 2018, the Company borrowed an additional $25,000 from the minority stockholder. In July 2019, the Company borrowed an additional $50,000. The loans are interest free and due upon demand. The balance due on such loans was $90,000 on July 31, 2019, and $40,000 on January 31, 2019, which is included in notes payable.

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Six Months Ended July 31, 2019 And 2018

5. ACQUISITION OF BUSINESS

On August 1, 2018, the Company acquired 100% of the membership interests of 4P Therapeutics, pursuant to an agreement dated April 5, 2018, for $2,250,000, consisting of 62,500 shares of common stock, valued at $1,850,000, and $400,000, and a royalty payable to the former owner of 4P Therapeutics, of 6% on all revenue generated by us from the abuse deterrent intellectual property that had been developed by 4P Therapeutics. The primary purpose of the acquisition is to acquire the intellectual property of 4P Therapeutics and complete the development and seek FDA approval on a number of transdermal pharmaceutical products under development by 4P Therapeutics which are in the preclinical stage. As a result of the acquisition of 4P Therapeutics, the Company has a pipeline of potential products. Acquisition costs, which were minimal, have been expensed as incurred in accordance with ASC 350.

Details of the net assets acquired are as follows:

Fair Value Recognized
On Acquisition
Equipment	$160,065
Customer base	136,500
Intellectual property	191,900
Trademark	42,300
Goodwill	1,719,235
Net assets acquired	$2,250,000
Satisfied by:
Common stock issued	$(1,850,000)
Cash outflows on acquisition	(400,000)

The following unaudited pro forma condensed financial information presents the combined results of operations of the Company and 4P Therapeutics as if the acquisition occurred as of the beginning of six-month period ended July 31, 2018. The unaudited pro forma condensed financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition occurred at the beginning of the period presented and should not be taken as being representation of the future consolidated results of operations of the Company.

	Six months ended July 31, 2018
	As Reported	Pro Forma
Revenue	$-	$331,864
Net loss	$(2,326,870)	$(2,421,391)
Loss per share of common stock (basic and diluted)	$(0.44)	$(0.46)

6. INTANGIBLE ASSETS AND GOODWILL

At July 31, 2019 and January 31, 2019, intangible assets consisted of intellectual property, customer base and trademarks, net of amortization, as follows:

	July 31,	January 31,
	2019	2019
Customer base	$136,500	$136,500
Intellectual property	234,200	234,200
Goodwill	1,719,235	1,719,235

Total	2,089,935	2,089,935

Less: Accumulated amortization	(37,465)	(18,930)

Net Intangible Assets	$2,052,470	$2,071,005

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Six Months Ended July 31, 2019 And 2018

6. INTANGIBLE ASSETS AND GOODWILL, continued

The value of the intangible assets, consisting of intellectual property and customer base has been recorded at their fair value by the Company after completing a valuation and are being amortized over a period of ten years. Amortization expense for the six months ended July 31, 2019 and 2018 was $18,535 and $-0- respectively.

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

Intangible assets consist of:

Intellectual property	$234,200
Accumulated amortization	(23,815)
Book value at July 31, 2019	$210,385

Customer base	$136,500
Accumulated amortization	(13,650)
Book value at July 31, 2019	$122,850
Total Intangible Assets, Net	$333,235

	Trademarks and Intellectual	Customer
Estimated Amortization:	Property	Base	Total
Year Ended January 31,
2020	$11,710	$6,825	$18,535
2021	23,420	13,650	37,070
2022	23,420	13,650	37,070
2023	23,420	13,650	37,070
2024 and thereafter	128,415	75,075	203,490
	$210,385	$122,850	$333,235

7. RELATED PARTY TRANSACTIONS

a)	The former owner of 4P Therapeutics has been a director of the Company since April 2018, when the Company entered into an agreement to acquire 4P Therapeutics. See Note 4 in connection with the terms of the acquisition of 4P Therapeutics from the former owner. The former owner was not a director of the Company when the acquisition agreement was signed.

b)	During the six months ended July 31, 2018, the Company issued:

(i)	68,000 shares of common stock, valued at $1,419,300, issued to executive officers and their affiliates;
(ii)	7,500 shares of common stock, valued at $222,000, issued to the Company’s independent directors;
(iii)	2,500 shares of common stock, valued at $74,000, issued to the Company’s advisory board member; and
(iv)	2,500 shares of common stock, valued at $48,600, issued to a non-affiliated party for services.

c)	On February 19, 2019, the Company granted an executive officer an option to purchased 25,000 shares of the Company’s common stock at an exercise price equal to 75% of the market price on the date the Company receives notice of exercise. The fair value of the warrant on the date of grant using the Black Scholes model was $252,700 and was expensed during the six months ended July 31, 2019. The warrant expired unexercised on May 19, 2019.

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Six Months Ended July 31, 2019 And 2018

8. COMMON STOCK

During the six months ended July 31, 2018, the Company issued:

(i)	68,000 shares of common stock, valued at $1,419,300, issued to executive officers and their affiliates;
(ii)	7,500 shares of common stock, valued at $222,000, issued to the Company’s independent directors;
(iii)	2,500 shares of common stock, valued at $74,000, issued to the Company’s advisory board member; and
(iv)	2,500 shares of common stock, valued at $48,600, issued to a non-affiliated party for services.

On May 2, 2018, the Company sold to an unrelated party for $1.0 million, 62,500 shares stock and 30-day warrants to purchase 62,500 shares of common stock at $16.00 per share. On May 27, 2018, the unrelated party exercised warrants to purchase 31,250 shares of common stock for proceeds of $500,000 and on June 2, 2018, warrants to purchase 31,250 shares of common stock expired unexercised.

On July 31, 2018, the Company issued 62,500 shares of common stock valued at $1,850,000 representing a portion of the purchase price for the equity of 4P Therapeutics. See Notes 4 and 6.

In November 2018, one of the defendants in the legal proceedings with Advanced Health Brands, Inc., returned 50,000 shares of common stock that had been issued to her, and these shares were cancelled as of January 31, 2019.

On May 24, 2019, the Board of Directors created a series of preferred stock consisting of 2,500,000 shares designated as the Series A Convertible Preferred Stock (“Series A Preferred Stock”). On June 20, 2019, the Series A preferred Stock was terminated and the 2,500,000 shares were restored to the status of authorized but unissued shares of Preferred Stock, without designation as to series, until such stock is once more designated as part of a particular series by the Board of Directors.

9. WARRANTS AND OPTIONS

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company’s common stock issued to non-employees of the Company.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2019	182,500	$6.32	0.35 years	$4,101,000

Granted	-	-	-	-

Expired/Cancelled	(125,000)	2.80	-	-

Exercised	-	-	-	-

Outstanding-period ending July 31, 2019	57,500	$14.00	0.50 years	$1,466,250

Exercisable - period ending July 31, 2019	57,500	$14.00	0.50 years	$1,466,250

The following table summarizes additional information relating to the warrants outstanding at July 31, 2019:

Range of	Number	Remaining Contractual	Exercise Price for Shares	Number	Exercise Price for Shares
Exercise Prices	Outstanding	Life(Years)	Outstanding	Exercisable	Exercisable

$14.00	57,500	0.50	$14.00	57,500	$14.00

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Six Months Ended July 31, 2019 And 2018

9. WARRANTS AND OPTIONS, continued

The following table summarizes the changes in options outstanding and the related price of the shares of the Company’s common stock issued to non-employees of the Company.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2019	-	$-	-	$-

Granted	25,000	25.64	0.05 years	232,750

Expired/Cancelled	(25,000)	25.64	-	-

Exercised	-	-	-	-

Outstanding-period ending July 31, 2019	-	$-	-	$-

Exercisable - period ending July 31, 2019	-	$-	-	$-

10. LEASES

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

The components of lease expense, which are included in cost of revenues and general and administrative expense, based on the underlying uses of the right of use asset, were as follows:

Six Months Ended
July 31, 2019
Amortization of right-of-use asset	$9,609
Interest on lease liability	1,145
Operating lease costs	-
Total Lease Cost	$10,754

Supplementary cash flow information related to leases are as follows:

Six Months Ended
July 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,609
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$28,827

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Six Months Ended July 31, 2019 And 2018

10. LEASES, continued

Supplementary balance sheet information related to leases are as follows:

Operating Leases:
Operating lease right-of -use assets	$19,218
Operating lease liabilities	19,652

Weighted-Average Remaining Lease Term:
Operating leases	1.00

Weighted-Average Discount Rate:
Operating leases	9.24%

Our discount rate is based on our incremental borrowing rate.

Maturities of lease liabilities were as follows as of July 31, 2019:

Operating
Year Ending January 31,	Leases
2020-remaining	$10,320
2021-remaining	10,320
Total undiscounted cash flows	20,640
Less: imputed interest	(988)
Present value of lease liabilities	$19,652

11. CONTINGENCIES

On July 27, 2018, the Company commenced an action in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, against Advanced Health Brands, Inc., Raymond Kalmar, Paul Murphy, Michelle Polly-Murphy, Laura Fillman and John Baker, together with a Motion for Temporary Injunction Without Notice and a Motion for Prejudgment Writ of Replevin arising from the Company’s decision to seek to rescind for misrepresentation the agreement by which the Company acquired advanced Health Brans, Inc. for 1,250,000 shares of common stock valued at $2,500,000 and seek return of the shares. On August 2, 2018, the court entered a Temporary Injunction Without Notice and an Order to Show Cause against the defendants. Defendants Kalmar, Murphy, Polly-Murphy, and Baker have filed a Motion to Dismiss our Verified Complaint, Motion to Dissolve Temporary Injunction Without Notice and Response to Order to Show Cause, and Motion to Compel Arbitration. On January 4, 2019, the court in the Advanced Health Brands, Inc. litigation dismissed the Company’s complaint with prejudice, and directed the defendants to assign the Company within 30 days, the six patents never duly transferred to the Company. On February 1, 2019, the Company appealed the court’s order. In November 2018, one of the defendants returned the 50,000 shares that had been issued to her, and these shares were cancelled as of January 31, 2019.

On August 22, 2018, four of the defendants in the Florida action described in the previous paragraph filed a complaint against the Company in the Franklin County, Ohio Court of Common Pleas seeking a declaratory judgment permitting them to sell the shares of common stock they received pursuant to the acquisition agreement. The parties have agreed to a stay pending the outcome of the Florida litigation.

On April 29, 2019, the Company filed a securities fraud action in the U.S. District Court for the Eastern District of New York against Raymond Kalmar, Paul Murphy, Michelle Polly-Murphy, Advanced Health Brands and TD Therapeutic, Inc. In the complaint the Company alleges that in 2017, the defendants fraudulently and deceitfully obtained 1,250,000 shares of common stock by orchestrating a months-long scheme to defraud us. We are seeking the return of the 1,200,000 shares of common stock and monetary damages resulting from the defendants’ fraudulent conduct. The defendants filed a motion to dismiss.

12. SUBSEQUENT EVENTS

On August 14, 2019, the Company borrowed an additional $50,000 from a minority stockholder, bringing the total loans from the minority stockholder to $140,000. See Note 4.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are primarily engaged in the development of a portfolio of transdermal pharmaceutical products. Our lead product is our abuse deterrent fentanyl transdermal system which we are developing to provide clinicians and patients with an extended-release transdermal fentanyl product for use in managing chronic pain requiring around the clock opioid therapy combined with properties designed to help combat the opioid crisis by deterring the abuse and misuse of fentanyl patches. In November 2018, we raised $500,000 from the sale of our common stock, and we have used the proceeds from that sale for working capital, expenses in connection with our proposed public offering and preliminary preclinical development efforts for our abuse deterrent fentanyl transdermal system. We believe that our abuse deterrent technology can also be utilized in transdermal patches to deter the abuse of other drugs and we are exploring follow-on applications. In addition, we are also exploring the development of generic transdermal patches and the application of our transdermal technology for the transdermal delivery of commercially available drugs or biologics that are typically delivered by injection.

Through July 31, 2018, our business was the development of a line of consumer and health products that are delivered through a transdermal patch which we plan to sell internationally. Consumer products are products that are sold over the counter and do not require a prescription. Most of our consumer products require FDA approval for sale in the United States, and we have not sought to obtain, and we do not plan to seek to obtain, FDA approval to market these product in the United States at this time. Presently our efforts with respect to our consumer transdermal products is limited to our distribution agreement with one distributor which is planning to market our consumer products in South Korea upon receipt of regulatory approval. Through July 31, 2019, we generated modest revenue from the sale of our consumer products to our South Korean distributor, which is conducting preliminary marketing activities in South Korea pending obtaining the necessary regulatory approvals necessary to market the products to consumers in South Korea. We did not generate any revenue from this distributor in the quarter ended July 31, 2019. Since our South Korean distributor has not yet obtained the necessary regulatory approval to market our consumer products in South Korea, we do not anticipate generating any significant revenue from this distributor during the balance of the year ending January 31, 2020. We cannot assure you that our South Korean distributor will obtain necessary regulatory approval in South Korea or in any other country in which it has distribution rights or that, if it does obtain the necessary approval, that we will generate any significant revenue from the distributor. Our agreement with this distributor had an initial term which initially expired on April 30, 2019 and was extended to April 30, 2020. The agreement provides for an automatic renewal for an additional three years and for five-year terms thereafter if certain minimum purchases are made.

With our acquisition of 4P Therapeutics on August 1, 2018, our focus changed, and we are seeking to develop and seek FDA approval on a number of transdermal pharmaceutical products under development by 4P Therapeutics. As a result of the acquisition of 4P Therapeutics, we have a pipeline of potential products.

4P Therapeutics has not generated any revenue from any of its products under development. Rather, prior to our acquisition, 4P Therapeutics generated revenue to provide cash for its operations through contract research and development and related services for a small number of clients in the life sciences field on an as-needed basis. We are, for the near term, continuing this activity, although we do not anticipate that it will generate significant revenues or gross margin. Currently, there are no long-term contractual obligations for us, and either party can terminate at any time. During the six months ended July 31, 2019, we experienced a significant decline in revenue from 4P Therapeutics’ largest customer, as a result of which our revenue from 4P Therapeutics was $126,053. Our revenue from our South Korean distributor for the six months ended July 31, 2019 was $143,450, all of which was generated in the three months ended April 30, 2019. Our cost of revenue for the six months ended July 31, 2019 was $316,753. Our cost of revenue includes fixed expenses, such as the compensation for Dr. Alan Smith, who is our chief operating officer and president of 4P Therapeutics, and the rent for 4P Therapeutics’ facilities. As a result, if we cannot generate sufficient revenue to cover the fixed expenses of 4P Therapeutics, we will continue to generate a negative gross margin from these operations.

With the change in our focus, our capital requirement have increased substantially. The process of developing pharmaceutical products and submitting them for FDA approval is both time consuming and expensive, with no assurance of obtaining approval from the FDA to market our product in the United States. We have budgeted $5.0 million for research and development of our abuse deterrent fentanyl transdermal system, including clinical manufacturing and clinical trials that need to be completed in order to obtain FDA approval. However, the total cost could be substantially in excess of that amount. We do not presently have the funds to enable us to develop our lead product, and we are seeking funding from a proposed public offering for this purpose. We have filed a registration statement with respect to a proposed public offering. Even if we complete the offering, the net proceeds of the offering will not be sufficient for us to complete the development and clinical testing necessary for FDA approval for our lead product. In the event that we are not able to complete the offering, we may be unable to raise the funds necessary to develop our lead product.

In the event that we are not able to complete our proposed public offering, we cannot assure you that we will be able to raise the funds to finance our operations, either through a private placement or a joint venture agreement or strategic relationship, and, if we cannot raise funds as required, we may not be able to fund the development of our product pipeline. Any money we raise in either the proposed public offering or private placement will most likely be at a discount to the then current market price and the discount could be significant, which would result in significant dilution to our stockholders with no assurance any proceeds we raise will be sufficient for us to complete the development of our lead product.

Results of Operations

Three and Six Months Ended July 31, 2019 and 2018

We did not generate revenues during the three months ended July 31, 2018. For the three months ended July 31, 2019, we generated revenue of $74,913 and our costs of revenues were $117,959 resulting in negative gross profit of $43,046. Our revenue was derived from the continuation of research and development contracts of the type that 4P Therapeutics performed prior to our acquisition. There were no sales of transdermal products during the second quarter. Our cost of revenue for our research and development contract in both the three and six month periods includes fixed expenses, such as the compensation for Dr. Alan Smith, who is our chief operating officer and president of 4P Therapeutics, and the rent for 4P Therapeutics’ facilities. As a result, if we cannot generate sufficient revenue to cover the fixed expenses of 4P Therapeutics, we will continue to generate a negative gross margin from these operations.

For the three months ended July 31, 2019, our selling, general and administrative expenses were $406,566, primarily legal, accounting and payroll expense, compared to $1,876,772 in the three months ended July 31, 2018. The decrease from 2018 is primarily due to a decrease in payroll related expenses offset by an increase in legal during the quarter. We had no stock-based compensation for the three months ended July 31, 2019 as compared stock-based compensation of $1,486,450 for the three months ended July 31, 2018.

We incurred interest expense of $953 for the three months ended July 31, 2019. We had no interest expense in the three months ended July 31, 2018.

As a result of the foregoing, we sustained a net loss of $450,565, or $(0.08) per share (basic and diluted), for the three months ended July 31, 2019, as compared with a loss of $1,876,772, or $(0.36) per share (basic and diluted), for the three months ended July 31, 2018.

We did not generate any revenues during the six months ended July 31, 2018. For the six months ended July 31, 2019, we generated revenue of $268,503 and our costs of revenues were $316,753, resulting in negative gross profit of $48,250. Our revenue was derived from two sources – a continuation of research and development contracts of the type that 4P Therapeutics performed prior to our acquisition, which accounted for $126,053, and sales of our consumer transdermal product to our South Korean distributor, which accounted for $142,450, which were generated during the quarter ended April 30, 2019. The sales related to purchases by our South Korean distributor for its preliminary marketing efforts since the product has not obtained regulatory approval for retail sales. We anticipate that all of our revenue for the quarter ended October 31, 2019 will be generated from research and development contracts. Our cost of revenue was $225,285 for our research and development contracts and $91,468 for the consumer patches. Since we do not have the funds for the development of our lead product, the 4P Therapeutics fixed costs are allocated to the contract services that we perform for clients.

For the six months ended July 31, 2019 our selling, general and administrative expenses were $974,523, primarily legal, accounting and payroll expense, compared to $2,326,870 in the six months ended July 31, 2018. The decrease from 2018 is primarily due to a decrease in payroll related expenses offset by an increase in legal fees during the six months. Stock-based compensation was $252,700 for the six months ended July 31, 2019 and $1,763,950 for the six months ended July 31, 2018.

We incurred interest expense of $1,145 for the six months ended July 31, 2019. We had no interest expense in the six months ended July 31, 2018.

As a result of the foregoing, we sustained a net loss of $1,023,918, or $(0.19) per share (basic and diluted) for the six months ended July 31, 2019, compared with a loss of $2,326,870, or $(0.44) per share (basic and diluted) for the six months ended July 31, 2018.

Liquidity and Capital Resources

As of July 31, 2019, we had $13,833 in cash and cash equivalents and a working capital deficiency of $567,134, as compared with cash and cash equivalents of $474,653 and working capital of $187,460 at January 31, 2019.

For the six months ended July 31, 2019, we used cash of $510,568 in our operations. The principal adjustments to our net loss of $1,023,918 were stock-based compensation of $252,700, an increase in accounts payable and accrued expenses of $318,576, a decrease in prepaid expenses of $34,225, depreciation and amortization of $36,094 offset by an increase in accounts receivable of $57,454 and a decrease in customer deposits of $71,225.

For the six months ended July 31, 2018, we used $382,942 in our operations. The principal adjustments to our net loss of $2,326,870, were stock-based compensation of $1,763,950, an increase is accounts payable and accrued expenses of $61,541, a decrease in prepaid expenses of $95,000 and expenses paid by a related party of $24,300. During the six months ended July 31, 2018, our only business was our consumer patches.

For the six months ended July 31, 2019, we had no cash flow from investing activities. For the six months ended July 31, 2018, we used $4,163 in investing activities, representing the purchase of equipment

Our cash flow from financing activities in the six months ended July 31, 2019 consisted of $50,000 from the issuance of notes. For the six months ended July 31, 2018, we had cash flow from financing activities of $1,483,880, consisting of $1,000,000 from the sale of common stock, $500,000 from the exercise of warrants, $25,000 from the issuance of notes, $2,500 from an advance from related parties, offset by $41,038 in payment of related party payables and $1,820 in payment of notes payable.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Going Concern

Our consolidated financial statements for the six months ended July 31, 2019 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities in the normal course of business. We did not generate any revenue prior to the quarter ended October 31, 2018. For the six months ended July 31, 2019, we generated revenue of $268,503 on which we recorded a negative gross profit of $48,250 and a loss from operations of $1,022,773. During the six months ended July 31, 2019, our 4P Therapeutics subsidiary generated revenues of $126,053 and cost of revenues of $225,285 resulting from a significant decrease in sales from the division’s major customer with the result that the revenue was insufficient to cover the fixed costs that are included in cost of revenue. Further, the revenue from the sales of consumer products reflects sales to our South Korean distributor, for its preliminary marketing efforts, and until it has obtained regulatory clearance to sell the products at retail, we do not anticipate generating significant revenues from our South Korean distributor, which is our only distributor. We require substantial funding to execute our strategic business plan. Successful business operations and our transition to attaining profitability are dependent upon obtaining significant additional financing, generating revenue primarily from our professional services to cover our overhead, developing our products, and obtaining FDA approval to market any product we develop and implementing a marketing program for such products. We will not be able to generate any revenue from our proposed transdermal pharmaceutical products without FDA approval. These factors raise substantial doubt about our ability to continue as a going concern.

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

Revenue Service Types

The following is a description of our revenue service types, which include professional services and sales of goods:

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

Intangible Assets

Intangible assets include intellectual property and other customer base acquired through business combinations. We account for Other Intangible Assets under the guidance of ASC 350, “Intangibles-Goodwill and Other.” We capitalize certain costs related to patent technology, as a substantial portion of the purchase price related to our acquisition has been assigned to the intellectual property and other intangibles. Under the guidance, other intangible assets with definite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are tested annually for impairment. Intellectual property and customer base are being amortized over their useful lives of ten years.

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value. In accordance with ASC 350, we do not amortize goodwill.

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

Stock-Based Compensation

ASC 718, “Compensation — Stock Compensation,” prescribes accounting and reporting standards for all stock-based payment transactions in which employee services, and, since February 1, 2019, non-employee services, are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments such as employee stock ownership plans and stock appreciation rights. Stock-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

For the six months ended July 31, 2018, we account for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity — Based Payments to Non-Employees.” Measurement of stock-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

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

Adoption of the new standard resulted in the recording of right-to-use assets in the amount of $28,827 and lease liabilities related to operating leases in the amount of $28,827 on our consolidated balance sheet as of February 1, 2019.

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

Evaluation of Disclosure Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

No changes were made to our internal controls in the quarterly period covered by this report that have materially affected, or are reasonably likely materially to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

On April 23, 2019, we entered into employment agreements with Gareth Sheridan and Sergei Melnik pursuant to which we agree to employ Mr. Sheridan as chief executive officer and Mr. Melnik as chief financial officer. The agreements also provide that we will include each of them as our nominee for director. The agreements have a term ending on January 31, 2024, and continue on a year-to-year basis thereafter unless terminated by either party on not less than 30 days’ notice given prior to the expiration of the initial term or any one-year extension, Pursuant to the employment agreements, Mr. Sheridan is currently receiving compensation at the annual rate of $42,000, and Mr. Melnik is not currently receiving any compensation. Commencing with the month in which we have raised at least $2,500,000 from the public or private financing of our equity securities, they will each receive salary at the annual rate of $170,000.

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
September 12, 2019
	By:	/s/ Gareth Sheridan
Gareth Sheridan, Chief Executive Officer
(Principal Executive Officer)

September 12, 2019
	By:	/s/ Serguei Melnik
Serguei Melnik, Chief Financial Officer
(Principal Financial Officer)