Form 10-Q
period 2019-10-31
NutriBand Inc.
filed 2019-12-12
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, was 5,423,956 shares as of December 10, 2019.

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
	2019	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$97,470	$474,653
Accounts receivable	71,989	13,088
Prepaid expenses	93,917	102,725
Total Current Assets	263,376	590,466

PROPERTY & EQUIPMENT-net	119,809	146,147

OTHER ASSETS:
Goodwill	1,719,235	1,719,235
Right of use asset-net	14,414	-
Intangible assets-net	323,968	351,770

TOTAL ASSETS	$2,440,802	$2,807,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$683,742	$291,781
Customer deposits	-	71,225
Operating lease liability	14,906	-
Derivative liability	478,852
Notes payable	190,000	40,000
Convertible debt- net of debt discount of $270,000 and $-0- as of October 31, 2019 and January 31, 2019, respectively	-	-
Total Current Liabilities	1,367,500	403,006

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 25,000,000 shares authorized; 5,423,956 shares issued and outstanding at October 31, 2019 and January 31, 2019	5,424	5,424
Additional paid-in-capital	9,026,024	8,579,890
Accumulated other comprehensive loss	(304)	(52)
Accumulated deficit	(7,957,842)	(6,180,650)
Total Stockholders’ Equity	1,073,302	2,404,612

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,440,802	$2,807,618

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the		For the
	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018

Revenue	$82,567	$162,815	$351,070	$162,815

Costs and expenses:
Cost of revenues	106,126	206,283	422,879	206,283
Selling, general and administrative expenses	307,015	445,152	1,281,538	2,772,022
Total Costs and Expenses	413,141	651,435	1,704,417	2,978,305

Loss from operations	(330,574)	(488,620)	(1,353,347)	(2,815,490)

Other income (expense)
Derivative expense	(352,136)		(352,136)	-
Loss on change in fair value of derivative	(70,150)	-	(70,150)	-
Interest expense	(414)	-	(1,559)	-
	(422,700)	-	(423,845)	-

Loss from operations before provision for income taxes	(753,274)	(488,620)	(1,777,192)	(2,815,490)

Provision for income taxes	-	-	-	-

Net loss	$(753,274)	$(488,620)	$(1,777,192)	$(2,815,490)

Net loss per share of common stock-basic and diluted	$(0.14)	$(0.09)	$(0.33)	$(0.53)

Weighted average shares of common stock outstanding
- basic and diluted	5,423,956	5,456,025	5,423,956	5,265,406

Other Comprehensive Income (Loss):

Net loss	$(753,274)	$(488,620)	$(1,777,192)	$(2,815,490)

Foreign currency translation adjustment	-	(4)	(252)	394

Total Comprehensive Income (Loss)	$(753,274)	$(488,624)	$(1,777,444)	$(2,815,096)

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended October 31, 2018

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated
	Total	shares	Amount	Capital	Income (Loss)	Deficit
Balance, February 1, 2018	$121,508	5,219,275	$5,219	$2,966,145	$(446)	$(2,849,410)

Issuance of common stock for services	1,763,950	80,500	80	1,763,870	-	-

Sale of common stock for cash	1,000,000	62,500	63	999,937	-	-

Common stock issued uon the exercise of warrants	500,000	31,250	31	499,969	-	-

Common stock issued for acquisition	1,850,000	62,500	63	1,849,937	-	-

Foreign currency translation adjustment	394	-	-	-	394	-

Net loss for the nine months ended October 31, 2018	(2,815,490)	-	-	-	-	(2,815,490)

Balance, October 31, 2018	$2,420,362	5,456,025	$5,456	$8,079,858	$(52)	$(5,664,900)

Nine Months Ended October 31, 2019

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated
	Total	shares	Amount	Capital	Income (Loss)	Deficit
Balance, February 1, 2019	$2,404,612	5,423,956	$5,424	$8,579,890	$(52)	$(6,180,650)

Issuance of warrants for services	252,700	-	-	252,700	-	-

Relative fair value of warrants issued with debt	193,434			193,434

Net loss for the nine months ended October 31, 2019	(1,777,192)	-	-	-	-	(1,777,192)

Foreign currency translation adjustment	(252)	-	-	-	(252)	-

Balance, October 31, 2019	$1,073,302	5,423,956	$5,424	$9,026,024	$(304)	$(7,957,842)

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended October 31, 2018

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated
	Total	shares	Amount	Capital	Income (Loss)	Deficit
Balance, August 1, 2018	$2,908,986	5,456,025	$5,456	$8,079,858	$(48)	$(5,176,280)

Foreign currency translation adjustment	(4)	-	-	-	(4)	-

Net loss for the three months ended October 31, 2018	(488,620)	-	-	-	-	(488,620)

Balance, October 31, 2018	$2,420,362	5,456,025	$5,456	$8,079,858	$(52)	$(5,664,900)

Three Months Ended October 31, 2019

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated
	Total	shares	Amount	Capital	Income (Loss)	Deficit
Balance, August 1, 2019	$1,633,142	5,423,956	$5,424	$8,832,590	$(304)	$(7,204,568)

Relative fair value of warrants issued with debt	193,434			193,434

Net loss for the three months ended October 31, 2019	(753,274)	-	-	-	-	(753,274)

Foreign currency translation adjustment	-	-	-	-	-	-

Balance, October 31, 2019	$1,073,302	5,423,956	$5,424	$9,026,024	$(304)	$(7,957,842)

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	October 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,777,192)	$(2,815,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of the Company by related party	-	24,300
Depreciation and amortization	54,140	59,527
Derivative expense	352,136	-
Loss on change in fair value of derivative	70,150	-
Amortization of right of use asset	14,413	-
Stock-based compensation	252,700	1,763,950
Changes in operating assets and liabilities:
Accounts receivable	(58,901)	(93,930)
Prepaid expenses	8,808	80,320
Customer deposits	(71,225)	-
Operating lease liability	(13,921)	-
Accounts payable and accrued expenses	391,961	158,751
Net Cash Used In Operating Activities	(776,931)	(822,572)

Cash flows from investing activities:
Payment on acquisition	-	(400,000)
Purchase of equipment	-	(4,163)
Net Cash Used in Investing Activities	-	(404,163)

Cash flows from financing activities:
Payment of bank overdraft	-	(762)
Proceeds from sale of common stock	-	1,000,000
Proceeds from exercise of warrants	-	500,000
Proceeds from notes payable	150,000	25,000
Proceeds from sale of convertible debt and warrants	250,000	-
Payment of notes payable	-	(1,820)
Proceeds from related parties	4,250	2,500
Payment of related party payables	(4,250)	(41,038)
Net Cash Provided by Financing Activities	400,000	1,483,880

Effect of exchange rate on cash	(252)	400

Net change in cash	(377,183)	257,545

Cash and cash equivalents - Beginning of period	474,653	-

Cash and cash equivalents - End of period	$97,470	$257,545

Supplementary information:

Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Common stock to be issued for services	$-	$1,763,950

Adoption of ASC 842 Operating lease asset and liability	$28,827	$-

Common stock issued for deposit on acquisition	$-	$1,850,000

Debt discount on convertible notes	$270,000	$-

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Nine Months Ended October 31, 2019 and 2018

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

With the acquisition of 4P Therapeutics, 4P Therapeutics’ drug development business became the Company’s principal business. The Company’s approach is to use generic drugs that are off patent and incorporate them into the Company’s transdermal drug delivery system. Although these medications have received FDA approval in oral or injectable form, the Company needs to conduct a transdermal product development program which will include the preclinical and clinical trials that are necessary to receive FDA approval before the Company can market any pharmaceutical transdermal products.

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

Going Concern

The Company’s consolidated financial statements for the nine months ended October 31, 2019 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company did not generate any revenue prior to the quarter ended October 31, 2018. For the nine months ended October 31, 2019, the Company generated revenue of $351,070 on which it recorded cost of revenues of $422,879 and a loss from operations of $1,353,347. The Company requires substantial funding to execute its strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining significant additional financing, generating revenue primarily from its professional services to cover its overhead, developing its products, and obtaining FDA approval to market any product it develops and implementing a marketing program for such products. The Company will not be able to generate any revenue from its proposed transdermal pharmaceutical products without FDA approval. These factors raise substantial doubt about ability of the Company to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of October 31, 2019 and the consolidated statements of operations, stockholders’ equity, and cash flows for the periods presented have been prepared by the Company and are unaudited. The consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods pursuant to Rule 8-03 of Regulation S-X, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of January 31, 2019 was derived from audited financial statements of the Company. The Company’s significant accounting policies are found below. These policies should be read in conjunction with Note 1 in the Company’s audited financial statements for the year ended January 31, 2019.

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Nine Months Ended October 31, 2019 and 2018

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

as of and for the Nine Months Ended October 31, 2019 and 2018

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For the Company’s different revenue types, the performance obligation is satisfied at different times. The Company’s performance obligations include providing products and professional services in the area of research. The Company recognizes product revenue performance obligations in most cases when the product has shipped to the customer. When the Company performs professional service work, it recognizes revenue when it has the right to invoice the customer for the work completed, which typically occurs on a monthly basis for the work performed during that month.

All revenue recognized in the statement of operations is revenue from contracts with customers.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by service type and by geographical location. The following tables set forth revenue by service type and by geographical location.

Revenue by service type:

	Three months ended October 31,		Nine months ended October 31,
	2019	2018	2019	2018
Sale of goods	$-	$49,000	$142,450	$49,000
Services	82,567	113,815	208,620	113,815
Total	$82,567	$162,815	$351,070	$162,815

Revenue by geographic location:

	Three months ended October 31,		Nine months ended October 31,
	2019	2018	2019	2018
United States	$82,567	$113,815	$208,620	$113,815
Non-United States	-	49,000	142,450	49,000
Total	$82,567	$162,815	$351,070	$162,815

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

Intangibles Assets

Intangibles assets include trademarks, intellectual property and customer base acquired through business combinations. The Company accounts for Other Intangible Assets under the guidance of ASC 350, “Intangibles-Goodwill and Other.” The Company capitalizes certain costs related to patent technology. A substantial component of the purchase price related to the Company’s acquisition of 4P Therapeutics in 2018 has also been assigned to intellectual property and other intangibles. Under the guidance, other intangible assets with definite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are tested annually for impairment. Trademarks, intellectual property and customer base are being amortized over their estimated useful lives of ten years.

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Nine Months Ended October 31, 2019 and 2018

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of October 31, 2019 and 2018, there were 133,214 and 182,500 common stock equivalents outstanding, respectively, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

For the nine months ended October 31, 2018, the Company accounted for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. As of February 1, 2019, pursuant to ASU 2018-07, ASC 718 was applied to stock-based compensation for both employees and non-employees.

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

as of and for the Nine Months Ended October 31, 2019 and 2018

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

Fair Value Measurements

FASB ASC 820, “Fair Value Measurements and Disclosure” (“ASC 820”), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be to measure fair value.

The Company utilizes the accounting guidance for fair value measurements and disclosures for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis during the reporting period. The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the best use of the asset or liability at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability. ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Level 1 -Observable inputs such as quoted market prices in active markets.

Level 2 -Inputs other than quoted prices in active markets that are either directly or indirectly observable.

Level 3 -Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of our financial instruments including cash and cash equivalents, accounts receivable, prepaid expenses, and accrued expenses approximate their fair value due to the short maturities of these financial instruments.

Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. The recorded values of all other financial instruments approximate their current fair value because of their nature and respective short maturity dates or durations.

Our financial assets and liabilities carried at fair value measured on a recurring basis as of October 31, 2019, consisted of the following:

	Total fair value at October 31, 2019	Quoted Price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	$	$	$	$
Description:
Derivative liability (1)	478,852	-	-	478,852
Total	478,852	-	-	478,852

(1)	The Company has estimated the fair value of this liability using the Binomial Model.

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Nine Months Ended October 31, 2019 and 2018

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value on the balance sheet. The Company uses estimates at fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, when available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The value presented may not represent future fair values and may not be reliable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of October 31, 2019, the Company had a $478,852 derivative liability.

Fair value estimates are made at a specific point in time, based on relevant market information about the financial statement. These estimates are subjective in nature and involve uncertainties and matter of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

3.	PROPERTY AND EQUIPMENT

	October 31,	January 31,
	2019	2019
Lab equipment	$144,585	$144,585
Furniture, fixtures and equipment	19,643	19,643
	164,228	164,228

Less: Accumulated depreciation	(44,419)	(18,081)
Net Property and Equipment	$119,809	$146,147

Depreciation expense amounted to $26,338 and $347 for the nine months ended October 31, 2019 and 2018, respectively.

4.	NOTES PAYABLE/CONVERTIBLE DEBT

On September 12, 2017, the Company borrowed $15,000 on an interest-free basis from a minority stockholder. In April 2018, the Company borrowed an additional $25,000 from the minority stockholder. During 2019, the Company borrowed an additional $150,000. The loans are interest free and due upon demand. The balance due on such loans was $190,000 on October 31, 2019, and $40,000 on January 31, 2019, which is included in notes payable.

During the nine months ended October 31, 2019, the Company’s chief financial officer advanced the Company $4,250, all of which was repaid as of October 31, 2019.

On October 30, 2019, the Company entered into a securities purchase agreement with two investors pursuant to which the Company issued to the investors (i) 6% one-year convertible promissory notes in the principal amount of $270,000 and (ii) three-year warrant to purchase 50,000 shares of common stock at an exercise price equal to the lesser of (i) $20.90 or (ii) if the Company completes a public offering, 110% of the initial public offering price of the common stock in the public offering. The gross proceeds from this financing were $250,000, and net proceeds were approximately $203,000.

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Nine Months Ended October 31, 2019 and 2018

The notes are convertible at a conversion price equal to the lesser of (i) the per share price of our common stock offered in a public offering or (ii) the variable conversion price, which is defined as 70% of the lowest trading price of the common stock during the 20 trading days preceding the date of conversion. The conversion price and the percentage of the trading price is subject to downward adjustment in the event the Company fails to comply with the obligations under the notes. The Company has the right to prepay the notes during the 180 days following the issuance of the notes at a premium of 115% of the outstanding principal and interest during the 60 days following the date of issuance of the note, which percentage increases to 125% during the remainder of the 180 day period. The Company is required to pay the notes one business day after the closing of the first to occur of (a) the next public offering of the Company’s securities or (b) the next private placement of the Company’s equity or debt securities in which the Borrower received net proceeds of at least $1.0 million, (c) issuance of securities pursuant to an equity line of credit or (d) a financing with a bank or other institutional lender.

The Company recorded a debt discount of $270,000 as of October 31, 2019. The debt discount will be amortized over the life of the note.

The Company is also required to increase its authorized common stock to 250,000,000 shares as soon as practical, but in event later than 90 days following the date the securities purchase agreement, which would be January 28, 2020.

5.	ACQUISITION OF BUSINESS

On August 1, 2018, the Company acquired 100% of the membership interests of 4P Therapeutics, pursuant to an agreement dated April 5, 2018, for $2,250,000, consisting of 62,500 shares of common stock, valued at $1,850,000, a payment of $400,000, and a royalty payable to the former owner of 4P Therapeutics of 6% on all revenue generated by us from the abuse deterrent intellectual property that had been developed by 4P Therapeutics. The primary purpose of the acquisition is to acquire the intellectual property of 4P Therapeutics and complete the development and seek FDA approval on a number of transdermal pharmaceutical products under development by 4P Therapeutics which are in the preclinical stage. As a result of the acquisition of 4P Therapeutics, the Company has a pipeline of potential products. Acquisition costs, which were minimal, have been expensed as incurred in accordance with ASC 350.

Details of the net assets acquired are as follows:

Fair Value Recognized
On Acquisition
Equipment	$160,065
Customer base	136,500
Intellectual property	234,200
Goodwill	1,719,235
Net assets acquired	$2,250,000
Satisfied by:
Common stock issued	(1,850,000)
Cash outflows on acquisition	$400,000)

The following unaudited pro forma condensed financial information presents the combined results of operations of the Company and 4P Therapeutics as if the acquisition occurred as of the beginning of nine-month period ended July 31, 2018. The unaudited pro forma condensed financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition occurred at the beginning of the period presented and should not be taken as being representation of the future consolidated results of operations of the Company.

	Nine months ended October 31, 2018
	As Reported	Pro Forma
Revenue	$162,815	$494,679
Net loss	$(2,815,490)	$(2,910,123)
Loss per share of common stock (basic and diluted)	$(0.53)	$(0.55)

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Nine Months Ended October 31, 2019 and 2018

6.	INTANGIBLE ASSETS AND GOODWILL

At October 31, 2019 and January 31, 2019, intangible assets consisted of intellectual property, customer base and trademarks, net of amortization, as follows:

	October 31,	January 31,
	2019	2019
Customer base	$136,500	$136,500
Intellectual property	234,200	234,200
Goodwill	1,719,235	1,719,235

Total	2,089,935	2,089,935

Less: Accumulated amortization	(46,732)	(18,930)

Net Intangible Assets	$2,043,203	$2,071,005

The value of the intangible assets, consisting of intellectual property and customer base has been recorded at their fair value by the Company after completing a valuation and are being amortized over a period of ten years. Amortization expense for the nine months ended October 31, 2019 and 2018 was $27,802 and $-0- respectively.

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

Intangible assets consist of:

Intellectual property	$234,200
Accumulated amortization	(29,670)
Book value at October 31, 2019	$204,530

Customer base	$136,500
Accumulated amortization	(17,062)
Book value at October 31, 2019	$119,438
Total Intangible Assets, Net	$323,968

	Trademarks and	Customer
Estimated Amortization:	Intellectual Property	Base	Total
Year Ended January 31,
2020	$5,855	$3,413	$9,268
2021	23,420	13,650	37,070
2022	23,420	13,650	37,070
2023	23,420	13,650	37,070
2024 and thereafter	128,415	75,075	203,490
	$204,530	$119,438	$323,968

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Nine Months Ended October 31, 2019 and 2018

7.	DERIVATIVE LIABILITIES

The embedded conversion option of the convertible debentures described in Note 4 contain conversion features that qualify for embedded derivative classification. The fair value of the liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

The table below sets forth a summary in the fair value of the Company’s Level 3 financial liabilities:

October 31, 2019
Balance at the beginning of the period	$-

Fair value of derivative liabilities in excess of notes proceeds received	408,702

Change in value of embedded conversion option	70,150

$478,852

The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option liabilities as their fair value were determined by using the Binomial Model based on various assumptions.

At issuance, the expected volatility was 159.01%; risk-free interest rate of 1.58%; and expected term of one year. For the re-valuation at October 31, 2019, the expected volatility was 159.54%; risk-free interest rate of 1.58%; and expected term of one year.

8.	RELATED PARTY TRANSACTIONS

a)	The former owner of 4P Therapeutics has been a director of the Company since April 2018, when the Company entered into an agreement to acquire 4P Therapeutics. See Note 4 in connection with the terms of the acquisition of 4P Therapeutics from the former owner. The former owner was not a director of the Company when the acquisition agreement was signed.

b)	During the nine months ended October 31, 2018, the Company issued 68,000 shares of common stock, valued at $1,419,300, issued to executive officers and their affiliates; and 7,500 shares of common stock, valued at $222,000, issued to the Company’s independent directors.

c)	On February 19, 2019, the Company granted an executive officer an option to purchased 25,000 shares of the Company’s common stock at an exercise price equal to 75% of the market price on the date the Company receives notice of exercise. The fair value of the warrant on the date of grant using the Black Scholes model was $252,700 and was expensed during the nine months ended October 31, 2019. The warrant expired unexercised on May 19, 2019.

d)	During the nine months ended October 31, 2019, the Company’s chief financial officer advanced the Company $4,250, all of which was repaid as October 31, 2019.

9.	COMMON STOCK

During the nine months ended October 31, 2018, the Company issued a total of 80,500 shares for services valued at $1,763,950 as follows:

(i)	68,000 shares of common stock, valued at $1,419,300, issued to executive officers and their affiliates;
(ii)	7,500 shares of common stock, valued at $222,000, issued to the Company’s independent directors;
(iii)	2,500 shares of common stock, valued at $74,000, issued to the Company’s advisory board member; and
(iv)	2,500 shares of common stock, valued at $48,600, issued to a non-affiliated party for services.

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

as of and for the Nine Months Ended October 31, 2019 and 2018

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

10.	WARRANTS AND OPTIONS

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company’s common stock issued to non-employees of the Company.

		Weighted average Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2019	182,500	$6.32	0.35 years	$4,101,000

Granted	50,000	20.90	3.00 years	-

Expired/Cancelled	(125,000)	2.80	-	-

Exercised	-	-	-	-

Outstanding-period ending October 31, 2019	107,500	$17.21	1.53 years	$837,500

Exercisable - period ending October 31, 2019	107,500	$17.21	1.53 years	$837,500

[1]	The exercise price for these warrants is the lesser of (i) $20.90 or, (ii) if the Company completes a public offering of its common stock, 110% of the initial public offering price of the Common Stock in the next firm commitment public offering of the Company’s securities. Since the Company has not completed a public offering since the issuance of the warrants, an exercise price of $20.90 has been used in the foregoing table and in the table below.

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Nine Months Ended October 31, 2019 and 2018

The following table summarizes additional information relating to the warrants outstanding at October 31, 2019:

Range of Exercise	Number	Remaining Contractual	Exercise Price for	Number	Exercise Price for
Prices	Outstanding	Life(Years)	Shares Outstanding	Exercisable	Shares Exercisable

$20.90	50,000	3.00	$20.90	50,000	$20.90
$14.00	57,500	0.25	$14.00	57,500	$14.00

The following table summarizes the changes in options outstanding and the related price of the shares of the Company’s common stock issued to non-employees of the Company.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2019	-	$-	-	$-

Granted	25,000	25.64	0.05 years	232,750

Expired	(25,000)	25.64	-	-

Exercised	-	-	-	-

Outstanding-period ending October 31, 2019	-	$-	-	$-

Exercisable - period ending October 31, 2019	-	$-	-	$-

11.	LEASES

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

The components of lease expense, which are included in cost of revenues and general and administrative expense, based on the underlying uses of the right of use asset, were as follows:

Nine Months Ended
October 31, 2019
Amortization of right-of-use asset	$14,414
Interest on lease liability	1,559
Operating lease costs	-
Total Lease Cost	$15,973

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Nine Months Ended October 31, 2019 and 2018

Supplementary cash flow information related to leases are as follows:

Nine Months Ended
October 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,414
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$28,827

Supplementary balance sheet information related to leases are as follows:

October 31, 2019
Operating Leases:
Operating lease right-of -use assets	$14,414
Operating lease liabilities	14,906

Weighted-Average Remaining Lease Term:
Operating leases	0.75

Weighted-Average Discount Rate:
Operating leases	9.24%

Our discount rate is based on our incremental borrowing rate.

Maturities of lease liabilities were as follows as of October 31, 2019:

Operating
Year Ending January 31,	Leases
2020-remaining	$5,160
2021-remaining	10,320
Total undiscounted cash flows	15,480
Less: imputed interest	(574)
Present value of lease liabilities	$14,906

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Nine Months Ended October 31, 2019 and 2018

12.	CONTINGENCIES

On July 27, 2018, the Company commenced an action in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, against Advanced Health Brands, Inc., Raymond Kalmar, Paul Murphy, Michelle Polly-Murphy, Laura Fillman and John Baker, together with a Motion for Temporary Injunction Without Notice and a Motion for Prejudgment Writ of Replevin arising from the Company’s decision to seek to rescind for misrepresentation the agreement by which the Company acquired advanced Health Brans, Inc. for 1,250,000 shares of common stock valued at $2,500,000 and seek return of the shares. On August 2, 2018, the court entered a Temporary Injunction Without Notice and an Order to Show Cause against the defendants. Defendants Kalmar, Murphy, Polly-Murphy, and Baker filed a Motion to Dismiss our Verified Complaint, Motion to Dissolve Temporary Injunction Without Notice and Response to Order to Show Cause, and Motion to Compel Arbitration. On January 4, 2019, the court dismissed the Company’s complaint with prejudice, and directed the defendants to assign the Company within 30 days, the six patents never duly transferred to the Company. On February 1, 2019, the Company appealed the court’s order. Pursuant to a settlement agreement with one of the defendants, that defendant returned the 50,000 shares which had been issued to her, and the shares were cancelled as of January 31, 2019. On June 7, 2019, the individual defendants (other than the defendant with whom we have a settlement agreement), filed a motion for sanctions and civil contempt against us, which generally claimed that we failed to comply with the Court’s January 4, 2019 order by refusing to issue the Rule 144 letters that would allow the defendants to transfer their shares of our common stock. On October 29, 2019 the court denied defendants’ motion.

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

On April 29, 2019, the Company filed a securities fraud action in the U.S. District Court for the Eastern District of New York against Raymond Kalmar, Paul Murphy, Michelle Polly-Murphy, Advanced Health Brands and TD Therapeutic, Inc. In the complaint the Company alleges that in 2017, the defendants fraudulently and deceitfully obtained 1,250,000 shares of common stock by orchestrating a months-long scheme to defraud us. We are seeking the return of the 1,250,000 shares of common stock and monetary damages resulting from the defendants’ fraudulent conduct. The defendants have advised the court that they intend to file a motion to dismiss the complaint and requested a pre-motion conference. The defendants filed their motion to dismiss on August 23, 2019, and we filed our response on September 13, 2019.

13.	SUBSEQUENT EVENTS

In accordance with ASC 855-10, management reviewed all material events through the date of this report. There are no material subsequent events to report.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, including the notes thereto and other financial information included elsewhere in this report.

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

Through July 31, 2018, our business was the development of a line of consumer and health products that are delivered through a transdermal patch which we plan to sell internationally. Consumer products are products that are sold over the counter and do not require a prescription. Most of our consumer products require FDA approval for sale in the United States, and we have not sought to obtain, and we do not plan to seek to obtain, FDA approval to market these product in the United States at this time. Presently our efforts with respect to our consumer transdermal products is limited to our distribution agreement with EMI-Korea (Best Choice), Inc. (“Best Choice”), which is planning to market our consumer products in South Korea upon receipt of regulatory approval. Through April 30, 2019, we generated modest revenue from the sale of our consumer products to Best Choice, which is conducting preliminary marketing activities in South Korea pending obtaining the necessary regulatory approvals necessary to market the products to consumers in South Korea. Since Best Choice has not yet obtained the necessary regulatory approval to market our consumer products in South Korea, we do not anticipate generating any significant revenue from Best Choice during the year ending January 31, 2020. We cannot assure you that Best Choice will obtain necessary regulatory approval in South Korea or in any other country in which it has distribution rights or that, if it does obtain the necessary approval, that we will generate any significant revenue from Best Choice. Our agreement with Best Choice had an initial term which initially expired on April 30, 2019 and was extended to April 30, 2020. The agreement provides for an automatic renewal for an additional three years and for five-year terms thereafter if certain minimum purchases are made.

With our acquisition of 4P Therapeutics on August 1, 2018, our focus changed, and we are seeking to develop and seek FDA approval on a number of transdermal pharmaceutical products under development by 4P Therapeutics. As a result of the acquisition of 4P Therapeutics, we have a pipeline of potential products.

4P Therapeutics has not generated any revenue from any of its products under development. Rather, prior to our acquisition, 4P Therapeutics generated revenue to provide cash for its operations through contract research and development and related services for a small number of clients in the life sciences field on an as-needed basis. We are, for the near term, continuing this activity, although we do not anticipate that it will generate significant revenues or gross margin. Currently, there are no long-term contractual obligations for us, and either party can terminate the engagement at any time. During the nine months ended October 31, 2019, we experienced a significant decline in revenue from 4P Therapeutics’ largest customer, as a result of which our revenue from 4P Therapeutics was $208,620. Our revenue from our South Korean distributor for the nine months ended October 31, 2019 was $142,450, all of which was generated in the quarter ended April 30, 2019. Our cost of revenue for the nine months ended October 31, 2019 was $422,879. Our cost of revenue includes fixed expenses, such as the compensation for Dr. Alan Smith, who is our chief operating officer and president of 4P Therapeutics, and the rent for 4P Therapeutics’ facilities. As a result, if we cannot generate sufficient revenue to cover the fixed expenses of 4P Therapeutics, we will continue to generate a negative gross margin from these operations.

With the change in our focus, our capital requirement have increased substantially. The process of developing pharmaceutical products and submitting them for FDA approval is both time consuming and expensive, with no assurance of obtaining approval from the FDA to market our product in the United States. We have budgeted $5.0 million for research and development of our abuse deterrent fentanyl transdermal system, including clinical manufacturing and clinical trials that need to be completed in order to obtain FDA approval. However, the total cost could be substantially in excess of that amount. We do not presently have the funds to enable us to develop our lead product, and we are seeking funding from a proposed public offering for this purpose for which we have filed a registration statement. We cannot assure you that we will complete this offering and, even if we complete the offering, the net proceeds of the offering will not be sufficient to complete the development and clinical testing necessary for FDA approval for our lead product. In the event that we are not able to complete this offering, we may not be able to raise the funds to finance our operations, either through a private placement or a joint venture agreement or strategic relationship, and, if we cannot raise funds as required or enter into a joint venture or other strategic relationship, we may not be able to fund the development of our product pipeline. Any money we raise in a private placement will most likely be at a discount to the then current market price and the discount could be significant, which would result in significant dilution to our stockholders with no assurance any proceeds we raise will be sufficient for us to complete the development of our lead product.

Results of Operations

Three and Nine Months Ended October 31, 2019 and 2018

For the nine months ended October 31, 2019, we generated revenue of $351,070 and our costs of revenues were $422,879, resulting in negative gross profit of $71,809. For the nine months ended October 31, 2018, we generated revenue of $162,815 and our cost of revenue was $206,283 resulting in negative gross profit of $43,668. We commenced generating revenues during the third quarter of 2018. Our revenue for 2019 was derived from two sources – a continuation of research and development contracts of the type that 4P Therapeutics performed prior to our acquisition, which accounted for $208,620, and sales of our consumer transdermal product to our South Korean distributor, which accounted for 142,450, which our distributor purchased for its preliminary marketing efforts since the product has not obtained regulatory approval for retail sales in South Korea. We anticipate that all of our revenue for the quarter ended January 31, 2020 will be generated from research and development contracts. Our cost of revenue for 2019 was $331,411 for our research and development contracts and $91,468 for the consumer patches. Since we do not have the funds for the development of our lead product, the 4P Therapeutics fixed costs are allocated to the contract services that we perform for clients.

For the nine months ended October 31, 2019 our selling, general and administrative expenses were $1,281,538, primarily legal, accounting and payroll expense, compared to $2,772,022 in the nine months ended October 31, 2018. The decrease from 2018 is primarily due to a decrease in payroll related expenses offset by an increase in legal fees during the nine months. Stock-based compensation was $252,700 for the nine months ended October 31, 2019 and $1,763,950 for the nine months ended October 31, 2018.

During the nine months ended October 31, 2019, we incurred derivative expense of $352,136 and a loss on change in fair value of derivatives of $70,150 in connection with our October 2019 financing in which we raised gross proceeds of $250,000 and net proceeds of approximately $203,000 from the sale of convertible notes and warrants. We had no derivative expense during the nine months ended October 31, 2018.

We incurred interest expense of $1,559 for the nine months ended October 31, 2019. We had no interest expense in the nine months ended October 31, 2018.

As a result of the foregoing, we sustained a net loss of $1,777,192, or $(0.33) per share (basic and diluted) for the nine months ended October 31, 2019, compared with a loss of $2,815,490, or $(0.53) per share (basic and diluted) for the nine months ended October 31, 2018.

For the three months ended October 31, 2019, we generated revenue of $82,567 and our costs of revenues were $106,126 resulting in negative gross profit of $23,559. For the three months ended October 31, 2018, we generated revenue of $162,815 and our costs of revenue were $206,283 resulting in negative gross profit of $43,468. Our revenue in 2019 was derived from the continuation of research and development contracts of the type that 4P Therapeutics performed prior to our acquisition. There were no sales of transdermal products during the third quarter of 2019.

For the three months ended October 31, 2019, our selling, general and administrative expenses were $307,015, primarily legal, accounting and payroll expense, compared to $445,152 in the three months ended October 31, 2018. The decrease from 2018 is primarily due to a decrease in payroll related expenses offset by an increase in legal during the quarter.

During the three months ended October 31, 2019, the Company incurred derivative expense of $352,136 and a loss on change in fair value of derivatives of $70,150 in connection with our October 2019 financing described above. We had no derivative expense during the three months ended October 31, 2018.

We incurred interest expense of $414 for the three months ended October 31, 2019. We had no interest expense in the three months ended October 31, 2018.

As a result of the foregoing, we sustained a net loss of $753,274, or $(0.14) per share (basic and diluted) for the three months ended October 31, 2019, as compared with a loss of $488,620 or $(0.09) per share (basic and diluted) for the three months ended October 31, 2018.

Liquidity and Capital Resources

As of October 31, 2019, we had $97,470 in cash and cash equivalents and a working capital deficiency of $1,104,124, as compared with cash and cash equivalents of $474,653 and working capital of $187,460 at January 31, 2019. In October 2019, we received  gross proceeds of $250,000 and net proceeds of approximately $203,000 from the sale of convertible notes in the principal amount of $270,000 and warrants to purchase 50,000 shares of common stock. We also received a $150,000 loan from a minority stockholder.

For the nine months ended October 31, 2019, we used cash of $776,931 in our operations. The principal adjustments to our net loss of $1,777,192 were stock-based compensation of $252,700, derivative expense of $352,136, loss on change in fair value of derivatives of $70,150, an increase in accounts payable and accrued expenses of $391,961, a decrease in prepaid expenses of $8,808, depreciation and amortization of $54,140 offset by an increase in accounts receivable of $58,901 and a decrease is customer deposits of $71,225.

For the nine months ended October 31, 2018, we used $822,572 in our operations. The principal adjustments to our net loss of $2,815,490, were stock-based compensation of $1,763,950, an increase is accounts payable and accrued expenses of $158,751, a decrease in prepaid expenses of $80,320 and expenses paid by a related party of $24,300.

For the nine months ended October 31, 2019, we had no cash flow from investing activities. For the nine months ended October 31, 2018, the Company made a payment of $400,000 in connection with the 4P acquisition.

For the nine months ended October 31, 2019, we had cash flow of $400,000 from financing activities, primarily $150,000 from a non-interest bearing loan from a minority stockholder and gross proceeds of $250,000 from the sale of convertible debt in the principal amount of $270,000 and warrants to purchase common stock.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Going Concern

Our consolidated financial statements for the nine months ended October 31, 2019 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities in the normal course of business. We did not generate any revenue prior to the quarter ended October 31, 2018. For the nine months ended October 31, 2019, we generated revenue of $351,070 on which we recorded a negative gross profit of $71,809 and a loss from operations of $1,777,192. During the nine months ended October 31, 2019, we generated revenues of $208,620 and cost of revenues of $331,411 resulting from a significant decrease in sales from 4P Therapeutics’ major customer with the result that the revenue was insufficient to cover the fixed costs that are included in cost of revenue. Further, the revenue from the sales of consumer products reflects sales to Best Choice, our South Korean distributor, in the quarter ended April 30, 2019 for its preliminary marketing efforts, and until it has obtained regulatory clearance to sell the products at retail, we do not anticipate generating significant revenues from Best Choice, which is our only distributor. We require substantial funding to execute our strategic business plan. Successful business operations and our transition to attaining profitability are dependent upon obtaining significant additional financing and achieving a level of revenue to support our cost structure, developing our products and obtaining FDA approval to market any products we develop and implementing a marketing program for such products. These factors raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of issuance of the financial statements.

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

In May 2017, we agreed to acquire the rights, title and interests in transdermal patch and formulation pursuant to an acquisition agreement with Advanced Health Brands and its stockholders in exchange for 1,250,000 shares of common stock valued at $2,500,000, based on the market price of the common stock at that date, for which we were to receive the stock of Advanced Health Brands and a related company, which shares were not delivered to us. Advanced Health Brands was an early-stage transdermal development company with an intellectual property portfolio consisting of provisional patents relating to prescription medications to be delivered through transdermal technology. Because in January 2018, we had not received the stock of Advanced Health Brands and the intellectual property owned by Advanced Health Brands and we determined that the intellectual property owned by Advanced Health Brands did not have any value to us, we recorded and impairment loss of $2,500,000 for the year ended January 31, 2018.

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

For the year ended January 31, 2019, we account for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity — Based Payments to Non-Employees.” Measurement of stock-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

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

December 12, 2019	NUTRIBAND INC.

	By:	/s/ Gareth Sheridan
Gareth Sheridan, Chief Executive Officer (Principal Executive Officer)

December 12, 2019
	By:	/s/ Serguei Melnik
Serguei Melnik, Chief Financial Officer (Principal Financial Officer)