Form 10-K
period 2020-01-31
NutriBand Inc.
filed 2020-04-14
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2020

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common stock, par value $0.001 per share

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $97,425,012 as of July 31, 2019.

As of April 10, 2020, the registrant had 5,512,928 shares of common stock outstanding.

References to “we,” “us,” “our” and words of like import refer to us and our subsidiaries, including 4P Therapeutics LLC following our acquisition of 4P Therapeutics on August 1, 2018, unless the context indicates otherwise. References to 4P Therapeutics refer to the business and operations of 4P Therapeutics prior to our acquisition unless the context indicates otherwise.

The market data and certain other statistical information used throughout this annual report are based on independent industry publications, government publications and other published independent sources. Some data is also based on our good faith estimates. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors.” These and other factors could cause results to differ materially from those expressed in these publications.

i

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

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

●	Our ability to raise the financing which we require for the continuation and development of our business, failing which we may not be able to continue in business;

●	The terms of any financing we may be able to obtain;

●	The effects of the COVID-19 pandemic, the steps taken to address the pandemic and the market’s reaction to the pandemic on our ability to raise necessary financing or enter into a joint venture agreement;

●	Our ability to receive FDA marketing approval for any products we may develop;

●	Our ability to get and enforce any United States and foreign patent we may seek;

●	Our ability to design and execute clinical trials to the satisfaction of regulatory authorities;

●	Our ability to engage, if and when necessary, an independent preclinical or clinical testing organization to design and implement our trials;

●	Our ability to launch any products for which we receive FDA marketing approval;

●	Our ability to generate sufficient revenue from our contract services to cover our operating expenses;

●	The effects of the COVID-19 pandemic on both our contract service customers engaging us to perform services and our ability to perform such services;

●	The effect of our financial condition and our scaled-back operations resulting from our financial position on generating contract services;

●	If we obtain FDA approval for marketing any products, our ability to establish a distribution network for such products;

●	Our ability to establish manufacturing facilities in compliance with FDA good manufacturing practices or to enter into manufacturing agreements for the manufacture of our products in an FDA approved manufacturing facility;

●	Our ability to enter into joint venture or other strategic relationship with respect to any of our proposed products and the terms of any sure relationships, particularly in view of our precarious financial position;

●	The ability of the other party to any joint venture or strategic relationship to implement successfully any plans for the development, clinical testing, manufacturing and marketing of the products subject to the joint venture or strategic relationship;

●	Our ability to evaluate potential acquisitions, and the consequences of our failure to accurately evaluate the acquisitions;

●	Our ability to integrate any business we acquire with our business;

●	Changes in national, regional and local government regulations, taxation, controls and political and economic developments that the market for our products;

ii

●	Our ability to develop and market products with the most current technology;

●	Our ability to obtain and maintain any permits or licenses necessary for our business;

●	Our ability to identify, hire and retain qualified executive, administrative, regulatory, research and development, and other personnel;

●	Our ability to negotiate licenses on favorable terms with companies that have experience in marketing products such as ours;

●	The costs associated with defending and resolving potential legal claims, even if such claims are without merit;

●	The effects of the SEC settlement;

●	The effects of competition on our and our licensee’s ability to price, market and sell our product;

●	Our ability to achieve favorable pricing for our products with third party reimbursement parties with respect to our products;

●	Our ability to accurately estimate anticipated expenses, capital requirements and needs for additional financing;

●	Our ability to accurately estimate the timing, cost or other aspects of the commercialization of our product candidates;

●	Any failure of any international distributor to comply with applicable laws, including the failure of our South Korean distributor to obtain regulatory approval to market our consumer products in South Korea;

●	The failure or inability of any international distributor to develop an effective marketing program or to sell our products in any meaningful quantity in their territory;

●	The effects of the COVID-19 pandemic on both the market for our over-the-counter products in any country where we have a distributor and the regulatory process for approval of the marketing of our products in such country;

●	Actions by third parties to either sell or purchase our common stock in quantities that would have a significant effect on our stock price;

●	Risks generally associated with pre-revenue development stage companies in the pharmaceutical industry;

●	Current and future economic and political conditions, including the effects of the COVID-19 panedmic;

●	The impact of changes in accounting rules on our financial statements;

●	Other assumptions described in this annual report; and

●	Other matters that are not within our control.

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

The forward-looking statements in this annual report speak only as of the date of this annual report and you should not to place undue reliance on any forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this annual report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described in this annual report, including those described under “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in other reports and documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

iii

PART I

ITEM 1. BUSINESS

Our Business

Our primary business is the development of a portfolio of transdermal pharmaceutical products. Our lead product is our abuse deterrent fentanyl transdermal system which we are developing to provide clinicians and patients with an extended-release transdermal fentanyl product for use in managing chronic pain requiring around the clock opioid therapy combined with properties designed to help combat the opioid crisis by deterring the abuse and misuse of fentanyl patches. We believe that our abuse deterrent technology can be broadly applied to various transdermal products and our strategy is to follow the development of our abuse deterrent fentanyl transdermal system with the development of additional transdermal prescription products for pharmaceuticals that have risks or a history of abuse. In addition, we are developing a portfolio of transdermal pharmaceutical products to deliver commercially available drugs or biologics that are typically delivered by injection but with the potential to improve compliance and therapeutic outcomes.

Because of our financial position, we have put our development efforts with respect to these products on hold, and our only business is the performance of contract services for a small number of customers. Because of both our financial position and the effects of the COVID-19 pandemic, our contract service business has also been scaled back. The description of our business in this annual report is based on our ability to raise significant financing or enter into a joint venture agreement with a third party that has the financial ability to fund the joint venture’s operations. We cannot assure you that we will be able to obtain necessary financing or enter into a joint venture agreement on reasonable, if any, terms. If we are not able to continue obtain financing or enter into a joint venture agreement, we may not be able to continue in business.

Through July 31, 2018, we had not generated any revenue from our business, which was the development and marketing of a range of transdermal consumer patches. Consumer products are products that can be sold over-the-counter and do not require a prescription. Most of our consumer products are considered drugs in the United States and cannot be marketed in the United States without approval from the FDA. We have not taken any steps to seek to obtain FDA approval for any of our consumer products, and we have no plans to do so in the near term. As a result, we are not selling our consumer transdermal patch products in the United States. Any revenue we generate from our consumer products will be from the sale of the products to distributors for distribution outside of the United States.

We acquired 4P Therapeutics on August 1, 2018 for $2,250,000 consisting of 62,500 shares of common stock, valued at $1,850,000, cash of $400,000, and a 6% royalty on any revenues we generate or derive from the abuse deterrent intellectual property developed by 4P Therapeutics payable to Steve Damon, who has been one of our directors since April 2018 and who was the sole equity owner of 4P Therapeutics. As a result of the acquisition, the focus of our business has changed from the development and marketing of consumer transdermal products to the development of 4P Therapeutics’ portfolio of pharmaceutical transdermal system, with the lead product being the abuse deterrent fentanyl transdermal system.

We have received patent protection from the European Patent Office, the patent offices for Japan, Australia and Russia and the patent office of Mexico has granted a notice of allowance for abuse deterrent transdermal technology patent used in our lead product, an abuse deterrent fentanyl transdermal system. The patent is being prosecuted in the United States and in other countries. The patent applications were filed by 4P Therapeutics prior to our acquisition of 4P Therapeutics and any patents issued in respect of these applications will be in the name of 4P Therapeutics. In addition to applying the technology to developing an abuse deterrent fentanyl transdermal system, we believe that the abuse deterrent patch technology can be applied to other opioids and pain medication patches where there is a risk of abuse and overdose, as well as other transdermal pharmaceuticals where we believe our technology can help prevent abuse or accidental misuse.

Our lead product under development is our abuse deterrent fentanyl transdermal system which we plan to develop to deter the abuse and accidental misuse of fentanyl transdermal patches. Fentanyl is a potent synthetic opioid that is marketed as a transdermal patch for chronic pain management. There are currently a number of generic fentanyl patches on the market but we believe that none of them are abuse deterrent. We believe that our abuse deterrent technology containing aversive agents will significantly deter the abuse and accidental misuse of fentanyl from transdermal patches. In 2017, according to a report from the National Institute on Drug Abuse, of the more than 72,000 drug overdose deaths in the United States, nearly 30,000 occurred due to overdoses of fentanyl and fentanyl analogues.

The development of our abuse deterrent fentanyl transdermal system requires preclinical and clinical trials to be conducted for the purposes of obtaining FDA approval. We require funds for these trials.

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

Since 4P Therapeutics did not have any products that it can market, its sole source of revenue to date was derived from the performance of contract research and development and other services for a small number of clients in the life sciences field on an as-needed basis to support its ongoing operations. The work varied in nature and includes early stage drug and device preclinical studies, commercial biologic manufacturing support, clinical-regulatory consulting, drug or device clinical studies and formulation/analytical services relating to the chemistry, manufacturing and controls function of drug manufacturing. The current continuing arrangements are varied, from purchase order supported per animal study fees, to hourly rate research and development services, to flat rate contract research and development projects. Neither we nor current clients have any long-term commitments, and either party can terminate at any time. We intend to devote our efforts toward the development and testing of our lead product and other product candidates in our pipeline. However, for the near term, we are looking to perform research and development services for third parties although we do not expect to generate significant revenues from these services.

Our marketing effort with respect to our consumer transdermal products is presently limited to our distribution agreement dated April 13, 2018 with EMI-Korea (Best Choice), Inc., whom we refer to as Best Choice, for marketing in certain regions in Asia. Pursuant to an exclusive distribution agreement, we granted Best Choice exclusive distribution rights for all of our transdermal consumer products in South Korea, Taiwan (the Republic of China), the People’s Republic of China and South Asia. Best Choice is presently planning to market three of our consumer products only in South Korea, and is responsible for complying with all applicable regulations. The ability of Best Choice to market products at the volume we anticipated when we signed the contract with Best Choice was affected be a number of factors, including its inability to obtain necessary regulatory approval, which, as of the date of this annual report, has not been obtained. Best Choice has advised us that it is working with the South Korean Ministry of Food and Drug Safety (“MFDS”) to determine a classification for our products, which is necessary before Best Choice can obtain approval from the MFDS to market our products to consumers. Our supplier had manufacturing problems in the United States because it ran into supply problems for certain foil components used in the transdermal patches due to the new tariffs on Chinese imports into the United States, design changes in the pouch, and quality problems with material in the pouch, all of which resulted in manufacturing delays in meeting the first order for Best Choice. We solved the problem by delivering the patch in bulk and unpackaged, and Best Choice has the assembly of the patch completed in South Korea. Best Choice’s purchases to date were for preliminary marketing activities. Best Choice has advised us that its preliminary marketing activities consisted of purchasing inventory in anticipation of obtaining regulatory approval, meeting with potential distributors and trying to build brand awareness through various marketing approaches most notably on social media. Until Best Choice has obtained the necessary regulatory approval, we do not anticipate generating any significant revenue from Best Choice. Our agreement with Best Choice agreement had an initial term which expired on April 30, 2019 and was extended to April 30, 2020. The agreement provides for an automatic renewal for three years and for five-year periods thereafter if certain minimum purchases are made. As of the date of this report, the minimum purchases for the current contract year have not been met.

Acquisition of 4P Therapeutics

Pursuant to an acquisition agreement dated April 5, 2018 between us and 4P Therapeutics, on August 1, 2018, we acquired all of the equity interest in 4P Therapeutics from Steven Damon, the owner of 4P Therapeutics. The purchase price of $2,250,000, consisting of 62,500 shares of common stock, valued at $1,850,000, and cash of $400,000, and are to pay Mr. Damon a 6% royalty on any revenue we receive or derive from our utilization or sale of the abuse deterrent intellectual property that we acquired as a part of the assets 4P Therapeutics, including partner license milestones and development payments. The royalty is payable pursuant to the acquisition agreement and continues as long as we generate revenue from our utilization or sale of the abuse deterrent intellectual property we acquired as part of the acquisition of 4P Therapeutics. The 62,500 shares were issued to Mr. Damon (41,750 shares) and Dr. Alan Smith (20,750 shares). In connection with the acquisition, Mr. Damon retained any cash and accounts receivable and assumed any liabilities other than those relating to the ongoing business. Pursuant to the acquisition agreement, we appointed Mr. Damon to our board of directors in April 2018, when we signed the acquisition agreement, and we agreed to pay Mr. Damon the compensation received by independent board members.

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

Implications of Being an Emerging Growth Company

As a company with less than $1.07 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of reduced reporting requirements that are otherwise generally applicable to public companies, although as a smaller reporting company we are taking advantage of reduced reporting requirements. In particular, as an emerging growth company, we:

●	may present only two years of audited financial statements and related disclosure under Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A;

●	are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives, which is commonly referred to as “compensation discussion and analysis”;

●	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

●	are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on frequency” and “say-on-golden-parachute” votes);

●	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and chief executive officer pay ratio disclosure;

●	are not be required to conduct an evaluation of our internal control over financial reporting by our auditors.

We intend to take advantage of all of these reduced reporting requirements and exemptions. However, since we have already adopted certain new or revised accounting standards under §107 of the JOBS Act, we are not able to take advantage of the delayed phase in of the new or revised accounting standards.

Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act of 1933, as amended, or such earlier time that we no longer meet the definition of an emerging growth company. The JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1.07 billion in annual revenues (as adjusted for inflation), have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1 billion in principal amount of non-convertible debt over a three-year period. Under current Securities and Exchange Commission, or SEC, rules however, we will continue to qualify as a “smaller reporting company” for so long as we have either (i) a public float (i.e., the market value of common equity held by non-affiliates) of less than $250 million as of the last business day of our most recently completed second fiscal quarter or (ii) annual revenues of less than $100 million and a public float of less than $700 million.

Effects of the COVID-19 Pandemic

Our business may be affected by the COVID-19 pandemic and the response to the pandemic. Factors which may affect our business include, but are not limited to, the following:

●	Our ability to raise financing for our operations and to enter into a joint venture agreement may be affected by both the willingness and ability of potential financing sources and potential joint venture partners to invest in an undercapitalized business, particularly at a time when the potential financing source or joint venture partner may need to devote its resources to existing portfolio companies or joint ventures which may be in need of financing. decision by investors who would invest in early stage pharmaceutical companies to limit their financing efforts to companies that are dealing with products or services related to COVID-19 diagnosis or treatment.

●	The decision by investors who would invest in early stage pharmaceutical companies to limit their financing efforts to companies that are dealing with products or services related to COVID-19 diagnosis or treatment.

●	The effect of recent stock market declines on the willingness of investors to make an investment in our securities.

●	The financial health of our potential contract service customers.

●	Our ability to perform contract services.

●	Our ability to obtain any goods or services which we may need to perform contract services.

●	The ability of our foreign distributors to obtain regulatory approval, which may be affected by the regulatory agencies giving a low priority to products such as our consumer patches.

●	The financial health of Best Choice.

●	If regulatory approval is obtained in South Korea, the extent to which consumers in South Korea purchase our products.

●	The extent to which the purchase of our consumer products is a low priority item for a population whose disposable income may have decreased as a result of COVID-19 and the steps taken by the South Korean government to curb the spread of infection.

Pharmaceutical Products in Development

We have a pipeline of transdermal pharmaceutical products that are primarily in the early, preclinical, stages of development. Our pipeline consists primarily of drug compounds which have been previously approved by the FDA and are now off-patent. In many cases, we are developing the first non-injectable version of the drug utilizing our transdermal technology which represents a new route of administration. In most cases, we plan to utilize the 505(b) (2) regulatory pathway provided by the FDA which allows us to reference the safety information on file at FDA for the approved drug or to reference the published literature instead of having to generate new safety information that would typically be required for new chemical entities. However, we cannot assure you that the FDA will concur with our approach or that we will be able to receive FDA approval to market any of products that we develop.

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

We believe that our abuse deterrent technology can be broadly applied to various transdermal products and our strategy is to follow the development of our abuse deterrent fentanyl transdermal system with the development of additional products for pharmaceuticals that have risks or history of abuse. For example, we believe that our technology can be utilized in other transdermal products to deter the abuse of other transdermal drugs such as buprenorphine, an opioid used to treat acute pain and chronic pain, and methylphenidate, a central nervous system stimulant.

Buprenorphine is an opioid used to treat opioid addiction, acute pain and chronic pain. It can be used under the tongue, by injection, as a skin patch, or as an implant. For opioid addiction, it is typically only started when withdrawal symptoms have begun and for the first two days of treatment under direct observation of a health care provider. For longer term treatment of addiction, a combination formulation of buprenorphine/naloxone is recommended to prevent misuse by injection.

Methylphenidate, sold under various trade names, such as Ritalin in oral form, and in transdermal patch form known as Daytrana, is a central nervous system stimulant of the phenethylamine and Piperidine classes that is used in the treatment of attention deficit hyperactivity disorder and narcolepsy. We plan to follow up with transdermal delivery systems for buprenorphine and methylphenidate after we make significant progress on our abuse deterrent fentanyl transdermal system.

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

Exenatide (exendin-4) is a glucagon-like peptide-1 (GLP-1) receptor agonist which is approved to improve glycemic control in patients with type 2 diabetes mellitus. Exenatide is currently approved as a twice-daily subcutaneous injection or as a once-weekly injection. However, many patients have a strong aversion to needles, resist initiation of injections even when oral agents are failing to control their diabetes and struggle with compliance after starting therapy. We have performed pre-clinical work on the development of a novel transdermal patch for administration of exenatide to match the therapeutic plasma levels achieved by subcutaneous injections of exenatide. However, we need substantial funds before we can continue these efforts. In addition to being needle-free, painless and easy-to-use, our proposed exenatide transdermal system is being designed to incorporate compliance tracking to help providers improve patient outcomes. We believe that the development of an exenatide patch matching the profile of exenatide injections will follow the 505(b)(2) NDA regulatory pathway, thereby limiting the extent of safety and efficacy trials required for FDA approval, although we cannot assure you that the FDA will agree. Transdermal exenatide is currently in the preclinical phase of development.

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

Transdermal scopolamine (Transderm Scop®) was developed in the 1970s by Alza Corporation for Ciba-Geigy (now Novartis) for prevention of nausea and vomiting associated with motion sickness and recovery from anesthesia and surgery. The product was approved as the first modern transdermal therapeutic system by the FDA in 1979. A generic transdermal scopolamine product was approved in 2015 (Perrigo) but was not marketed until 2017. As of November 2018, there was only one generic transdermal scopolamine approved and marketed. We are looking to develop what we believe is an improved proprietary generic scopolamine patch. Product improvements include enhancements to the manufacturing processes to reduce the manufacturing cost and optimization of the adhesive formulation to reduce cold flow and increase patient acceptability. We have performed pre-clinical work on this proposed product, however, we cannot proceed further without significant funding. We plan to follow the FDA guidance on the product development of a generic transdermal scopolamine patch and plan on utilizing the ANDA regulatory pathway to obtain FDA approval for marketing. Transdermal scopolamine is currently in the preclinical phase of development.

We have not yet determined which product we will seek to develop after our abuse deterrent fentanyl transdermal system. The prioritization of our portfolio of product candidates will be reviewed on an ongoing basis and will take into account technical progress, market potential, available funding and commercial interest. Our ability to take any meaningful steps to the development of any of these products is determined by our ability to provide sufficient funding for such purchase. As stated above, without significant financing or a joint venture agreement we will not be able to take any steps to the development of any of these products.

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

Marketing

Pursuant to an exclusive distribution dated April 13, 2018, we granted Best Choice exclusive distribution rights for all of our consumer products in South Korea, Taiwan (the Republic of China), the People’s Republic of China and South Asia. Best Choice is presently marketing our products only in South Korea. The agreement has an initial term which expired on April 30, 2019 and was extended to April 30, 2020. The agreement provides that it automatically renews for an additional three years and for each five year period thereafter if a minimum increase in sales of 10% per year or a cumulative equivalent or a year by year 10% increase is achieved by the end of the initial term and each extension period thereafter. The agreement, as extended, provides a minimum purchase requirement $2.0 million for the initial term, which is the prior from the commencement date through April 30, 2020. The minimum purchase requirement increases by 10% each year after the initial term. The agreement provides that our price to Best Choice will be no greater than lowest price sold to anyone plus 5%. Best Choice has the right to purchase a minimum of 50% of our production capacity. We give Best Choice a warranty that we will replace or refund any product which is not in a marketable state, such as damaged packaging and missing product. The agreement may be terminated at any time by Best Choice with or without cause on 90 days’ notice. The agreement may be terminated by us for cause, which includes Best Choice’s failure to meet the minimum purchase requirements. While the agreement has minimum purchase requirements, it does not assure us that Best Choice will meet the minimum purchase requirements or that Best Choice will not terminate the agreement.

Best Choice has advised us that, subject to obtaining regulatory approval, it plans to market the energy patch line, vitamin patch line and weight management patch line products in South Korea. However, in order for Best Choice to market our products in South Korea, it needs to obtain approval from the MFDS. Although Best Choice has made modest purchases from us for its preliminary marketing activities, until it receives approval to market our product in South Korea, we will not generate significant revenue from our consumer products. Best Choice has advised us that its preliminary marketing activities consisted of purchasing inventory in anticipation of obtaining regulatory approval, meeting with potential distributors and trying to build brand awareness through various marketing approaches most notably on social media. We cannot assure you that we will generate significant revenue from Best Choice’s activities in South Korea if it obtains regulatory clearance. At present, Best Choice has not received the necessary regulatory approval to market our consumer products in South Korea. Although Best Choice has advised us that it is working with the MFDS to obtain a classification, if it is unable to obtain a classification and complete the regulatory procedures, it will be unable to sell our products in South Korea.

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

South Korea

We do not sell products in South Korea. We sell our products to Best Choice and, subject to out extending our agreement with Best Choice, Best Choice will sell the products in South Korea upon receipt of regulatory approval. Food and drug products are regulated in South Korea by the MFDS. In order to market the products in Korea, Best Choice needs to obtain a permit or complete the filing of a report with the MFDS. It is difficult to determine the classification of the products, and Best Choice has advised us that it is working with the MFDS to determine a classification for our products. It would be necessary to determine whether our products would be treated as health functional foods, quasi-drugs, over-the-counter drugs or prescription drug. Each category has a specific approval process, with health functional foods requiring the least amount of data and prescription drugs requiring the most date. Health functional foods refer to “foods” manufactured with functional raw materials or ingredients beneficial to the human body and “functionality” means controlling nutrients for the structure or functions of the human body or providing beneficial effects to health purposes, such as physiological effects. “Quasi-drugs” refer to any of the following: fibers, rubber products or similar products used for the purpose of treating, alleviating, or preventing human or animal diseases; non-appliance, non-machinery or similar articles that have insignificant influences on or do not directly act upon human bodies; and preparations used for sterilization, insecticide, and uses similar thereto for the purpose of preventing infectious diseases. An over-the-counter drug is a drug, the misuse or abuse of which is of little concern, and the safety and efficacy of which may be expected even when used without a prescription by a physician or a dentist; or a drug that may be used to cure a disease without a physician’s or dentist’s professional knowledge; or a drug that has a relatively small side effect on human bodies in light of the dosage form and pharmacological action. A prescription drug means a drug that is not an OTC drug.

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

Intellectual Property Rights

4P Therapeutics filed an international patent application under the Patent Cooperation Treaty for worldwide prosecution of the abuse deterrent transdermal technology patent used in our lead product, an abuse deterrent fentanyl transdermal system. The patent is being prosecuted in the United States and in other countries. The European Patent Office and the patent offices for Japan, Australia and Russia had granted patent protection for the patent application filed by 4P Therapeutics for its abuse deterrent transdermal technology and the patent office of Mexico has granted a notice of allowance. We have not received any response from the United States Patent and Trademark Office. In addition to applying the technology to developing an abuse deterrent fentanyl transdermal system, we believe that the abuse deterrent patch technology can be applied to other opioids and pain medication patches where there is risk of abuse and overdose, as well as other transdermal pharmaceuticals where we believe our technology can help prevent abuse or accidental misuse.

We have received a trademark for the name Nutriband.

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

Risks Concerning our Business

Because of a lack of funds, we have suspended our product development operations.

Our business is the development of transdermal systems for the delivery of pharmaceuticals. The development of pharmaceutical products is highly cash intensive, and many early stage drug development companies are unable to raise sufficient cash to complete the development and testing of their products and obtain regulatory approval, with the result that they either obtain funding on very unfavorable terms, cease to conduct business or sell or license their intellectual property on unfavorable terms. At January 31, 2020, we had a working capital deficiency of approximately $1.9 million, and cash of approximately $10,000. Because of our lack of cash and the absence of any significant financing, we have suspended our development activities relating to our transdermal pharmaceutical products. Because of the anticipated lack of revenues until we have an approved product that we can market and the time required to obtain FDA approval, which can take many years, we must rely on our ability to raise money in the private or public equity market or enter into a joint venture relationship with a company that has the funds, the willingness and the ability to fund or obtain funds for the project that is the subject of the joint venture. In March 2020, we withdrew a registration statement relating to a proposed public offering. If we are able to raise funds or enter into a joint venture, it is likely that the term will not be favourable to us. We cannot assure you that we will be able to raise funds in a public or private financing or a joint venture, and, if we are unable to do so, we may cease operations..

Because we are an early-stage company with minimal revenue and a history of losses and we expect to continue to incur substantial losses for the foreseeable future, we cannot assure you that we can or will be able to operate profitably.

We did not generate any revenue prior to the quarter ended October 31, 2018, we have incurred losses since our organization, 4P Therapeutics generated only modest revenue from contract research and development services which are not related to our pharmaceutical transdermal patch business. Although we anticipate that, for the near term, we will continue to perform research and development services for third parties, we do not expect to generate significant revenue from performing contract research and development services for our clients and we have generated losses from operations from this business. During the year ended January 31, 2020, we experienced a significant decline in revenue from 4P Therapeutics’ largest customer. We generated a negative gross margin and negative cash flow from operations for the years ended January 31, 2020 and 2019. We are subject to the risks common to start-up, pre-revenue enterprises, including, among other factors, undercapitalization, cash shortages, limitations with respect to personnel, financial and other resources and lack of revenues. Drug development companies typically incur substantial losses during the product development and FDA testing phase of the business and do not generate revenues until after the drug has received FDA approval, which cannot be assured, and until the company has started to sell the product. We can give no assurance that we can or will ever be successful in achieving profitability and the likelihood of our success must be considered in light of our early stage of operations. We cannot assure you that we will be able to operate profitably or generate positive cash flow. If we cannot achieve profitability, we may be forced to cease operations and you may suffer a total loss of your investment.

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

Our business will be likely be adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic and the response to the pandemic will affect our business in a number of ways, including, but are not limited to, the following:

●	Our ability to raise financing for our operations and to enter into a joint venture agreement may be affected by both the willingness and ability of potential financing sources and potential joint venture partners to invest in an undercapitalized business, particularly at a time when the potential financing source or joint venture partner may need to devote its resources to existing portfolio companies or joint ventures which may be in need of financing.

●	The decision by investors who would invest in early stage pharmaceutical companies to limit their financing efforts to companies that are dealing with products or services related to COVID-19 diagnosis or treatment.

●	The effect of recent stock market decline on the willingness of investors to make an investment in our securities.

●	The financial health of our potential contract service customers.

●	Our ability to perform contract services.

●	Our ability to obtain any goods or services which we may need to perform contract services.

●	The ability of our foreign distributors to obtain regulatory approval, which may be affected by the regulatory agencies giving a low priority to products such as our consumer patches.

●	The financial health of Best Choice.

●	If regulatory approval is obtained in South Korea, the extent to which consumers in South Korea purchase our products.

●	The extent to which the purchase of our consumer products is a low priority item for a population whose disposable income may have decreased as a result of COVID-19 and the steps taken by the South Korean government to curb the spread of infection.

Because we do not have a product we can market in the United States, we cannot predict when or whether we will operate profitably.

We have not completed the development of our lead product, which is our abuse deterrent fentanyl transdermal system, and we do not have any product that we can market in the United States. Because of the numerous risks and uncertainties associated with product development, we cannot assure you that we will be able to develop and market any products or achieve or attain profitability. If we are able to obtain financing for our operations, we expect that we will incur substantial expenses as we continue with our product development and clinical trials. Further, if we are required by applicable regulatory authorities, including the FDA as well as the comparable regulatory agencies in other countries in which we may seek to market product, to perform studies in addition to those we currently anticipate, our expenses will increase beyond expectations and the timing of any potential product approval may be delayed. As a result, we expect to continue to incur substantial losses and negative cash flow for the foreseeable future.

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

Our lead product is our abuse deterrent fentanyl transdermal system, and we are devoting our resources primarily to developing this product, and, if we complete the development of this product, we will conduct the clinical trials necessary to enable us to obtain FDA approval and to market the product. If we are not able to obtain necessary financing to develop, obtain FDA marketing approval and market this product successfully, we may not have the resources to develop additional products, and we may not be able to continue in business.

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

We may experience delays in completing the clinical trials necessary for FDA approval. These delays may result from a number of factors which could prevent us from starting the trial on time or completing the study in a timely manner, which may include factors out of our control. Since we may need to rely on third parties for supplying us with the drug and transdermal patches used in the trials, there may be various reasons for us to experience a delay in obtaining the clinical materials required to start each clinical trial, which may include factors out of our control. Clinical trials can be delayed or terminated for a number of reasons, including delay or failure to:

●	obtain necessary financing;

●	obtain regulatory approval to commence a trial;

●	reach agreement on acceptable terms with prospective contract research organizations, investigators and clinical trial sites, the terms of which may be subject to extensive negotiation and vary significantly among different research organizations and trial sites;

●	obtain institutional review board approval at each site;

●	enlist suitable patients to participate in a trial;

●	have patients complete a trial or return for post-treatment follow-up;

●	ensure clinical sites observe trial protocol or continue to participate in a trial;

●	address any patient safety concerns that arise during the course of a trial;

●	address any conflicts with new or existing laws or regulations;

●	add a sufficient number of clinical trial sites; or

●	manufacture sufficient quantities of the product candidate for use in clinical trials.

Patient enrolment is also a significant factor in the timely completion of clinical trials and is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to available alternatives, including any new drugs or treatments that may be approved for the indications we are investigating.

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

Our prospects, including our ability to finance our operations and generate revenues, depend on the successful development, regulatory approval and commercialization of our abuse deterrent fentanyl transdermal system, which itself requires substantial financing, as well as our other product candidates. The clinical and commercial success of our product candidates depends on a number of factors, many of which are beyond our control, including:

●	the FDA’s acceptance of our parameters for regulatory approval relating to our product candidates, including our proposed indications, primary endpoint assessments, primary endpoint measurements and regulatory pathways;

●	the FDA’s acceptance of the number, design, size, conduct and implementation of our clinical trials, our trial protocols and the interpretation of data from preclinical studies or clinical trials;

●	the FDA’s acceptance of the sufficiency of the data we collect from our preclinical studies and pivotal clinical trials to support the submission of a New Drug Application, known as an NDA, without requiring additional preclinical or clinical trials;

●	the FDA’s acceptance of our abuse deterrent labelling relating to our products, including our abuse deterrent fentanyl transdermal system;

●	when we submit our NDA upon completion of our clinical trials, the FDA’s willingness to schedule an advisory committee meeting, if applicable, in a timely manner to evaluate and decide on the approval of our NDA;

●	the recommendation of the FDA’s advisory committee, if applicable, to approve our application without limiting the approved labelling, specifications, distribution or use of the products, or imposing other restrictions;

●	our ability to satisfy any issued raised by the FDA in response to our test data;

●	the FDA’s satisfaction with the safety and efficacy of our product candidates;

●	the prevalence and severity of adverse events associated with our product candidates;

●	the timely and satisfactory performance by third party contractors of their obligations in relation to our clinical trials;

●	if we receive FDA approval, our success in educating physicians and patients about the benefits, administration and use our product candidates;

●	our ability to raise additional capital on acceptable terms in order to achieve conduct the necessary clinical trials;

●	the availability, perceived advantages and relative cost of alternative and competing treatments;

●	the effectiveness of our marketing, sales and distribution strategy and operations;

●	our ability to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices;

●	our ability to obtain, protect and enforce our intellectual property rights;

●	our ability to bring an action timely for patent infringement arising out of the filing of ANDAs by generic companies seeking approval to market generic versions of our products, if applicable, before the expiry of our patents; and

●	our ability to avoid third party claims of patent infringement or intellectual property violations.

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

As with all medical products, the use of our products could sometimes produce undesirable side effects or adverse reactions or events (referred to cumulatively as adverse events). Our consumer products initially caused skin irritation because of certain of the ingredients in the patch, which we corrected by reformulating the patches. For the most part, we expect these adverse events to be known and occur at some predicted frequency based on our experience in the clinical development program. When adverse events are reported to us, we are required to investigate each event and the circumstances surrounding it to determine whether it was caused by our product and whether a previously unrecognized safety issue exists. We will also be required to periodically report summaries of these events to the applicable regulatory authorities. If the adverse effects are significant, we may be required to recall our product. We cannot assure you that our medical products will not cause skin irritation or other adverse events. Our ability to market our products may be impaired by unanticipated adverse events and any recall of our product. Because we are an early-stage company, our reputation, and our ability to market products, could be affected more severely than a major pharmaceutical company.

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

Health care providers, physicians and others will play a primary role in the recommendation and prescription of our proposed products. Further, if we use third-party sales and marketing providers, they may expose us to broadly applicable fraud and abuse and other health care laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products. Applicable federal and state health care laws and regulations are expected to include, but not be limited to, the following:

●

The federal anti-kickback statute is a criminal statute that makes it a felony for individuals or entities knowingly and wilfully to offer or pay, or to solicit or receive, direct or indirect remuneration, in order to induce the purchase, order, lease, or recommending of items or services, or the referral of patients for services, that are reimbursed under a federal health care program, including Medicare and Medicaid;

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

We may not be able to continue our relationship with Best Choice, which is the only distributor for our consumer products.

Our agreement with Best Choice has an initial term which, as a result of an extension dated May 26, 2019, will expire on April 30, 2020. The agreement provides for an automatic renewal for three years and for five-year periods thereafter if certain minimum purchases are made. Best Choice did not meet the initial conditions for the continuation of the agreement and we extended the period during which Best Choice must meet the initial purchase requirement from April 30, 2019 to April 30, 2020. As of the date of this annual report, Best Choice has not met the initial purchase requirements. We cannot assure you that Best Choice will meet the minimum purchase requirements for the extended initial term and that the agreement will not terminate if Best Choice fail to make such purchases. However, we cannot assure you that, if the agreement with Best Choice terminates, we will be able to enter into an agreement with another distributor who would be willing and able to obtain necessary regulatory approval and sell our product in the international market. Our failure to have any international distributor will materially impair our ability to generate revenue from our consumer products in the South Korean or any other international market.

Before we can market our product outside of the United States, we will need to obtain regulatory approval in each country in which we propose to sell our products.

In order to market and sell our products in jurisdictions other than the United States, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA and can involve additional testing.

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

Outside the United States, particularly in member states of the European Union, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations or the successful completion of health technology assessment procedures with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Certain countries allow companies to fix their own prices for medicines but monitor the pricing.

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

Fentanyl patches have known side effects and may cause serious or life-threatening breathing problems due to opioid-induced respiratory depression. In addition, taking certain medications with fentanyl may increase the risk of serious or life-threatening breathing problems, sedation or coma. Because of the seriousness of the side effects, fentanyl patches should only be used in accordance labelling approved by the FDA or by the applicable regulatory authorities outside of the United States. Fentanyl patches are only indicated for the treatment of people who are tolerant to opioid medications because they have taken this type of medication for at least one week and should not be used to treat mild or moderate pain, short-term pain, pain after an operation or medical or dental procedure, or pain that can be controlled by medication that is taken on an as-needed basis. Although we will include all warnings on the packaging that are required by the FDA or foreign regulatory authorities, claims may be made against us in the event that death or serious side effects result from the use of our abuse deterrent fentanyl transdermal system, even if prescribed for a patient for whom fentanyl patches should not be prescribed. We cannot assure you that we will not face significant liability as a result of such side effects and we may not have sufficient product liability insurance to cover any damages that may be assessed against us.

Because of our lack of funds, we may have to enter into a joint venture or strategic relationship or licensing agreement with a third party to develop and seek to obtain FDA approval of our potential products.

Our present efforts are directed to developing and seeking FDA approval for our pipeline of transdermal pharmaceutical products including our lead product, the abuse deterrent fentanyl transdermal system. The development of pharmaceutical products including a new delivery system for an already approved drug, is very expensive with no assurance of obtaining FDA approval. Because of the costs involved, we may need to enter into a joint venture or strategic alliance or licensing or similar agreement with a third party to bring our products to market, in which event we would have to give up a significant percentage of the equity in or rights to the product and require the other party to provide the necessary financing and personnel and to take a significant role in making the decisions relating to the development, testing, marketing and manufacturing of the product. The third party may have interests which are different from, and possibly in conflict with, our own. If we are unable to attract competent parties to distribute and market any product which we may develop, or if such parties’ efforts are inadequate, we will not be able to implement our business strategy and may have to cease operations. We cannot assure you that we will be successful in entering into joint ventures or other strategic relationships or that any relationship into which we may enter will develop a marketable product or that we will generate any revenue or net income from such a venture.

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

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for our technology which is incorporated in our products as well as successfully defending these patents against third-party challenges, should any be brought. 4P Therapeutics originally filed an international patent application under the Patent Cooperation Treaty for worldwide prosecution of the abuse deterrent transdermal technology patent used in our lead product, the abuse deterrent fentanyl transdermal system. The patent is being prosecuted in the United States and in other countries. Although the European Patent Office and the Japan patent office have approved our patent application, we have not yet received any response from the United States Patent and Trademark Office. Our ability to stop third parties from making, using, selling, offering to sell or importing products utilizing our proprietary or patented technology is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We cannot assure you that a patent will be granted in the United States or in any country in which the patent is being prosecuted. The patent positions of pharmaceutical and biopharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in biopharmaceutical patents has emerged to date in the United States. The biopharmaceutical patent situation outside the United States varies from country to country and is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in any patents we may be granted. Further, if any patents are granted and are subsequently deemed invalid and unenforceable, it could impact our ability to license our technology and, as noted previously, fend off competitive challenges. Patent litigation is very expensive and we may not have sufficient funds to defend our proprietary technology from infringement, either as a plaintiff in an action seeking to stop infringers from using our technology, or as a defendant in an action against us alleging infringement by us.

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

We have recently expanded our business by acquisition, and we may make acquisitions in the future. In 2017, we issued 1,250,000 shares of common stock, valued at $2,500,000, in connection with our proposed acquisition of Advanced Health Brands, Inc., but the stock of Advanced Health Brands was never transferred to us and the value of the intellectual property we were to have acquired did not have the value we anticipated, with the result that we incurred a $2,500,000 impairment loss in the year ended January 31, 2018. In September 2018, we entered into an agreement to acquire Carmel Biosciences Inc., and in November 2018, we terminated the agreement. We previously entered into another acquisition agreement which was rescinded shortly after the agreement was executed. We cannot assure you that any acquisition we complete will be successful or that any acquisition agreement we may enter into will result in an acquisition. An acquisition can be unsuccessful for a number of reasons, including the following:

●	We may incur significant expenses and devote significant management time to the acquisition and we may be unable to consummate the acquisition on acceptable terms.

●	If we identify a potential acquisition, we may face competition from other companies in the industry or from financial buyers in seeking to make the acquisition.

●	The integration of any acquisition with our existing business may be difficult and, if we are not able to integrate the business successfully, we may not only be unable to operate the business profitably, but management may be unable to devote the necessary time to the development of our existing business;

●	The key employees who operated the acquired business successfully prior to the acquisition may not be happy working for us and may resign, thus leaving the business without the necessary continuity of management.

●	Even if the business is successful, our senior executive officers may need to devote significant time to the acquired business, which may distract them from their other management activities.

●	If the business does not operate as we expect, we may incur an impairment charge based on the value of the assets acquired.

●	The products or proposed products of the acquired company may have regulatory problems with the FDA or any other regulatory agency, including the need for additional and unanticipated testing or the need for a recall or a change in labeling.

●	We may have difficulty maintaining the necessary quality control over the acquired business and its products and services.

●	To the extent that an acquired company operates at a loss prior to our acquisition, we may not be able to develop profitable operations following the acquisition.

●	Problems and claims relating to the acquired business that were not disclosed at the time of the acquisition may result in increased costs and may impair our ability to operate the acquired company.

●	The acquired company may have liabilities or obligations which were not disclosed to us, or the acquired assets, including any intellectual property, may not have the value we anticipated.

●	The assets, including intellectual property, of the acquired company may not have the value that we anticipated.

●	The products may not perform as anticipated.

●	We may not be able to fund the development of any assets we may acquire.

●	The products may be subject to recall or the FDA may require additional trials for the product.

●	Components or ingredients for the product may become subject to tariffs which may increase manufacturing costs.

●	We may require significant capital both to acquire and to operate the business, and the capital requirements of the business may be greater than we anticipated. Our failure to obtain funds on reasonable terms may impair the value of the acquisition.

●	The acquired company may not operate at the revenue level or with the gross margin shown in the financial statements or projections.

●	The acquired company may have granted rights to its intellectual property which decrease the value of the intellectual property to us.

●	Patents may not be granted for patent applications which the acquired company filed or patents may be successfully challenged.

●	There may be conflicts in management styles that prevent us from integrating the acquired company with us.

●	The former equity owners or officers may compete in violation of their non-competition covenants or the non-competition covenants may be held to be unenforceable.

●	The business of the acquired company may have problems of which management was unaware and which do not become evident until after the acquisition and we may require significant funding to remedy the problem.

●	The indemnification obligations of the seller under the purchase agreement, if any, may be inadequate to compensate us for any loss, damage or expense which we may sustain, including undisclosed claims or liabilities.

●	To the extent that the acquired company is dependent upon its management to maintain relationships with existing customers, we may have difficulty in retaining the business of these customers if there is a change in management.

●	Government agencies may seek damages after we make the acquisition for conduct which occurred prior to the acquisition and we may not have adequate recourse against the seller.

●	The acquired company may have operated in violation of laws which results significant expenditures for us to remedy as well as potential penalties for the violations.

●	We may have difficult collecting the acquired company’s accounts receivable and in selling the acquired company’s inventory.

●	The sellers of the acquired company may be in breach of their representations and warranties and we may not be able to recover damages.

If any of the foregoing or any other events which we do not contemplate happen, we may incur significant expenses, which we may not be able to cover, and the development of our business can be impaired. We cannot assure you that any acquisition we will make will be successful.

We may not be able to recover the 1,200,000 shares of common stock we issued in connection with our proposed acquisition of Advanced Health Brands.

On May 22, 2017, we entered into an agreement to acquire Advanced Health Brands, which held six provisional patents for transdermal products. Pursuant to the agreement, we were to issue 1,250,000 shares of common stock, valued at $2,500,000, in exchange for the stock of Advanced Health Brands and a related corporation. In August 2017, when we issued the shares to the Advanced Health Brands stockholders, the Advanced Health Brands stock had not been transferred to us. Although we did not have title to the shares of Advanced Health Brands stock, we treated the transaction as completed and we announced that we had acquired Advanced Health Brands, relying on the stockholders’ obligation to transfer the shares to us. We had appointed two of the Advanced Health Brands stockholders as directors and executive officers. In January 2018, we recognized an impairment loss of $2,500,000 based on both our failure to obtain title to the Advanced Health Brands stock and our conclusion that the provisional patents that were held by Advanced Health Brands did not have any value to us. In December 2018 50,000 shares were returned by one of the defendants. We have commenced legal actions against Advanced Health Brands and its stockholders in Florida and New York. In the Florida action, the court ruled against us. On February 1, 2019, we appealed the court’s order. Pursuant to a settlement agreement with one of the defendants, that defendant returned the 50,000 shares which had been issued to her, and the shares were cancelled as of January 31, 2019. On March 20, 2020, the Florida district court of appeal reversed the lower court ruling in the Florida state court action that dismissed our complaint with prejudice, and gave us leave to file an amended complaint. The New York action was recently commenced against the stockholders of Advanced Health Brands, and the defendants have filed a motion to dismiss the action. See “Bsiness — Legal Proceedings.” We cannot assure you that we will prevail in either action, that we will be able recover either the 1,200,000 shares of common stock or any monetary damages from the Advanced Health Brands stockholders or that we will not incur any liability as a result of either our issuance of the shares or our failure to provide the necessary documentation to permit the Advanced Health Brands stockholders to sell their shares pursuant to Rule 144 or from our treating and announcing the acquisition as completed or based on other claims.

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

We are dependent upon Gareth Sheridan, our chief executive officer, and Dr. Alan Smith, our chief operating officer who is president of 4P Therapeutics. Although Mr. Sheridan has an employment agreement with us, the employment agreement does not guarantee that he will continue with us. We do not have an employment agreement with Dr. Smith. The loss of Mr. Sheridan or Dr. Smith would materially impair our ability to conduct our business.

If we are unable to attract, train and retain technical and financial personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train and retain key management, technical, regulatory and financial personnel. Recruiting and retaining capable personnel with experience in pharmaceutical product development is vital to our success. There is substantial competition for qualified personnel, and, competition is likely to increase. We cannot assure you we will be able to attract or retain the personnel we require. Our financial condition is likely to impair our ability to attract qualified candidates. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected.

Risks Concerning our Securities

We and our senior executive officers settled an SEC investigation, which may affect the market for and the market price of our common stock and warrants and our ability to list on a stock exchange.

Following an investigation into the accuracy of statements in our Form 10 registration statement filed June 2, 2016, as amended, and our Form 10-K annual report filed May 8, 2017 that did not accurately reflect the FDA’s jurisdiction over our consumer products and did not disclose that we could not legally market these products in the United States, a Wells notice which we, our chief executive officer and our chief financial officer received on August 10, 2017 and a Wells submission which we and the officers submitted in response to the Wells notice, the SEC, on December  26, 2018, announced that it has accepted our settlement offer and instituted settled an administrative cease-and-desist proceeding against us and our chief executive officer and chief financial officer. The SEC’s administrative order, dated December 26, 2018, finds that we and the officers consented – without admitting or denying any findings by the SEC — to cease-and-desist orders against them for violations by us of Sections 12(g) and 13(a) of the Securities Exchange Act of 1934 and Rules 12b-20 and 13a-1 thereunder, which require issuers to file accurate registration statements and annual reports with the Commission; violations by the officers for causing our violations of the above issuer reporting provisions; and violations by the officers of Rule 13a-14 of the Exchange Act, which requires each principal executive and principal financial officer of issuers to attest that annual reports filed with the SEC do not contain any untrue statements of material fact. In addition to consenting to the cease-and-desist orders, the officers have each agreed to pay a $25,000 civil penalty to resolve the investigation. The administrative order does not impose a civil penalty or any other monetary relief against us. The settlement may affect the market for and the market price of our common stock and warrants.

Our lack of internal controls over financial reporting may affect the market for and price of our common stock and warrants.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to file a report by our management on our internal control over financial reporting. Our disclosure controls and our internal controls over financial reporting are not effective. We do not have the financial resources or personnel to develop or implement systems that would provide us with the necessary information on a timely basis so as to be able to implement financial controls. Our financial condition together with the fact that we recently acquired 4P Therapeutics, which was a privately owned company prior to our acquisition and did not have any internal controls over financial reporting in effect, makes it difficult for us to implement a system of internal controls over financial reporting, and we cannot assure you that we will be able to develop and implement the necessary controls. The absence of internal controls over financial reporting may inhibit investors from purchasing our stock and may make it more difficult for us to raise capital or borrow money. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors and employees, entail substantial costs in order to modify our existing accounting systems, take a significant period of time to complete and divert management’s attention from other business concerns. These changes may not, however, be effective in developing or maintaining internal control.

If we are unable to conclude that we have effective internal controls over financial reporting, investors may lose confidence in our operating results, the price of the common stock and warrants could decline and we may be subject to litigation or regulatory enforcement actions. In addition, if we are unable to meet the requirements of Section 404 of the Sarbanes-Oxley Act, our common stock and warrants may not be able to remain listed on the NASDAQ Capital Market.

The market price for our common stock and warrants may be volatile and your investment in our common stock and warrants could suffer a decline in value.

The trading volume in our stock is low, which may result in volatility in our stock price. As a result, any reported prices may not reflect the price at which you would be able to sell shares of common stock or warrants if you want to sell any shares or warrants you own or buy shares or warrants if you wish to buy shares or warrants. Further, stocks with a low trading volume may be more subject to manipulation than a stock that has a significant public float and is actively traded. The price of our stock and warrants may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following, in addition to the risks described above and general market and economic conditions:

●	concern about the effects of the recent SEC settlement;

●

the market’s reaction to our financial condition and its perception of our ability to raise necessary funding or enter into a joint venture, given the economic environment resulting from the COVID-19 pandemic, as well as its perception of the possible terms of any financing or joint venture;

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

Our officers and directors as a group beneficially own approximately 61% of our common stock. As a result, they have the effective power to elect all of our directors and to approve any action requiring stockholder approval.

Raising funds by issuing equity or convertible debt securities could dilute the net tangible book value of the common stock and impose restrictions on our working capital.

We anticipate that we will require funds in addition to the net proceeds from this offering for our business. If we were to raise capital by issuing equity securities, either alone or in connection with a non-equity financing, the net tangible book value of the then outstanding common stock could decline. If the additional equity securities were issued at a per share price less than the market price, which is customary in the private placement of equity securities, the holders of the outstanding shares would suffer dilution, which could be significant. Further, if we are able to raise funds from the sale of debt securities, the lenders may impose restrictions on our operations and may impair our working capital as we service any such debt obligations.

Stockholders may experience significant dilution as a result of future equity offerings and other issuances of our common stock or other securities.

We will need to raise substantial funds in order to develop our products. In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not which is less than the market price and which may be based on a discount from market at the time of issuance. Stockholders will incur dilution upon exercise of any outstanding stock options, warrants or upon the issuance of shares of common stock under our present and future stock incentive programs. In addition, the sale of shares and any future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the price of our common stock. We cannot predict the effect, if any, that market sales of those shares of common stock or the availability of those shares of common stock for sale will have on the market price of our common stock.

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

We are classified as an “emerging growth company” under the JOBS Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, we will not be required to, among other things, (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, (ii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iii) provide certain disclosure regarding executive compensation, or (iv) hold nonbinding advisory votes on executive compensation. We will remain an emerging growth company for up to five years, although we will lose that status sooner if we have more than $1.07 billion of revenues in a fiscal year, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.07 billion of non-convertible debt over a three-year period. To the extent that we rely on any of the exemptions available to emerging growth companies, you will receive less information about our executive compensation and internal control over financial reporting than issuers that are not emerging growth companies. If some investors find our common stock to be less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We do not intend to pay any cash dividends in the foreseeable future.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future.

ITEM 2. PROPERTIES

We do not own any real property. We lease approximately 200 square feet of office space in Orlando, Florida pursuant to a one-year lease which expires in July 2020. The current annual rental is $20,640. We have the right to renew, at a rent to be determined. With the office lease, we have access to board rooms, kitchen facilities and administrative support services.

ITEM 3. LEGAL PROCEEDINGS

On August 10, 2018, we, our chief executive officer and our chief financial officer received a Wells notice from the enforcement division staff of the Miami Regional Office of the SEC in connection with an investigation into the accuracy of certain statements in our Form 10 registration statement filed June 2, 2016, as amended, and our Form 10-K annual report filed May 8, 2017. The staff’s inquiry was focused on our disclosure language in those filings relating to the FDA requirements for our consumer transdermal patch products in that our filings did not accurately reflect the FDA’s jurisdiction over our consumer products and did not disclose that we could not legally market these products in the United States. On September 7, 2018, we and the officers filed a Wells submission in response. After engaging in settlement discussions with the staff about the matters under investigation, we and the officers submitted an offer of settlement to resolve the investigation without admitting or denying any violations of the federal securities laws.

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

On July 27, 2018, we commenced an action in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, against Advanced Health Brands, Inc., Raymond Kalmar, Paul Murphy, Michelle Polly-Murphy, Laura Fillman and John Baker, together with a Motion for Temporary Injunction Without Notice and a Motion for Prejudgment Writ of Replevin arising from our decision to seek to rescind for misrepresentation the agreement by which we acquired advanced Health Brands, Inc. for 1,250,000 shares of common stock valued at $2,500,000 and seek return of the shares. On August 2, 2018, the court entered a Temporary Injunction Without Notice and an Order to Show Cause against the defendants. Defendants Kalmar, Murphy, Polly-Murphy, and Baker filed a Motion to Dismiss our Verified Complaint, Motion to Dissolve Temporary Injunction Without Notice and Response to Order to Show Cause, and Motion to Compel Arbitration. On January 4, 2019, the court dismissed our complaint with prejudice, and directed the defendants to assign to us within 30 days, the six patents never duly transferred to us. On February 1, 2019, we appealed the court’s order. Pursuant to a settlement agreement with one of the defendants, that defendant returned the 50,000 shares which had been issued to her, and the shares were cancelled as of January 31, 2019. On June 7, 2019, the individual defendants (other than the defendant whom we have a settlement agreement), filed a motion for sanctions and civil contempt against us, which generally claimed that we failed to comply with the Court’s January 4, 2019 order by refusing to issue the Ruling 144 letters that would allow the defendants to transfer their shares of common stock. On October 29, 2019, the Court denied the defendants motion. On March 20, 2020, the Florida district court of appeal reversed the lower court ruling in the Florida state court action that dismissed our complaint with prejudice, and gave us leave to file an amended complaint.

On August 22, 2018, four of the defendants in the Florida action described in the previous paragraph filed a complaint against us in the Franklin County, Ohio Court of Common Pleas seeking a declaratory judgment permitting them to sell the shares of common stock they received pursuant to the acquisition agreement. The parties have agreed to a stay pending the outcome of the Florida litigation.

On April 29, 2019, we filed a securities fraud action in the U.S. District Court for the Eastern District of New York against Raymond Kalmar, Paul Murphy, Michelle Polly-Murphy, Advanced Health Brands and TD Therapeutic, Inc. In the complaint we allege that in 2017, the defendants fraudulently and deceitfully obtained 1,250,000 shares of common stock by orchestrating a months-long scheme to defraud us. We are seeking the return of the 1,200,000 shares of common stock and monetary damages resulting from the defendants’ fraudulent conduct. The defendants filed a motion to dismiss on August 23, 2019, and we filed our response on September 13, 2019.

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

As of April 10, 2020 we had 68 holders of record of our common stock.

The transfer agent for the common stock is American Stock Transfer & Trust Company, LLC, 6201 15th Ave, Brooklyn, NY 11219, telephone (800) 937-5449.

On January 31, 2020, we issued 8,572 shares of common stock to each of Sean Gallagher, president and a director, and Strategic Pharmaceutical Consulting LLC, which is controlled by Jeff Patrick, chief scientific officer, pursuant employment agreements with Mr. Gallagher and Dr. Patrick. The employment agreements provide that each of Mr. Gallagher and Dr. Patrick receive annual compensation of $60,000, which may be paid in cash or stock. The shares were issued as compensation of $120,000 for the years ended January 31, 2020 and 2019. The shares were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2).

We do not have any equity plans, except to the extent that our employment agreements with Mr. Gallagher and Dr. Patrick may be deemed equity incentive plans since they give us the right to pay their compensation in shares of common stock.

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

It should be noted that current public health threats could adversely affect our ongoing or planned business operations. In particular, the novel coronavirus (COVID-19) has resulted in quarantines, restrictions on travel and other business and economic disruptions. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the partners and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and adversely impacted. The measures being taken by service providers and government agencies to suppress the spread of COVID-19 infection may delay time to production of our planned abuse deterrent fentanyl transdermal system product and therefor delay the time of filing with FDA for approval.

Overview

Our primary business is the development of a portfolio of transdermal pharmaceutical products. Our lead product is our abuse deterrent fentanyl transdermal system which we are developing to provide clinicians and patients with an extended-release transdermal fentanyl product for use in managing chronic pain requiring around the clock opioid therapy combined with properties designed to help combat the opioid crisis by deterring the abuse and misuse of fentanyl patches. We believe that our abuse deterrent technology can be broadly applied to various transdermal products and our strategy is to follow the development of our abuse deterrent fentanyl transdermal system with the development of additional transdermal prescription products for pharmaceuticals that have risks or a history of abuse. In addition, we are developing a portfolio of transdermal pharmaceutical products to deliver commercially available drugs or biologics that are typically delivered by injection but with the potential to improve compliance and therapeutic outcomes.

Because of our financial position, we have put our development efforts with respect to these products on hold, and our only business is the performance of contract services for a small number of customers. Because of both our financial position and the effects of the COVID-19 pandemic, our contract service business has also been scaled back. The description of our business in this annual report is based on our ability to raise significant financing or enter into a joint venture agreement with a third party that has the financial ability to fund the joint venture’s operations. We cannot assure you that we will be able to obtain necessary financing or enter into a joint venture agreement on reasonable, if any, terms. If we are not able to continue obtain financing or enter into a joint venture agreement, we may not be able to continue in business.

Through July 31, 2018, our business was the development of a line of consumer and health products that are delivered through a transdermal patch which we plan to sell internationally. Consumer products are products that are sold over the counter and do not require a prescription. Most of our consumer products require FDA approval for sale in the United States, and we have not sought to obtain, and we do not plan to seek to obtain, FDA approval to market these product in the United States at this time. Presently our efforts with respect to our consumer transdermal products is limited to our distribution agreement with Best Choice, which is planning to market our consumer products in South Korea. Through January 31, 2020, we generated modest revenue from the sale of our consumer products to Best Choice, which is conducting preliminary marketing activities in South Korea pending obtaining the necessary regulatory approvals necessary to market the products to consumers in South Korea. Since Best Choice has not yet obtained the necessary regulatory approval to market our consumer products in South Korea, we do not anticipate generating any significant revenue from Best Choice during the year ending January 31, 2020. We cannot assure you that Best Choice will obtain necessary regulatory approval in South Korea or in any other country in which it has distribution rights or that, if it does obtain the necessary approval, that we will generate any significant revenue from Best Choice.

With our acquisition of 4P Therapeutics on August 1, 2018, our focus changed, and we are seeking to develop and seek FDA approval on a number of transdermal pharmaceutical products under development by 4P Therapeutics. As a result of the acquisition of 4P Therapeutics, we have pipeline of potential products.

4P Therapeutics has not generated any revenue from any of its products under development. Rather, prior to our acquisition, 4P Therapeutics generated revenue to provide cash for its operations through contract research and development and related services for a small number of clients in the life sciences field on an as-needed basis. We are, for the near term, continuing this activity, although we do not anticipate that it will generate significant revenues and, since our acquisition, it has generated a negative gross margin. We have no long-term contractual obligations, and either party can terminate at any time.

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

On March 2020, we issued in a private placement 46,828 units at a price of $11 per unit. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $14 per share. The warrants expire April 30, 2023. We issued a total of 46,828 shares of common stock and warrants to purchase 46,828 shares of common stock. We received proceeds of $515,113.

On March 25, 2020, we paid off the convertible notes in the principal amount of $270,000 from the proceeds of the private placement. The total payments, including the prepayment penalty and accrued interest, was $345,656.24. The payment was made from the proceeds of the private placement. As a result of the payment of the notes, the derivative liability, which was $928,774 at January 31, 2020, was reduced to zero. As a result of the terms of the private placement, the warrants, which were issued to the holders of the convertible debt, to purchase 50,000 shares of common stock at the lesser of (a) $20.90 or (b) if the Company completes a private offering, 110% of the initial offering price of the common stock in the public offering, became warrant to purchase 95,000 shares at $11 per share, subject to adjustment pursuant to the antidilution provisions of the warrant.

In March 27, 2020, a minority stockholder who had previously made loans to us in the total amount of $215,000, made an additional loan to us in the amount of $60,000, increasing the total loans from the stockholder to $275,000. On March 27, 2020, we issued 25,000 shares of common stock upon conversion of the notes.

Results of Operations

Years Ended January 31, 2020 and 2019

For the year ended January 31, 2020, we generated revenue of $370,647 and our costs of revenue were $549,107, resulting in negative gross profit of $178,460. For the year ended January 31, 2019, we generated revenue of $245,285 and our costs of revenue were $288,301, resulting in negative gross margin of $43,016. Our revenue for January 31, 2020 was derived from two sources – a continuation of research and development contracts of the type 4P Therapeutics performed prior to our acquisition, which accounted for $245,679, and $124,968 from sales of our consumer transdermal product to or South Korean distributor for its preliminary marketing efforts since the product has not obtained regulatory approval for retail sales in South Korea. Since we do not have the funds for development of our lead product, the 4P Therapeutics fixed costs are allocated to the contract services that we perform for clients. Our cost of revenue for our contract research and development services represents basically our labor cost plus a modest amount of material costs which we passed on to the client. In connection with our consumer transdermal products, our suppliers ran into supply problems for certain foil components used in the transdermal patches due to the tariffs on Chinese imports into the United States which resulted in manufacturing delays in meeting the first order from Best Choice, and it was necessary for Best Choice to perform at our cost, some of the manufacturing functions in South Korea. We have worked to resolve these manufacturing problems.

For the year ended January 31, 2020, our selling, general and administrative expenses were $1,790,980 primarily legal, accounting and payroll expense. Of this amount, $252,700 was stock-based compensation comprised of a warrant granted to Dr. Jeff Patrick, our scientific officer, which expired unexercised, and $120,000 representing the value of shares of common stock issued to our president, Sean Gallagher, and to an entity controlled by Dr. Patrick as compensation for services during the year ended Janaury 31, 2020 pursuant to employment agreements with Mr. Gallagher and Dr. Patrick. The agreements provide for annual compensation of $60,000 to each of them, which may be paid in stock or cash, and the shares were issued for services rendered in the years ended January 31, 2020 and 2019. For the year ended January 31, 2019, our operating expenses were $3,288,224, of which $1,763,950 represented stock-based compensation, consisting of $1,374,500 of executive compensation, including compensation for services to a company affiliated with an officer, $74,000 of compensation to our scientific advisory board member who is not an officer, $222,000 of fees paid to our independent directors, and $93,450 paid for consulting and related services, of which $44,800 was paid to an affiliate of an officer for services rendered prior to the date he became an officer. Other selling, general and administrative expenses were $1,524,274, primarily professional fees, marketing expenses, and compensation.

During the year ended January 31, 2020, we incurred derivative expense of $767,650 and a gain on change in fair value of derivatives of $88,876 in connection with our October 30, 2019 financing in which we raised gross proceeds of $250,000 and net proceeds of $203,000 from the sale of convertible notes and warrants. We had no derivative expense during the year ended January 31, 2019.

We incurred interest expense of $73,413 for the year ended January 31, 2020. We had no interest expense for the year ended January 31, 2019.

As a result of the foregoing, we sustained a net loss of $2,721,627 or $(0.50) per share (basic and diluted) for the year ended January 31, 2020, compared with a loss of $3,331,240, or $(0.62) per share (basic and diluted) for the year ended January 31, 2019.

Liquidity and Capital Resources

For the year ended January 31, 2020, we used $894,470 in our operations. The principal adjustment to our net loss of $2,721,627 were stock-based compensation of $252,700, derivative expense of $767,650 a loss on change in fair value of derivatives of $88,876 an increase in accounts payable and accrued expenses of $720,150, a decrease in prepaid expenses of $82,558, depreciation and amortization of $72,188, offset by a decrease in customer deposits of $71,225.

For the year ended January 31, 2019, we used cash of $1,105,466 in operations. The principal adjustments to our net loss of $3,331,240 were stock-based compensation of $1,763,950, an increase in accounts payable and accrued expenses of $273,352, a decrease in prepaid expenses of $57,778 and depreciation and amortization of $36,616 and an increase in expenses paid on our behalf by an officer of $24,300.

For the year ended January 31, 2020, we had no cash flow from investing activities. For the year ended January 31, 2019, our cash flow from investing activities consisted of a $400,000 payment in connection with the acquisition of 4P Therapeutics and $4,163 for the purchase of equipment.

For the year ended January 31, 2020, we had cash flows from financing activities of $430,250 primarily $175,000 from non-interest bearing loan from a minority stockholder and gross proceeds of $250,000 from the sale of convertible debt in the principal amount of $270,000 and warrants to purchase common stock.

For the year ended January 31, 2019, our cash flows from financing activities of $1,983,888 consisted primarily of $1,500,000 from the sale of common stock and $500,000 from the exercise of warrants.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Going Concern

Our consolidated financial statements for the year ended January 31, 2020 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities in the normal course of business. We did not generate any revenue prior to the quarter ended October 31, 2018. For the year ended January 31, 2020, we generated revenue of $370,647 on which we recorded cost of sales of $549,107 and a loss from operations of $2,014,440. Subsequent to January 31, 2020, because of the lack of available cash and the decline in business resulting in part from the effects of the COVID-19 pandemic, we temporarily closed our operations, and do not expect that we will be able to commence operations relating to the development of our transdermal pharmaceutical products until we received substantial funding. Successful business operations and our transition to attaining profitability are dependent upon obtaining significant financing and achieving a level of revenue to support its cost structure, developing our products and obtaining FDA approval to market any product we develop and implementing a marketing program for such products. These factors raise substantial doubt about our ability to continue as a going concern. Without such financing, we may not be able to continue in business.

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

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to a customer. We adopted the guidance under the new revenue standards using the modified retrospective method effective February 1, 2018 and determined no cumulative effect adjusted to retained earnings was necessary upon adoption. Topic 606 requires the Company to recognize revenues when control of the promised goods or services and receipt of payment is probable. The Company recognizes revenue based on the five criteria for revenue recognition established under Topic 606: 1) identify the contract, 2) identify separate performance obligations, 3) determine the transaction price, 4) allocate the transaction price among the performance obligations, and 5) revenue is recognized when the performance obligations are satisfied.

Revenue Types

The following is a description of the Company’s revenue types, which include professional services and sales of consumer products:

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

Contracts with Customer.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For our different revenue service types, the performance obligation is satisfied at different times. Our performance obligations include providing products and professional services in the area of research. We recognize product revenue performance obligations in most cases when the product has shipped to the customer. When we perform professional service work, we recognize revenue when we have the right to invoice the customer for the work completed, which typically occurs on a monthly basis for the work performed during that month.

All revenue recognized in the statement of operations is considered to be revenue from contracts with customers.

Intangible Assets

Intangible assets include patents, intellectual property and other intangible assets acquired through business combinations. We account for Other Intangible Assets under the guidance of ASC 350, “Intangibles-Goodwill and Other.” We capitalize certain costs related to patent technology, as a substantial portion of the purchase price related to our acquisition has been assigned to the intellectual property and other intangibles of the acquired entity. Under the guidance, other intangible assets with definite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are tested annually for impairment. Patents and intellectual property are being amortized over their useful lives of ten years.

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value. We do not amortize goodwill in accordance with ASC 350.

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

Business Combinations

We recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the accounting literature. In accordance with this guidance, acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.

Recent Accounting Standards

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This standard became effective for us on February 1, 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the fair value measurements disclosures with the primary focus to improve effectiveness of disclosures in the notes to the financial statements that is most important to the users. The new guidance modifies the required disclosures related to the valuation techniques and inputs used, uncertainty in measurement, and changes in measurements applied. ASU 2018-13 will be effective for the Company for its fiscal year beginning after December 15, 2019 and each quarterly period thereafter. Early adoption is permitted. The Company is currently assessing the impact this new guidance may have on the Company’s consolidated financial statements and footnote disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are currently assessing the impact of this standard on our combined financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which removes Step 2 from the goodwill impairment test and replaces the qualitative assessment. Impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. Under this revised guidance, failing Step 1 will always result in a goodwill impairment. The amendments in this update should be applied prospectively for annual and interim periods in fiscal years beginning after December 15, 2019. The Company early adopted ASU 2018-07 on February 1, 2019. The Company’s adoption of ASU 2018-07 has had no impact on its consolidated financial statements or disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU No. 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of a business or as acquisitions (or disposals) of assets. ASU No. 2017-01 is effective for annual periods beginning after December 15, 2018, with early adoption permitted under certain circumstances. The amendments of ASU No. 2017-01 were adopted by the Company effective February 1, 2019. The adoption of this standard had no impact on our consolidated financial position or results of operations.

The Company has reviewed all other FASB-issued ASU accounting pronouncements and interpretations thereof that have effective dates during the period reported and in future periods.  The Company has carefully considered the new pronouncements that alter previous GAAP and does not believe that any new or modified principles will have a material impact on the company’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of the Company’s financial management and certain standards are under consideration.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of January 31, 2020, the end of the period covered by this annual report. The disclosure controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who are two of our three full-time employees. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function, our very limited staff, and our recent acquisition of 4P Therapeutics, which is principally responsible for our business and was privately owned when we acquired it, were not effective as of January 31, 2020, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of January 31, 2020, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of January 31, 2020.

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

Changes in Internal Control over Financial Reporting.

During the quarterly period ended January 31, 2020, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Set forth below is certain information with respect to our directors and executive officers:

Name	Age	Position
Gareth Sheridan	30	Chief executive officer and director
Sean Gallagher	57	President and director
Serguei Melnik	47	Chief financial officer and director
Gerald Goodman	71	Chief accounting officer
Alan Smith, Ph.D.	54	Chief operating officer and president of 4P Therapeutics
Patrick Ryan	33	Chief technical officer
Jeff Patrick, Pharm.D.	50	Chief scientific officer
Larry Dillaha, MD	56	Chief medical officer
Radu Bujoreanu[3]	49	Director
Thomas Cooney	56	Director
Steven P. Damon	64	Director
Michael Doron[2]	58	Director
Mark Hamilton[1,2,3]	34	Director
Stefan Mancas[1]	43	Director
Jay Moore[1]	46	Director

[1]	Member of the Audit Committee

[2]	Member of the Compensation Committee

[3]	Member of the Nominating and Corporate Governance Committee

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

Serguei Melnik has been our chief financial officer and a director since January 2016. Mr. Melnik has been involved in general business consulting for companies in the U.S. financial markets and setting up the legal and financial framework for operations of foreign companies in the U.S. During the last twenty years Mr. Melnik, through his consulting company Wolf Blitz Inc., consulted on multiple international trade deals with the clients from Ecuador, Ukraine, Moldova, and Romania. Mr. Melnik received his law degree from Moldova State University.

Gerald Goodman has been our chief accounting officer since July 31, 2018. Mr. Goodman is a certified public accountant and, since 2014, has practiced with his own firm, Gerald Goodman CPA P.C. From January 1, 2010 until December 31, 2014, Mr. Goodman practiced with Madsen & Associates, CPA’s Inc., Murray, Utah, and was a non-equity partner and managed the firm’s SEC practice. Mr. Goodman is a director of Lifestyle Medical Network, Inc., which provides management services to healthcare providers. From 1971 to 2010, Mr. Goodman was a partner in the accounting firm of Wiener, Goodman & Company P.C. Mr. Goodman is a 1970 graduate of Pennsylvania State University where he received a B.S. Degree in Accounting. Mr. Goodman works for us on a part-time basis.

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

Patrick Ryan has been chief technical officer since February 2018. Mr. Ryan also is also director of digital consultancy agency Trigger Media. From 216 to September 2017, he was general manager of CRS Events. From 2013 to 2016, Mr. Ryan worked as an online security analyst with Paddy Power Betfair Plc. Mr Ryan serves as technical advisor for sports media brand, Pundit Arena, where he has advised on technical development since 2012 and as a digital consultant for Irish Aid Charity, Bóthar, where he works on the development of the charity’s plans. Mr. Ryan has been involved in general technical consulting for startups and companies in Ireland for more than ten years. Mr. Ryan graduated with a Bachelors in Engineering from University College Dublin is working towards his masters in data analytics from National College of Ireland. Mr. Ryan works for us on a part-time basis.

Jeff Patrick, Pharm.D. has been our chief scientific officer since May 2018. He is also head of our scientific advisory board. Dr. Patrick has served as director of the Drug Development Institute at the Ohio State University Comprehensive Cancer Center since February 2017. Dr. Patrick served as chief scientific officer for New Haven Pharmaceuticals, Inc., a specialty pharmaceutical company, from October 2014 to February 2017 Dr. Patrick was global vice president of professional affairs at Mallinckrodt Pharmaceuticals, Inc. from April 2010 to August 2014. Dr. Patrick is a residency-trained clinical pharmacist with approximately 20 years of pharmaceutical industry experience. Dr. Patrick earned his B.S. and Pharm.D. degrees from the University of Tennessee. Dr. Patrick also completed the Wharton School of Business Pharmaceutical Executive Program. Dr. Patrick devotes only a portion of his time to our business. Dr. Patrick works for us on a part-time basis.

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

Radu Bujoreanu has been a director since June 2019. Mr. Bujoreanu has been the owner and executive director of Consular Assistance, Inc., which provides assistance in obtaining visas for the Republic of Moldava and related services since December 2002, and he has been a real estate agent with Keller Williams Realty, Inc. since May 2019. Mr. Bujoreanu received his Bachelor in International Public Law from the University of Moldova.

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

Audit Committee

The audit committee is comprised of Mr. Hamilton, as chairman, Dr. Mancas and Mr. Moore. We do not have an “audit committee financial expert.” The audit committee oversees, reviews, acts on and reports on various auditing and accounting matters to the board, including: the selection of our independent accountants, the scope of our annual audits, fees to be paid to the independent accountants, the performance of our independent accountants and our accounting practices, all as set forth in our audit committee charter.

Compensation Committee

The compensation committee is comprised of Michael Doron and Mark Hamilton. The compensation committee oversees the compensation of our chief executive officer and our other executive officers and reviews our overall compensation policies for employees generally as set forth in the audit committee charter. If so authorized by the board, the compensation committee may also serve as the granting and administrative committee under any option or other equity-based compensation plans which we may adopt. The compensation committee will not delegate its authority to fix compensation; however, as to officers who report to the chief executive officer, the compensation committee will consult with the chief executive officer, who may make recommendations to the compensation committee. Any recommendations by the chief executive officer are accompanied by an analysis of the basis for the recommendations. The committee will also discuss with the chief executive officer and other responsible officers the compensation policies for employees who are not officers. The compensation committee has the responsibilities and authority relating to the retention, compensation, oversight and funding of compensation consultants, legal counsel and other compensation advisers. The compensation committee members will consider the independence of such advisors before selecting or receiving advice from such advisors.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee, which is comprised of Mr. Hamilton and Mr. Bujoreanu, will identify, evaluate and recommend qualified nominees to serve on our board; develop and oversee our internal corporate governance processes, and maintain a management succession plan.

Independent Directors

Six of our directors, Radu Bujoreanu, Thomas Cooney, Michael Doron, Mark Hamilton, Stefan Mancas and Woody Jay Moore, are independent directors based on the NASDAQ definition of independent director.

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

Code of Ethics

Our board of directors has adopted a code of ethics applicable to our employees, directors and officers, in accordance with applicable U.S. federal securities laws and the NASDAQ regulations. Any waiver of this code may be made only by our board of directors and will be promptly disclosed as required by applicable federal securities laws and the NASDAQ corporate governance rules.

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

Scientific Advisory Board

We have formed a scientific advisory board to advise us on product development and potential products which we may be able to develop an application that uses our technology and into which markets we should seek to enter if we receive FDA approval in the United States. To date, the scientific advisory board has not been active. We anticipate that if we receive proceeds from a public offering of our securities and have commenced full clinical development program, the scientific advisory board will work with us on product development as well as with respect to which markets we will seek to enter if we receive FDA approval. Our scientific advisory board presently has three members – Dr. Jeff Patrick, who is our chief scientific officer, Dr. Larry Dillaha, who is our chief medical officer, and Dr. Srinvas Nalamachu. Pursuant to an agreement dated July 31, 2018, we engaged Dr. Nalamachu to serve as a member of our scientific advisory board for a two-year period commencing July 31, 2018. He provides his services to us on part-time basis. For the first year, Dr. Nalamachu received 2,500 shares, valued at $74,000, as compensation for his advisory board service. Thereafter, compensation is in line with that of other advisory board members.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively.  Mr. Sheridan and Mr. Melnik filed late Form5s for the year ended January 31, 2020. Mr. Goodman, Dr. Smith, Mr. Ryan, Dr. Patrick, Dr. Dillaha, Mr. Bujoreanu, Mr. Cooney, Mr. Damon, Mr. Doron, Mr. Hamilton, Mr. Mancas and Mr. Moore have not filed their Form 3 or Form 4.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended January 31, 2020 and 2019, earned by or paid to our chief executive officers and the two other officers receiving the greatest compensation.

		Salary	Bonus Awards	Stock Awards	Option/ Awards (1)	Incentive Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
Name and Principal Position	Year	$	$	$	$	$	$	$	$
Gareth Sheridan, CEO	2020	$42,000	$15,000	-	-	-	-	-	$67,000
	2019	88,000	-	-	-	-	-	-	88,000
Sean Gallagher, President[1]	2020	-	-	$60,000	-	-	-	-	60,000
	2019			462,500	-	-	-	-	462,500
Jeff Patrick Chief Scientific Officer[1]	2020	-	-	60,000	252,700	-	-	-	312,700
	2019	-	-	222,500	-	-	-	-	222,500

[1]	During the year ended January 31, 2020, we issued to Mr. Gallaher 8,572 shares of common stock, valued at $120,000, representing his compensation for the years ended January 31, 2020 and 2019 pursuant to his employment agreement. During the year ended January 31, 2019, we issued to Mr. Gallagher 25,000 shares of common stock valued at $402,500.

[2]	During the year ended January 31, 2020, we issued to Strategic Pharmaceutical Consulting LLC, a company controlled by Dr. Patrick 8,572 shares of common stock, valued at $120,000, representing Dr. Patrick’s compensation for the years ended January 31, 2020 and 2019. We also granted him to an option to purchase 25,000 shares of common stock at 75% of the market price. The option expired unexercised. During the year ended January 31, 2019, the Company issued to Mr. Patrick 12,500 shares of common stock valued at $162,500.

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

We have an employment agreement dated January 1, 2018 with Sean Gallagher pursuant to which we employed him as president for a term with no expiration date at an annual salary of $60,000, which may be paid in stock or cash. The president serves on a part-time basis.

The Company has an employment agreement dated February 19, 2019 with its chief scientific officer pursuant to which the Company agrees to employ him as chief scientific officer for annual compensation of $60,000, payable in cash or stock, as the Company may elect. The agreement has a term ending on February 13, 2021 and continues thereafter on a year to year basis unless terminated by either party on 30 days’ notice. The chief scientific officer series on a part-time basis.

Director Compensation

During the year ended January 31, 2019, we issued 1,250 shares of common stock, valued at $37,000, based on the market price on the date of issuance, as compensation to each of our independent directors – Thomas Cooney, Michael Davidov, Michael Doron, Mark Hamilton, Stefan Mancas and Jay Moore.

Pension Benefits

We currently have no plans that provide for payments or other benefits at, following, or in connection with retirement of our officers.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards at January 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of April 10, 2020, by:

●	Each director;

●	Each current officer named in the summary compensation table;

●	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and

●	All directors and officers as a group.

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of warrants granted by us) within 60 days of April 10, 2020. At April 10, 2020, 5,512,928 shares of common stock were outstanding.

	Amount and Nature of
Name and Address[1] of Beneficial Owner	Beneficial Ownership	Percentage
Gareth Sheridan	1,500,000	27.21%
Vitalie Botgros	750,000	13.60%
Serguei Melnik[2]	707,500	12.83%
Steven Damon	41,750	*
Sean Gallagher	33,572	*
Dr. Larry Dillaha	12,500	*
Stefan Mancas	1,625	*
Thomas Cooney	1,250	*
Michael Doron	1,250	*
Mark Hamilton	1,250	*
Jay Moore	10,251	*
Radu Bujoreanu	-	*
Dr. Jeff Patrick[3]	21,072	*
Patrick Ryan	2,500	*
All officers and directors as a group (16 individuals)[2,3]	3,128,992	56.8%

*	Less than 1%

[1]	The address is c/o Nutriband, Inc., 121 South Orange Ave., Suite 1500, Orlando, FL 32801.

[2]	Includes 100,000 shares owned by Mr. Melnik’s wife, as to which Mr. Melnik disclaims beneficial interest, and 100,000 shares owned by each of his two minor children.

[3]	Includes 21,072 shares owned by Strategic Pharmaceutical Consulting, with respect to which Dr. Jeff Patrick, chief scientific officer, has the power to vote and dispose of the shares, and 2,500 shares owned by Trigger Movement, as to which Patrick Ryan, chief technical officer, has the power to vote and dispose of the shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended January 31, 2020, Serguei Melnik, our chief financial officer, and Dr. Alan Smith, our chief operating officer, advanced us $33,317, of which $29,730 was repaid. As of January 31, 2020, the amounts due the officers was $29,067, which is non-interest bearing.

On January 31, 2020, we issued 8,572 shares to each of Sean Gallagher and to Strategic Pharmaceutical Consulting LLC, which is controlled by Jeff Patrick, for services rendered by Mr. Gallaher and Dr. Patrick valued at $120,000. These issuances were made pursuant to employment agreements with Mr. Gallagher and Dr. Patrick which provide for annual compensation of $60,000 and represented compensation for the years ended December 31, 2019 and 2018.

Director Independence

Six of our directors, Radu Bujoreanu , Thomas Cooney, Michael Doron, Mark Hamilton, Stefan Mancas and Jay Moore, are independent directors based on the NASDAQ definition of independent director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants, Sadler, Gibb & Associates, LLC, for each of our last two years for the categories of services indicated.

	Year Ended January 31
	2020	2019

Audit fees	$42,469	$24,500
Audit – related fees	23,325	33,700
Tax fees	-	-
All other fees	-	-
Total Fees	$65,794	$58,200

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

PART IV

ITEM 15. EXHIBITS

Exhibits

Exhibit Number	Description
3.1A	Articles of Incorporation. (Filed as Exhibit 3.1A to the the Company’s registration statement on Form 10, which was filed with the Commission on June 2, 2016, and incorporated herein by reference.)
3.1B	Amendment to Articles of Incorporation, filed May 12, 2016. 2(Filed as Exhibit 3.1B to the the Company’s registration statement on Form 10, which was filed with the Commission on June 2, 2016, and incorporated herein by reference.)

3.1	Certificate of Amendment filed January 22, 2020. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 27, 2020).
3.2	By-laws(1)
4.3	Securities purchase agreement dated October 29, 2019 among the Company, Jefferson Street Capital LLC and Platinum Point Capital LLC(7)
4.4	Form of convertible 6% promissory note issued pursuant to Exhibit 4.3(7)
10.1	Share exchange agreement dated January 15, 2016 by and among the Company, Nutriband Limited, an Ireland corporation, and Gareth Sheridan and/or his nominee(1)
10.2	Quality agreement, dated July 19, 2016, between Pocono Coated Products LLC and the Company.(1)
10.4	Acquisition agreement dated April 5, 2018 between the Company and 4P Therepeutics LLC.(3)
10.5	Form of agreement with independent directors.(4)
10.6	Exclusive master distribution agreement dated April 13, 2018 between the Company and EMI-Korea (Best Choice), Inc.(4)
31	Certification of Chief Executive Officer and Financial Officers pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)
32	Certification of Chief Executive and Financial Officers Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (6)
99.1	Audit Committee Charter(4)
99.2	Compensation Committee Charter(4)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Document
101.DEF	XBRL Taxonomy Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Filed as exhibit to the Company’s registration statement on Form 10, which was filed with the Commission on June 2, 2016, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on May 23, 2017 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on April 10, 2018 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s annual report on Form 10-K for the year ended January 3, 2019 which was filed with the Commission on April 19, 2019, and incorporated herein by reference.
(5)
(6)	Filed herewith.
(7)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on November 4, 2019.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2020

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

Signature	Title	Date

/s/ Gareth Sheridan	Chief executive officer and director (principal executive officer)	April 14, 2020
Gareth Sheridan

/s/ Serguei Melnik	Chief financial officer and director (principal financial officer)	April 14, 2020
Serguei Melnik

/s/ Gerald Goodman	Chief accounting officer	April 14, 2020
Gerald Goodman

/s/ Steven P. Damon	Director	April 14, 2020
Steven P. Damon

/s/ Thomas Cooney	Director	April 14, 2020
Thomas Cooney

/s/ Radu Bujoreanu	Director	April 14, 2020
Radu Bujoreanu

/s/ Michael Doron	Director	April 14, 2020
Michael Doron

	Director	April , 2020
Sean Gallagher

/s/ Mark Hamilton	Director	April 14, 2020
Mark Hamilton

/s/ Stefan Mancas	Director	April 14, 2020
Stefan Mancas

/s/ Jay Moore	Director	April 14, 2020
Jay Moore

NUTRIBAND INC.

January 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nutriband Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nutriband Inc. (“the Company”) as of January 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has limited revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Salt Lake City, UT

April 13, 2020

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,181	$474,653
Accounts receivable	12,833	13,088
Prepaid expenses	20,167	102,725
Total Current Assets	43,181	590,466

PROPERTY & EQUIPMENT-net	111,029	146,147

OTHER ASSETS:
Goodwill	1,719,235	1,719,235
Right of use operating lease asset-net	9,610	-
Intangible assets-net	314,700	351,770

TOTAL ASSETS	$2,197,755	$2,807,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$771,931	$291,781
Customer deposits	-	71,225
Operating lease liability	10,050	-
Derivative liability	928,774	-
Notes payable-related party	29,067	-
Notes payable	215,000	40,000
Convertible debt- net of debt discount of $202,500 and $-0- as of January 31, 2020 and 2019, respectively	67,500	-
Total Current Liabilities	2,022,322	403,006

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares and 25,000,000 shares authorized; 5,441,100 and 5,423,956 shares issued and outstanding at January 31, 2020 and 2019, respectively	5,441	5,424
Additional paid-in-capital	9,072,573	8,579,890
Accumulated other comprehensive loss	(304)	(52)
Accumulated deficit	(8,902,277)	(6,180,650)
Total Stockholders’ Equity	175,433	2,404,612

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,197,755	$2,807,618

See notes to consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the
	Years Ended
	January 31,
	2020	2019

Revenue	$370,647	$245,285

Costs and expenses:
Cost of revenues	549,107	288,301
Selling, general and administrative expenses	1,790,980	3,288,224
Total Operating Costs and Expenses	2,340,087	3,576,525

Loss from operations	(1,969,440)	(3,331,240)

Other income (expense)
Derivative expense	(767,650)	-
Gain on change in fair value of derivative	88,876	-
Interest expense	(73,413)	-
Total other income (expense)	(752,187)	-
Loss from operations before provision for income taxes	(2,721,627)	(3,331,240)

Provision for income taxes	-	-

Net loss	$(2,721,627)	$(3,331,240)

Net loss per share of common stock-basic and diluted	$(0.50)	$(0.62)

Weighted average shares of common stock outstanding - basic and diluted	5,423,956	5,352,321

Other Comprehensive Loss:

Net loss	$(2,721,627)	$(3,331,240)

Foreign currency translation adjustment	(252)	394

Total Comprehensive Loss	$(2,721,879)	$(3,330,846)

See notes to consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated
	Total	shares	Amount	Capital	Income(Loss)	Deficit
Balance, February 1, 2018	$121,508	5,219,275	$5,219	$2,966,145	$(446)	$(2,849,410)

Issuance of common stock for services	1,763,950	80,500	81	1,763,869	-	-

Sale of common stock for cash	1,500,000	80,431	80	1,499,920	-	-

Common stock issued on the exercise of warrants	500,000	31,250	31	499,969	-	-

Cancellation of common stock	-	(50,000)	(50)	50	-	-

Common stock issued for acquisition	1,850,000	62,500	63	1,849,937	-	-

Foreign currency translation adjustment	394	-	-	-	394	-

Net loss for the year ended January 31, 2019	(3,331,240)	-	-	-	-	(3,331,240)

Balance, January 31, 2019	2,404,612	5,423,956	5,424	8,579,890	(52)	(6,180,650)

Issuance of warrants for services	252,700	-	-	252,700	-	-

Issuance of common stock for accounts payable	240,000	17,144	17	239,983	-	-

Net loss for the year ended January 31, 2020	(2,721,627)	-	-	-	-	(2,721,627)

Foreign currency translation adjustment	(252)	-	-	-	(252)	-

Balance, January 31, 2020	$175,433	5,441,100	$5,441	$9,072,573	$(304)	$(8,902,277)

See notes to consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	January 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,721,627)	$(3,331,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of the Company by related party	23,817	24,300
Depreciation and amortization	72,188	37,011
Derivative expense	767,650	-
Gain on change in fair value of derivative	(88,876)	-
Amortization of debt discount	67,500	-
Amortization of right of use asset	19,217	-
Stock-based compensation	252,700	1,763,950
Changes in operating assets and liabilities:
Accounts receivable	255	(12,825)
Prepaid expenses	82,558	57,778
Inventories	-	4,133
Customer deposits	(71,225)	71,225
Operating lease liability	(18,777)	-
Accounts payable and accrued expenses	720,150	280,202
Net Cash Used In Operating Activities	(894,470)	(1,105,466)

Cash flows from investing activities:
Payment on acquisition	-	(400,000)
Purchase of equipment	-	(4,163)
Net Cash Used in Investing Activities	-	(404,163)

Cash flows from financing activities:
Payment of bank overdraft	-	(762)
Proceeds from sale of common stock	-	1,500,000
Proceeds from exercise of warrants	-	500,000
Proceeds from notes payable	175,000	25,000
Proceeds from convertible debt	250,000	-
Payment of notes payable	-	(1,820)
Proceeds from related parties	34,980	2,500
Payment of related party payables	(29,730)	(41,030)
Net Cash Provided by Financing Activities	430,250	1,983,888

Effect of exchange rate on cash	(252)	394

Net change in cash	(464,472)	474,653

Cash and cash equivalents - Beginning of period	474,653	-

Cash and cash equivalents - End of period	$10,181	$474,653

Supplementary information:

Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Common stock to be issued for services	$-	$1,763,950

Adoption of ASC 842 Operating lease asset and liability	$28,827	$-

Debt discount on convertible notes	$270,000	$-

Common issued for services	$240,000	$-

Details of Acquisition:
Assets purchased
Equipment	$-	$160,065
Intangible Asset	-	2,089,935
	-	2,250,000

Liabilities assumed	-	-
Net assets purchased	-	2,250,000
Common stock issued	-	(1,850,000)
Cash paid	$-	$400,000

See notes to consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JANUARY 31, 2020 AND 2019

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

On August 1, 2018, the Company acquired 4P Therapeutics LLC (“4P Therapeutics”) for $2,250,000, consisting of 250,000 shares of common stock, valued at $1,850,000, and $400,000, and a royalty of 6% on all revenue generated by the Company from the abuse deterrent intellectual property that had been developed by 4P Therapeutics payable to the former owner of 4P Therapeutics. The former owner of 4P Therapeutics has been a director of the Company since April 2018, when the Company entered into an agreement to acquire 4P Therapeutics.

4P Therapeutics is engaged in the development of a series of transdermal pharmaceutical products, that are in the preclinical stage of development. Prior to the acquisition of 4P Therapeutics, the Company’s business was the development and marketing of a range of transdermal consumer patches. Most of these products are considered drugs in the United States and cannot be marketed in the United States without approval by the Food and Drug Administration (the “FDA”). The Company is not presently taking any steps to seek FDA approval of its consumer transdermal products and its consumer products are not being marketed in the United States.

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

Reverse Stock Split

On June 25, 2019, the Company effected one-for-four reverse split, pursuant to which each share of common stock became and was converted into 0.25 share of common stock. The reverse split became effective in the marketplace on July 24, 2019. All share and per share information in these financial statements retroactively reflect the reverse split.

Going Concern

The Company’s consolidated financial statements for the year ended January 31, 2020 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company did not generate any revenue prior to the quarter ended October 31, 2018. For the year ended January 31, 2020, the Company generated revenue of $370,647 on which it recorded cost of revenues of $549,107 and a loss from operations of $1,969,440. Subsequent to January 31, 2020, because of the lack of available cash and the decline in business resulting in part from the effects of the COVID-19 pandemic, the Company has temporarily closed its operations, and does not expect that it will be able to commence operations until it received substantial funding. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue to support its cost structure, developing its products and obtaining FDA approval to market any product it develops and implementing a marketing program for such products. These factors raise substantial doubt about ability of the Company to continue as a going concern for a period of at least one year from the date of issuance of these financial statements. Without such financing, the Company may not be able to continue in business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Types

The following is a description of the Company’s revenue types, which include professional services and sale of consumer products:

●	Professional services include the contract of research and development related services with the Company’s clients in the life sciences field on an as-needed basis. Deliverables primarily consist of detailed findings and conclusion reports provided to the client for each given research project engaged.

●	Sales revenues are derived from the sale of the Company’s consumer products. Upon the reception of a purchase order, we have the order filled and shipped.

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

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by service type and by geographical location. See the tables:

	Years Ended
	January 31,
	2020	2019
Revenue by service type
Sale of goods	$124,958	$49,000
Services	245,679	196,285
Total	$370,637	$245,285

	Years Ended
	January 31,
	2020	2019
Revenue by geographical location
United States	$245,679	$196,285
Non-United States	124,958	49,000
Total	$370,637	$245,285

Accounts receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-specific accounts. For the years ended January 31, 2020 and 2019, the Company recorded no bad debt expense and no allowance for doubtful accounts related to accounts receivable.

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

Intangible Assets

Intangible assets include trademarks, intellectual property and customer base acquired through business combinations. The Company accounts for Other Intangible Assets under the guidance of ASC 350, “Intangibles-Goodwill and Other.” The Company capitalizes certain costs related to patent technology. A substantial component of the purchase price related to the Company’s acquisition has also been assigned to intellectual property and other intangibles. Under the guidance, other intangible assets with definite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are tested annually for impairment. Trademarks, intellectual property and customer base are being amortized over their estimated useful lives of ten years.

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value. The Company does not amortize goodwill in accordance with ASC 350.

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

Stock-Based Compensation

ASC 718, “Compensation - Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services, and, since February 1, 2019, non-employees, are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). As of February 1, 2019, pursuant to ASC 2018-07, ASC 718 was applied to stock-based compensation for both employees and non-employees.

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

Adoption of the new standard resulted in the recording of right-to-use assets in the amount of $28,827 and lease liabilities related to operating leases in the amount of $28,827 on the Company’s consolidated balance sheet as of February 1, 2019. See Note 11, Leases, for Topic 842 disclosures in connection with the adoption of ASU 2016-02.

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

The Company’s cash and cash equivalents are concentrated primarily in banks. At times, such deposits could be in excess of insured limits. Management believes that the financial institutions that hold the Company’s financial instruments are financially sound and, accordingly, minimal credit risk is believed to exist with respect to these financial instruments. As of and for the years ended January 31, 2020 and 2019, three customers accounted for 100% of the Company’s revenues and two customers accounted for 100% of accounts receivable.

Earnings Per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of outstanding common stock purchase warrants. For the years ended January 31, 2020 and 2019 there were 83,116 and 182,500 potential shares of common stock that were not included in the calculation of diluted earnings per share as their effect would be anti-dilutive.

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

The carrying value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, prepaid expenses, and accrued expenses approximate their fair value due to the short maturities of these financial instruments.

Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. The recorded values of all other financial instruments approximate their current fair value because of their nature and respective short maturity dates or durations.

The Company’s financial assets and liabilities carried at fair value measured on a recurring basis as of January 31, 2020, consisted of the following:

	Total fair	Quoted prices	Significant other	Significant other
	value at January 31,	in active markets	observable inputs	unobservable inputs
	2020	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$
Description:
Derivative liability (1)	928,774	-	-	928,774
Total	928,774	-	-	928,774

(1)	The Company has estimated the fair value of this liability using the Monte Carlo Model.

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value on the balance sheet. The Company uses estimates at fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, when available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The value presented may not represent future fair values and may not be reliable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of January 31, 2020, the Company had a $928,774 derivative liability.

Fair value estimates are made at a specific point in time, based on relevant market information about the financial statement. These estimates are subjective in nature and involve uncertainties and matter of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Recent Accounting Standards

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This standard became effective for us on February 1, 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the fair value measurements disclosures with the primary focus to improve effectiveness of disclosures in the notes to the financial statements that is most important to the users. The new guidance modifies the required disclosures related to the valuation techniques and inputs used, uncertainty in measurement, and changes in measurements applied. ASU 2018-13 will be effective for the Company for its fiscal year beginning after December 15, 2019 and each quarterly period thereafter. Early adoption is permitted. The Company is currently assessing the impact this new guidance may have on the Company’s consolidated financial statements and footnote disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are currently assessing the impact of this standard on our combined financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which removes Step 2 from the goodwill impairment test and replaces the qualitative assessment. Impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. Under this revised guidance, failing Step 1 will always result in a goodwill impairment. The amendments in this update should be applied prospectively for annual and interim periods in fiscal years beginning after December 15, 2019. The Company early adopted ASU 2018-07 on February 1, 2019. The Company’s adoption of ASU 2018-07 has had no impact on its consolidated financial statements or disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU No. 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of a business or as acquisitions (or disposals) of assets. ASU No. 2017-01 is effective for annual periods beginning after December 15, 2018, with early adoption permitted under certain circumstances. The amendments of ASU No. 2017-01 were adopted by the Company effective February 1, 2019. The adoption of this standard had no impact on our consolidated financial position or results of operations.

The Company has reviewed all other FASB-issued ASU accounting pronouncements and interpretations thereof that have effective dates during the period reported and in future periods.  The Company has carefully considered the new pronouncements that alter previous GAAP and does not believe that any new or modified principles will have a material impact on the company’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of the Company’s financial management and certain standards are under consideration.

2.	PROPERTY AND EQUIPMENT

	January 31,
	2020	2019
Lab equipment	$144,585	$144,585
Furniture, fixtures and equipment	19,643	19,643
	164,228	164,228
Less: Accumulated depreciation	(53,199)	(18,081)
Net Property and Equipment	$111,029	$146,147

Depreciation expense amounted to $35,118 and $18,081 for the years ended January 31, 2020 and 2019, respectively.

3.	INCOME TAXES

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

There is no U.S. tax provision due to losses from U.S. operations for the years ended January 31, 2020 and 2019. Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities. The principal item giving rise to deferred taxes is the net operating loss carryforward in the U.S. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has set up a valuation allowance for losses for certain carryforwards that it believes may not be realized.

The provision for income taxes consist of the following:

Years Ended
January 31,
	2020	2019
Current
Federal	$-	$-
Foreign	-	-

Deferred
Federal	-	-
Foreign	-	-
	$-	$-

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

	Years Ended
	January 31,
	2020	2019
Book loss from operations	$(571,542)	$(699,560)
Common stock issued for services	52,931	370,430
Impairment expense	-	-
Unused operating losses	518,611	329,130
Income tax expense	$-	$-

As of January 31, 2020, the Company recorded a deferred tax asset associated with a net operating loss (“NOL”) carryforward of approximately $4,340,328 that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize those benefits in the foreseeable future. The Company’s NOL expires in 2037. The valuation allowance increased by approximately $581,000 during the year ended January 31, 2020. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) significantly revised U.S. corporate income tax law by, among other things, reducing the corporate rate from 34% to 21%. Because the Company recognizes a valuation allowance for the entire balance, there is no net impact to the Company’s balance sheet or results of operations.

The types of temporary differences between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

	January 31,
	2020	2019
Net operating loss carry forwards (expire through 2037)	$(688,858)	$(170,247)
Stock issued for services	(436,904)	(383,973)
Intangible impairment expense	(525,000)	(525,000)
Valuation allowance	1,650,762	1,079,220
Net deferred taxes	$-	$-

4.	NOTES PAYABLE/CONVERTIBLE DEBT

On September 12, 2017, the Company borrowed $15,000 on an interest-free basis from a minority stockholder. In April 2018, the Company borrowed an additional $25,000 from the minority stockholder. During 2019, the Company borrowed an additional $175,000. The loans are interest free and due upon demand. The balance due on such loans was $215,000 on January 31, 2020, and $40,000 on January 31, 2019, which is included in notes payable.

During the year ended January 31, 2019, the Company’s chief financial officer and chief operating officer advanced the Company $34,980, paid $23,817 expenses on behalf of the Company, of which $29,730 was repaid as of January 31, 2020. The balance due to the officers as of January 31, 2020 was $29,067.

On October 30, 2019, the Company entered into a securities purchase agreement with two investors pursuant to which the Company issued to the investors (i) 6% one-year convertible promissory notes in the principal amount of $270,000 and (ii) three-year warrant to purchase 50,000 shares of common stock at an exercise price equal to the lesser of (i) $20.90 or (ii) if the Company completes a public offering, 110% of the initial public offering price of the common stock in the public offering. The loans contained an original issue discount of $20,000 resulting in gross cash proceeds from this financing were of $250,000.

The notes are convertible at a conversion price equal to the lesser of (i) the per share price of common stock offered in a public offering or (ii) the variable conversion price, which is defined as 70% of the lowest trading price of the common stock during the 20 trading days preceding the date of conversion. The conversion price and the percentage of the trading price is subject to downward adjustment in the event the Company fails to comply with the obligations under the notes. The Company has the right to prepay the notes during the 180 days following the issuance of the notes at a premium of 115% of the outstanding principal and interest during the 60 days following the date of issuance of the note, which percentage increases to 125% during the remainder of the 180 day period. The Company is required to pay the notes one business day after the closing of the first to occur of (a) the next public offering of the Company’s securities or (b) the next private placement of the Company’s equity or debt securities in which the Borrower received net proceeds of at least $1.0 million, (c) issuance of securities pursuant to an equity line of credit or (d) a financing with a bank or other institutional lender.

The embedded conversion option qualified for derivative accounting and bifurcation of under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature was $128,870 and the fair value of the warrants issued in connection with the notes were valued at $888,780 and were recorded based on their relative fair values. A debt discount to the note payables of $270,000 and an initial derivative expense of $767,650 was recorded.

The debt discount will be amortized over the life of the note. Amortization of debt discount for the year ended January was $67,500. As of January 31, 2020, the debt discount remaining was $202,500.

Interest expense for the year ended January 31, 2020 including the amortization of the debt discount was $71,550.

In March 2020, the Company repaid the $270,000 convertible debt and recorded a loss on the extinguishment of debt of $69,132.

5.	ACQUISITION OF BUSINESS

On August 1, 2018, the Company acquired 100% of the membership interests of 4P Therapeutics, pursuant to an agreement dated April 5, 2018, for $2,250,000, consisting of 250,000 shares of common stock, valued at $1,850,000, and $400,000, and a royalty of 6% on all revenue generated by us from the abuse deterrent intellectual property that had been developed by 4P Therapeutics payable to the former owner of 4P Therapeutics. The primary purpose of the acquisition is to acquire the intellectual property of 4P Therapeutics and complete the development and seek FDA approval, initially for 4P Therapeutics’ lead product, its abuse deterrent fentanyl transdermal system, which is in the development stage. Acquisition costs, which were minimal, have been expensed as incurred in accordance with ASC 350.

Details of the net assets acquired are as follows:

Fair Value Recognized
On Acquisition
Equipment	$160,065
Customer base	136,500
Intellectual Property	191,900
Trademark	42,300
Goodwill	1,719,235
Net assets acquired	$2,250,000
Satisfied by:
Common stock issued	(1,850,000)
Cash outflows on acquisition	$(400,000)

The following unaudited pro forma condensed financial information presents the combined results of operations of the Company and 4P Therapeutics as if the acquisition occurred as of the beginning of the year ended January 31, 2019. The unaudited pro forma condensed financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition occurred at the beginning of the prior year period presented and should not be taken as being representation of the future consolidated results of operations of the Company. The pro forma results for the year ended January 31, 2020 are not included in the table below because the operating results 4P Therapeutics were included in our consolidated of operations and comprehensive income.

	2019
	As Reported	Pro Forma
Net revenue	$245,285	$577,149

Net loss	(3,331,240)	(3,307,614)

Loss per common share - basic and diluted	$(0.16)	$(0.16)

6.	INTANGIBLE ASSETS AND GOODWILL

At January 31, 2020 and 2019, intangible assets consisted of intellectual property, customer base and trademarks, net of amortization, as follows:

	January 31,
	2020	2019
Customer base	$136,500	$136,500
Intellectual property	234,200	234,200
Goodwill	1,719,235	1,719,235

Total	2,089,935	2,089,935

Less: Accumulated amortization	(56,000)	(18,930)

Net Intangible Assets	$2,033,935	$2,071,005

The value of the intangible assets, consisting of intellectual property and customer base has been recorded at their fair value by the Company after completing a valuation and are being amortized over a period of ten years. Amortization expense for the years ended January 31, 2020 and 2019 was $37,070 and $18,930, respectively.

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

	January 31,
	2020	2019
Intellectual property	$234,200	$234,200
Accumulated amortization	(35,525)	(12,105)
Book value	$198,675	$222,095

Customer base	$136,500	$136,500
Accumulated amortization	(20,475)	(6,825)
Book value	$116,025	$129,675
Total Intangible Assets, Net	$314,700	$351,770

Estimated Amortization:

	Trademarks and
	Intellectual Property	Customer Base	Total
Year Ended January 31,
2021	$23,420	$13,650	$37,070
2022	$23,420	$13,650	37,070
2023	$23,420	$13,650	37,070
2024	$23,420	$13,650	37,070
2025	$23,420	$13,650	37,070
Thereafter	$81,525	$47,775	129,350

7.	DERIVATIVE LIABILITIES

The embedded conversion option of the convertible debentures described in Note 4 contain conversion features that qualify for embedded derivative classification. The fair value of the liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

The table below sets forth a summary in the fair value of the Company’s Level 3 financial liabilities:

Original discount limited to proceeds of notes	$250,000

Fair value of derivative liabilities in excess of notes proceeds received	767,650

Change in value of embedded conversion option	(88,876)
$928,774

The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option and warrant liabilities as their fair value were determined by using the Monte Carlo Model based on various assumptions.

At issuance, the expected volatility was 158.3%; risk-free interest rate of 1.58%; and expected term of one year. For the revaluation at January 31, 2020, the expected volatility was 184.4%; risk-free rate of return of 1.43%; and expected term of nine months.

8.	RELATED PARTY TRANSACTIONS

a)	An interest-free advance from the mother of the chief executive officer was $10,230 at January 31, 2018. The advance was repaid in full May 2018.

b)	The chief financial officer made payments on behalf of the Company during the year ended January 31, 2019 in the total amount of $34,800, all of which was repaid in May 2018. During the year ended January 31, 2020, the Company’s chief financial officer and chief operating officer advanced the Company $34,980, paid expenses on behalf of the Company of $23,817, of which $29,730 was repaid. As of January 31, 2020, the amounts due the officers were $29,067 which is non-interest bearing.

c)	The former owner of 4P Therapeutics has been a director of the Company since April 2018, when the Company entered into an agreement to acquire 4P Therapeutics. See Note 6 in connection with the terms of the acquisition of 4P Therapeutics from the former owner and the royalty payable to the former. The former owner was not a director of the Company when the acquisition agreement was signed.

d)	During the year ended January 31, 2019, the Company issued 210,000 shares of common stock, valued at $967,500, to executives of the Company based on the market price of the common stock on the date of issuance and (ii) 5,000 shares of common stock to each of the Company’s six independent directors for a total of 30,000 shares valued at $222,000, based on the market price on the date of issuance.

e)	On February 19, 2019, the Company granted an executive officer an option to purchased 25,000 shares of the Company’s common stock at an exercise price equal to 75% of the market price on the date the Company receives notice of exercise. The fair value of the warrant on the date of grant using the Black Scholes model was $252,700 and was expensed during the year ended January 31, 2020. The warrant expired unexercised on May 19, 2019.

f)	On January 31, 2020, the Company issued 8,572 shares common stock to each of its president, who is also a director, and to a limited liability company controlled by the Company’s chief scientific officer for accrued salaries valued at $120,000. These issuances were made pursuant to employment agreements with the president and chief scientific officer which provide for annual compensation of $60,000 and represented compensation for the years ended January 31, 2020 and 2019.

9.	STOCKHOLDERS’ EQUITY

Preferred Stock

On January 15, 2016, the board of directors of the company approved a certificate of amendment to the articles of incorporation and changed the authorized capital stock of the Company to include and authorize 10,000,000 shares of Preferred Stock, par value $0.001 per share.

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

Common Stock

On June 25, 2019, the Company effected a one-for-four reverse split, pursuant to which each share of common stock became converted into 0.25 shares of common stock, and the Company decreased its authorized common stock from 100,000,000 to 25,000,000 shares.

On January 27, 2020, the Company amended its articles of incorporation to increase its authorized common stock from 25,000,000 shares to 250,000,000 shares.

On January 31, 2020, the Company issued 8,572 shares to each of its president, who is also a director, and to a limited liability company controlled by the Company’s chief scientific officer for services valued at $120,000 pursuant to employment agreements with the president and chief scientific officer. The compensation related to services for the years ended January 31, 2020 and 2019. See Note 12.

During the year ended January 31, 2019, the Company issued a total of 80,500 shares for services valued at $1,763,950 as follows:

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

On May 2, 2018, the Company sold to an unrelated party for $1.0 million, 62,500 shares stock and 30-day warrants to purchase 62,500 shares of common stock at $16.00 per share. On May 27, 2018, the unrelated party exercised warrants to purchase 31,250 shares of common stock for $500,000. and on June 2, 2018, warrants to purchase 31,250 shares of common stock expired unexercised.

On July 31, 2018, the Company issued 62,500 shares of common stock valued at $1,850,000 representing a portion of the purchase price for the equity of 4P Therapeutics. See Notes 4 and 6.

In November 2018, one of the defendants in the legal proceedings with Advanced Health Brands, Inc. (see Note 12), returned 50,000 shares of common stock that had been issued to her, and these shares were cancelled as of January 31, 2019.

On November 23, 2018, the Company sold 17,931 shares of its common stock to a minority stockholder for $500,000.

10.	WARRANTS AND OPTIONS

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company’s common stock issued to non-employees of the Company.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value

Outstanding, January 31, 2018	182,500	$6.32	1.35 years

Granted	62,500	16.00		-

Exercised	(31,250)	16.00	-	-

Expired/Cancelled	(31,250)	16.00	-	-
Outstanding, January 31, 2019	182,500	$6.32	0.35 years	$4,101,000

Issued	50,000	20.90	3.00 years	-

Expired/Cancelled	(162,500)	5.38	-	-

Exercised	-	-	-	-

Outstanding-period ending January 31, 2020	70,000	$18.93	2.08 years	$-

Exercisable - period ending January 31, 2020	70,000	$18.93	2.08 years	$-

The exercise price for these warrants to purchase 50,000 shares, which were issued in the year ended January 31, 2020 is the lesser of (i) $20.90 or, (ii) if the Company completes its public offering of its common stock, 110% of the initial public offering price of the Common Stock in the next firm commitment public offering of the Company’s securities. Since the Company has not completed a public offering since the issuance of the warrants, an exercise price of $20.90 has been used in the in the foregoing table and table below. The exercise price and number of shares subject to the warrant is subject to adjustment in the event that the Company issues stock at a price or warrants, options or other convertible securities at an exercise or conversion price less than the then current exercise price of the warrant.

The following table summarizes additional information relating to the warrants outstanding at January31, 2020:

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life(Years)	Exercise Price for Shares Outstanding	Number Exercisable	Exercise Price for Shares Exercisable

$20.90	50,000	2.75	$20.90	50,000	$20.90
$14.00	20,000	0.41	$14.00	20,000	$14.00

The following table summarizes the changes in options outstanding and the related price of the shares of the Company’s common stock issued to non-employees of the Company.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2019	-	$-	-	$-

Granted	25,000	34.20	0.05 years	232,750

Expired	(25,000)	34.20	-	-

Exercised	-	-	-	-

Outstanding-period ending January 31, 2020	-	$-	-	$-

Exercisable - period ending January 31, 2020	-	$-	-	$-

11.	LEASES

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

The components of lease expense, which are included in cost of revenues and general and administrative expense, based on the underlying uses of the right of use asset, were as follows:

Year Ended
January 31, 2020
Amortization of right-of-use asset	$19,652
Interest on lease liability	1,863
Operating lease costs	-
Total Lease Cost	$21,515

Supplementary cash flow information related to leases are as follows:

Year Ended
January 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,610
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$28,827

Supplementary balance sheet information related to leases are as follows:

January 31, 2020
Operating Leases:
Operating lease right-of -use assets	$9,610
Operating lease liabilities	10,050

Weighted-Average Remaining Lease Term:
Operating leases	0.50

Weighted-Average Discount Rate:
Operating leases	4.40%

The discount rate is based on the Company’s incremental borrowing rate.

Maturities of lease liabilities were as follows as of January 31, 2020:

Year Ending	Operating
January 31,	Leases
2021-remaining	10,320
Total undiscounted cash flows	10,320
Less: imputed interest	(270)
Present value of lease liabilities	$10,050

Under ASC 840, approximate future minimum rental payments due under these leases as of January 31, 2020 would have been as follows:

Year Ended January 31,
2021	$10,320

Operating Leases

The Company leases office space in Orlando, Florida at a monthly rental of $1,720 which expires on July 31, 2019. For the year ended January 31, 2019 the Company had lease commitments of $10,320.

The Company leased 7,201 square feet of manufacturing space in Norcross, Georgia. The lease was month-to-month at a monthly rate of $13,637. The Company is downsizing its operations in Georgia and will relocate from this facility. The Company is in the process of finding a new location and will negotiate a new long-term lease.

12.	COMMITMENTS AND CONTIGENCIES

Legal Proceedings

On July 27, 2018, the Company commenced an action in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, against Advanced Health Brands, Inc., Raymond Kalmar, Paul Murphy, Michelle Polly-Murphy, Laura Fillman and John Baker, together with a Motion for Temporary Injunction Without Notice and a Motion for Prejudgment Writ of Replevin arising from the Company’s decision to seek to rescind for misrepresentation the agreement by which the Company acquired advanced Health Brands, Inc. for 1,250,000 shares of common stock valued at $2,500,000 and seek return of the shares. On August 2, 2018, the court entered a Temporary Injunction Without Notice and an Order to Show Cause against the defendants. Defendants Kalmar, Murphy, Polly-Murphy, and Baker filed a Motion to Dismiss the Company’s Verified Complaint, Motion to Dissolve Temporary Injunction Without Notice and Response to Order to Show Cause, and Motion to Compel Arbitration. On January 4, 2019, the court dismissed the Company’s complaint with prejudice, and directed the defendants to assign the Company within 30 days, the six patents never duly transferred to the Company. On February 1, 2019, the Company appealed the court’s order. Pursuant to a settlement agreement with one of the defendants, that defendant returned the 50,000 shares which had been issued to her, and the shares were cancelled as of January 31, 2019. On June 7, 2019, the individual defendants (other than the defendant whom the Company has a settlement agreement), filed a motion for sanctions and civil contempt against us, which generally claimed that we failed to comply with the Court’s January 4, 2019 order by refusing to issue the Ruling 144 letters that would allow the defendants to transfer their shares of common stock. On October 29, 2019, the Court denied the defendants motion. On March 20, 2020, the Florida district court of appeal reversed the lower court ruling in the Florida state court action that dismissed our complaint with prejudice, and gave us leave to file an amended complaint

On August 22, 2018, four of the defendants in the Florida action described in the previous paragraph filed a complaint against the Company in the Franklin County, Ohio Court of Common Pleas seeking a declaratory judgment permitting them to sell the shares of common stock they received pursuant to the acquisition agreement. The parties have agreed to a stay pending the outcome of the Florida litigation.

On April 29, 2019, the Company filed a securities fraud action in the U.S. District Court for the Eastern District of New York against Raymond Kalmar, Paul Murphy, Michelle Polly-Murphy, Advanced Health Brands and TD Therapeutic, Inc. In the complaint the Company alleges that in 2017, the defendants fraudulently and deceitfully obtained 1,250,000 shares of common stock by orchestrating a months-long scheme to defraud the Company. The Company is seeking the return of the 1,200,000 shares of common stock and monetary damages resulting from the defendants’ fraudulent conduct. The defendants filed a motion to dismiss on August 23, 2019, and the Company filed its response on September 13, 2019.

Employment Agreements

The Company has employment agreements with its chief executive officer and chief financial officer dated April 23, 2019 pursuant to which we agree to employ them as chief executive officer and chief financial officer, respectively. The agreement also provides that the Company will include each of them as our nominee for director. The agreements have a term ending on January 31, 2024, and continuing on a year-to-year basis thereafter unless terminated by either party on not less than 30 days’ notice given prior to the expiration of the initial term or any one-year extension. Pursuant to the employment agreements at January 31, 2020, the chief executive officer is receiving compensation at an annual rate of $42,000, and chief financial officer is not currently receiving any compensation. Commencing with the month in which the Company has raised at least $2,500,000 from public or private financing of its equity securities, they will each receive salary at the annual rate of $170,000.

The Company has an employment agreement May 16, 2018 with its president pursuant to which the Company employed him as president for a term with no expiration date at annual salary of $60,000, which may paid in stock or cash. The president serves on a part-time basis.

The Company has an employment agreement dated February 19, 2019 with its chief scientific officer pursuant to which the Company agrees to employ him as chief scientific officer for annual compensation of $60,000, payable in cash or stock, as the Company may elect. The agreement has a term ending on January 31, 2021 and continues thereafter on a quarter-to-quarter basis unless terminated by either party on 30 days’ notice. The chief scientific officer serves on a part-time basis.

13.	SUBSEQUENT EVENTS

In December 2019, COVID-19 emerged and has subsequently spread world-wide. The World Health Organization has declared COVID-19 a pandemic resulting in federal, state and local governments and private entities mediating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders, and advisories and quarantining people who may have been exposed to the virus. The effect of these orders, government imposed quarantines and measures the Company would take, such as work-at-home policies, may negatively impact productivity, disrupt our business and could delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition. Further, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which could disrupt our supply chain.

On March 22, 2020, the Company issued in a private placement 46,828 units at a price of $11 per unit. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $14.per share. The warrants expire April 30, 2023. The Company issued a total of 46,828 shares of common stock and warrants to purchase 46,828 shares of common stock The Company received proceeds of $515,113.

In March 2020, a minority stockholder who had previously made loans of $215,000, made an additional loan to the Company in the amount of $60,000, increasing the total loans from the stockholder to $275,000. See Note 4. On March 27, 2020, the Company issued 25,000 shares upon conversion of the notes in the principal balance of $275,000.

On March 21, 2020, the Company prepaid the convertible notes in the principal amount of $270,000 from the proceeds of the private placement. The total payments, including the prepayment penalty and accrued interest, was $345,565. As a result of the payment of the notes, the derivative liability, which was $928,774 at January 31, 2020, was reduced to zero. As a result of the terms of the private placement, the warrants to purchase 50,000 shares at lesser of (a) $20.90 or (b) if the Company completes a private offering, 110% of the initial offering price of the common stock in the public offering, became a warrant to purchase 95,000 shares at $11 per share, subject to adjustment pursuant to the antidilution provisions of the warrant. See Notes 4 and 10.

On March 20, 2020, the Florida district court of appeal reversed the lower court ruling in the Florida state court action that dismissed the Company’s complaint with prejudice against Advanced Health Brands, Inc., Raymond Kalmer, Paul Murphy, Michelle Polly-Murphy and John Baker, and gave the Company leave to file an amended complaint. See Note 12.