Form 10-Q
period 2020-04-30
NutriBand Inc.
filed 2020-06-04
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, was 5,512,928 shares as of June 4, 2020.

NUTRIBAND INC.

i

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
	2020	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,644	$10,181
Accounts receivable	39,644	12,833
Prepaid expenses	6,417	20,167
Total Current Assets	66,705	43,181

PROPERTY & EQUIPMENT-net	102,250	111,029

OTHER ASSETS:
Right of use asset, net	4,805	9,610
Intangible assets, net	305,433	314,700
Goodwill	1,719,235	1,719,235

TOTAL ASSETS	$2,198,428	$2,197,755

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$712,126	$771,931
Derivative liability	-	928,774
Operating lease liability	5,082	10,050
Notes payable- related party	8,695	29,067
Note payable	-	215,000
Convertible debt- net of debt discount of $-0- and $202,500 as of April 30, 2020 and January 31, 2020, respectively	-	67,500

Total Current Liabilities	725,903	2,022,322

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized; 5,512,928 and 5,441,100 shares issued and outstanding at April 30, 2020 and January 31, 2020, respectively	5,513	5,441
Additional paid-in-capital	10,781,787	9,072,573
Accumulated other comprehensive loss	(304)	(304)
Accumulated deficit	(9,314,471)	(8,902,277)
Total Stockholders’ Equity	1,472,525	175,433

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,198,428	$2,197,755

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended
	April 30,
	2020	2019

Revenue	$119,364	$193,590

Costs and expenses:
Cost of revenues	74,939	198,794
Selling, general and administrative expenses	191,917	567,957
Total Costs and Expenses	266,856	766,751

Loss from operations	(147,492)	(573,161)

Other income (expense)
Loss on extinguishment of debt	(12,500)	-
Early prepayment fee on convertible debenture	(69,131)	-
Gain on change of fair value of derivative	22,096	-
Interest expense	(205,167)	(192)
Total other income (expense)	(264,702)	(192)

Loss from operations before provision for income taxes	(412,194)	(573,353)

Provision for income taxes	-	-

Net loss	$(412,194)	$(573,353)

Net loss per share of common stock-basic and diluted	$(0.08)	$(0.11)

Weighted average shares of common stock outstanding - basic and diluted	5,469,033	5,423,882

Other Comprehensive Loss:

Net loss	$(412,194)	$(573,353)

Foreign currency translation adjustment	-	(252)

Total Comprehensive Loss	$(412,194)	$(573,605)

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated
	Total	shares	Amount	Capital	Loss	Deficit
Balance, February 1, 2020	$175,433	5,441,100	$5,441	$9,072,573	$(304)	$(8,902,277)

Sale of common stock for cash	515,108	46,828	47	515,061	-	-

Conversion of debt for common stock	287,500	25,000	25	287,475	-	-

Reclass of warrants from liability to equity	906,678	-	-	906,678	-	-

Net loss for the three months ended April 30, 2020	(412,194)	-	-	-	-	(412,194)

Balance, April 30, 2020	$1,472,525	$5,512,928	$5,513	$10,781,787	$(304)	$(9,314,471)

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated
	Total	shares	Amount	Capital	Loss	Deficit
Balance, February 1, 2019	$2,404,612	5,423,956	$5,424	$8,579,890	$(52)	$(6,180,650)

Issuance of warrants for services	252,700	-	-	252,700	-	-

Foreign currency translation adjustment	(252)	-	-	-	(252)	-

Net loss for the three months ended April 30, 2019	(573,353)	-	-	-	-	(573,353)

Balance, April 30, 2019	$2,083,707	5,423,956	$5,424	$8,832,590	$(304)	$(6,754,003)

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	April 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(412,194)	$(573,353)
Adjustments to reconcile net loss to net cash provided by (used-in) operating activities:
Expenses paid on behalf of the Company by related party	3,628	-
Depreciation and amortization	18,046	18,245
Amortization of debt discount	202,500	-
Gain on change in fair value of derivative	(22,096)
Early prepayment fee on convertible debenture	69,131
Amortization of right of use asset	4,805	5,025
Loss on extinguishment of debt	12,500	-
Stock-based compensation	-	252,700
Changes in operating assets and liabilities:
Accounts receivable	(26,811)	(31,769)
Prepaid expenses	13,750	34,225
Deposit on sales	-	(71,225)
Accounts payable and accrued expenses	(59,805)	98,567
Operating lease liability	(4,968)	(4,968)
Net Cash Used In Operating Activities	(201,514)	(272,553)

Cash flows from financing activities:
Proceeds from sale of common stock units	515,108	-
Proceeds from notes payable	60,000	-
Payment of convertible debt	(339,131)
Payment of related party payables	(24,000)	-
Net Cash Provided by Financing Activities	211,977	-

Effect of exchange rate on cash	-	(252)

Net change in cash	10,463	(272,805)

Cash and cash equivalents - Beginning of period	10,181	474,653

Cash and cash equivalents - End of period	$20,644	$201,848

Supplementary information:

Cash paid for:
Interest	$6,525	$-

Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Common stock issued for settlement of notes payable	$287,500	$-

Adoption of ASC 842 Operating lease asset and liability	$-	$10,850

Derivative liability warrant reclassed to equity	$906,678	$-

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Three Months Ended April 30, 2020 and 2019

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

Going Concern

The Company’s consolidated financial statements for the three months ended April 30, 2020 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities in the normal course of business. For the three months ended April 30, 2020, the Company generated revenue of $119,364 on which it recorded cost of revenues of $74,939 and a loss from operations of $147,492. Subsequent to January 31, 2020, because of the lack of available cash and the decline in business resulting in part from the effects of the COVID-19 pandemic, the Company has temporarily closed its operations, and does not expect it will be able to commence operations until it receives substantial funding. Successful business operations and its transition to attaining profitability are dependent upon obtaining significant additional financing, generating revenue primarily from its professional services to cover its overhead, developing its products, and obtaining FDA approval to market any product it develops and implementing a marketing program for such products. These factors raise substantial doubt about ability of the Company to continue as a going concern for a period of at least one year from the date of these financial statements. Without such financing, the Company may not be able to continue in business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Three Months Ended April 30, 2020 and 2019

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Unaudited Interim Financial Statements

The consolidated balance sheet as of April 30, 2020 and the consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the periods presented have been prepared by the Company and are unaudited. The consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods pursuant to Rule 8-03 of Regulation S-X, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of January 31, 2020 was derived from audited financial statements of the Company.

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

Some accounting policies involve judgments and uncertainties to such an extent there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Actual results may differ from estimates and assumptions used in the preparation of our consolidated financial statements.

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2020. There were no significant changes to these accounting policies during the three months ended April 30, 2020, and the Company does not expect that the adoption of other accounting pronouncements will have a material impact on its financial statements.

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

as of and for the Three Months Ended April 30, 2020 and 2019

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

Revenue by service type:

	Three months ended April 30,
	2020	2019
Sale of goods	$61,320	$142,450
Services	58,044	51,140
Total	$119,364	$193,590

Revenue by geographic location:

	Three months ended April 30,
	2020	2019
United States	$58,044	$51,140
Non-United States	61,320	142,450
Total	$119,364	$193,590

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Three Months Ended April 30, 2020 and 2019

Accounts receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-specific accounts. For the three months ended April 30, 2020 and 2019, the Company recorded no bad debt expense and no allowance for doubtful accounts related to accounts receivable.

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350.

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

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Three Months Ended April 30, 2020 and 2019

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of April 30, 2020 and 2019, there were 161,828 and 82,500 common stock equivalents outstanding, respectively, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Three Months Ended April 30, 2020 and 2019

Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. The recorded values of all other financial instruments approximate their current fair value because of their nature and respective short maturity dates or durations. See Note 6 for further information.

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value on the balance sheet. The Company uses estimates at fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, when available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The value presented may not represent future fair values and may not be reliable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of April 30, 2020 and January 31, 2020, the Company had a $-0- and $928,774 derivative liability, respectively.

Fair value estimates are made at a specific point in time, based on relevant market information about the financial statement. These estimates are subjective in nature and involve uncertainties and matter of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Recent Accounting Standards

The Company has implemented all new pronouncements, including the adoption of ASU 2018-13, that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements or results of operations.

3.	PROPERTY AND EQUIPMENT

	April 30,	January 31,
	2020	2020
Lab equipment	$144,585	$144,585
Furniture, fixtures and equipment	19,643	19,643
	164,228	164,228
Less: Accumulated depreciation	(61,978)	(53,199)
Net Property and Equipment	$102,250	$111,029

Depreciation expense amounted to $8,779 and $8,779 for the three months ended April 30, 2020 and 2019, respectively.

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Three Months Ended April 30, 2020 and 2019

4.	NOTES PAYABLE/CONVERTIBLE DEBT

In March 2020, a minority shareholder who had previously made loans of $215,000 as of January 31, 2020, made an additional loan to the Company in the amount of $60,000, increasing the total loans from the stockholder to $275,000. The loans are interest free and due upon demand. On March 27, 2020, the Company issued 25,000 shares of common stock upon reaching a settlement with the noteholder to convert the notes in the principal balance of $275,000. The transaction resulted in a loss on extinguishment of $12,500.

As of January 31, 2020, the Company owed its chief financial officer and chief operating officer $29,067 from advances made to the Company. During the three months ended April 30, 2020, the Company’s chief financial officer paid expenses of $3,628 on behalf of the Company and the two officers were repaid $24,000. As of April 30, 2020, the amount due the chief financial officer was $8,895.

On October 30, 2019, the Company entered into a securities purchase agreement with two investors pursuant to which the Company issued to the investors (i) 6% one-year convertible promissory notes in the principal amount of $270,000 and (ii) three-year warrant to purchase 50,000 shares of common stock at an exercise price equal to the lesser of (i) $20.90 or (ii) if the Company completes a public offering, 110% of the initial public offering price of the common stock in the public offering. The loans contained an original issue discount of $20,000 resulting in gross proceeds from this financing of $250,000.

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

The embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15 Derivative and Hedging. The initial fair of the conversion feature was $128,870 and the fair value of the warrants in connection with the notes were valued at $888,789 and were recorded based on their relative fair values. A debt discount to the note payables of $270,000 and an initial derivative expense of $767,650 was recorded.

The debt discount will be amortized over the life of the note. Amortization of the debt discount for the year ended January 31, 2020 was $67,500. As of January 31, 2020, the debt discount remaining was $202,500.

On March 25, 2020, the Company prepaid the convertible notes in the principal amount of $270,000 from the proceeds of a private placement. The total payments, including a prepayment fee of $69,131 and accrued interest, was $345,565. As a result of the payment of the notes, the derivative liability, which was $928,774 at January 31, 2020, was reduced to zero.

Interest expense for the three months ended April 30, 2020 including the amortization of the debt discount was $204,975.

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Three Months Ended April 30, 2020 and 2019

5.	INTANGIBLE ASSETS

At April 30, 2020 and January 31, 2020, intangible assets consisted of intellectual property, customer base and trademarks, net of amortization, as follows:

	April 30,	January 31,
	2020	2020
Customer base	$136,500	$136,500
Intellectual property	234,200	234,200

Total	370,700	370,700

Less: Accumulated amortization	(65,267)	(56,000)

Net Intangible Assets	$305,433	$314,700

The value of the intangible assets, consisting of intellectual property and customer base has been recorded at their fair value by the Company after completing a valuation and are being amortized over a period of ten years. Amortization expense for the three months ended April 30, 2020 and 2019 was $9,267 and $9,466, respectively.

Estimated Amortization:
Total
Year Ended January 31,
2021	$27,802
2022	37,070
2023	37,070
2024	37,070
2025 and thereafter	166,421
$305,433

6.	DERIVATIVE LIABILITIES

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

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Three Months Ended April 30, 2020 and 2019

The table below sets forth a summary in the fair value of the Company’s Level 3 financial liabilities:

April 30, 2020
Balance at the beginning of the period	$928,774

Derivative liability warrants reclassed to equity	(906,678)

Change in value of embedded conversion option	(22,096)

Balance at the end of the period	$-

The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option liabilities (Binomial Model) and for its valuation methodology of the warrants reclassed to equity (Black Scholes Model) based on various assumptions.

At issuance, the expected volatility was 158.3%; risk-free interest rate of 1.58%; and expected term of one year. For the revaluation January 31, 2020, the expected volatility was 184.4%; risk-free rate of return of 1.43%; and expected term of nine months.

7.	RELATED PARTY TRANSACTIONS

a)	The former owner of 4P Therapeutics has been a director of the Company since April 2018, when the Company entered into an agreement to acquire 4P Therapeutics. See Note 4 in connection with the terms of the acquisition of 4P Therapeutics from the former owner. The former owner was not a director of the Company when the acquisition agreement was signed.

b)	On February 19, 2019, the Company granted an executive officer an option to purchased 25,000 shares of the Company’s common stock at an exercise price equal to 75% of the market price on the date the Company receives notice of exercise.

The fair value of the warrant on the date of grant using the Black Scholes model was $252,700 and was expensed during the nine months ended October 31, 2019. The warrant expired unexercised on May 19, 2019.

c)	As of January 31, 2020, the Company owed its chief financial officer and chief operating officer $29,067 from advances made to the Company. During the three months ended April 30, 2020, the Company’s chief financial officer paid expenses of $3,628 on behalf the Company and the two officers were repaid $24,000. As of April 30, 2020, the Company owed the chief financial officer $8,695.

8.	STOCKHOLDERS’ EQUITY

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

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Three Months Ended April 30, 2020 and 2019

Common Stock

On June 25, 2019, the Company effected a one-for four reverse split, pursuant to which each share of common stock became converted into 0.25 shares of common stock, and the Company decreased its authorized common stock from 100,000,000 to 25,000,000 shares.

On January 27, 2020, the Company amended its articles of incorporation to increase its authorized common shares from 25,000,000 shares to 250,000 000 shares.

On March 22, 2020, the Company issued in a private placement 46,828 units at a price of $11 per unit. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $14 per share. The warrants expire April 30, 2023. The Company issued a total of 46,828 shares of common stock and warrants to purchase 46,828 shares of comm stock. The Company received proceeds of $515,108.

In March 2020, a minority shareholder who had previously made loans of $215,000, made an additional loan to the Company in the amount of $60,000, increasing the loans to shareholder to $275,000. On March 27, 2020, the Company issued 25,000 shares of common stock upon reaching a settlement with the noteholder to convert the notes in the principal amount of $275,000. The transaction resulted in a loss on extinguishment of $12,500.

9.	WARRANTS

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company’s common stock issued to non-employees of the Company.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2020	70,000	$18.93	1.53 years	$-

Granted	91,830	12.53	3.00 years	-

Expired/Cancelled	-	-	-	-

Exercised	-	-	-	-

Outstanding-period ending April 30, 2020	161,830	$12.24	1.53 years	$95,000

Exercisable - period ending April 30, 2020	161,830	$12.24	1.53 years	$95,000

As result of the terms of a completed private placement, the warrants to purchase 50,000 shares at the lesser of (i) $20.90 or, (ii) if the Company completes a private offering of its common stock, 110% of the initial public offering price of the Common Stock in the public offering, became a warrant to purchase 95,000 shares at $11 per share, subject to adjustment pursuant to the antidilution provisions of the warrant. As a result of this transaction, the outstanding warrants are no longer a derivative liability. Accordingly, the Company recorded a derivative liability for the warrants in the amount of $906,678 and reclassed the related derivative liability to additional paid-in capital as of April 30, 2020.

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Three Months Ended April 30, 2020 and 2019

In connection with a private placement in March 2020, the Company issued warrants to purchase 46,828 shares of its common stock at $14 per share. The warrants expire April 30, 2023.

The following table summarizes additional information relating to the warrants outstanding at April 30, 2020:

Range of Exercise	Number	Remaining Contractual Life	Exercise Price for Shares	Number	Exercise Price for Shares	Intrinsic
Prices	Outstanding	(Years)	Outstanding	Exercisable	Exercisable	Value

$11.00	95,000	2.50	$11.00	95,000	$11.00	$95,000
$14.00	66,830	2.15	$14.00	66,830	$14.00	$-

10.	CONTINGENCIES

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

as of and for the Three Months Ended April 30, 2020 and 2019

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

Royalty Agreement

On August 1, 2018, the Company acquired 100% of the membership interests of 4P Therapeutics LLC, pursuant to an agreement dated April 5, 2018, for $2,250,000, consisting of 62,500 shares of common stock valued at $1,850,000, and $400,000, and a royalty of 6% on all revenue generated by us on the abuse deterrent intellectual property that had been developed by 4P Therapeutics LLC payable to the former owner of 4P Therapeutics LLC.The royalty agreement has no expiration date. Currently, there is no marketable product and there are material uncertainties, including FDA approval, as to whether or when any revenue will be generated from the intellectual property subject to the royalty. If any royalties are paid to the former owner of 4P Therapeutics LLC, the royalties will be expensed as incurred and treated as a cost of revenue.

11.	SUBSEQUENT EVENTS

In December 2019, COVID-19 emerged and has subsequently spread world-wide. The World Health Organization has declared COVID-19 a pandemic resulting in federal, state and local governments and private entities mediating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining people who may have been exposed to the virus. The effect of these orders, government imposed quarantines and measures the Company would take, such as work-at-home policies, may negatively impact productivity, disrupt our business and could delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition. Further, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns, or other restrictions on the conduct of business could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which could disrupt our supply chain.

In accordance with ASC 855-10, management reviewed all material events through the date of this report. There are no other material events to report.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended January 31, 2020, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

We have agreed to extend with Best Choice regardless of the minimum purchases not being met for this year as much of the reason the minimum purchases were not reached was due to Best Choice needing additional time to confirm that any planned sales were fully in line with regulations in Korea, manufacturing process restructuring and the effects of the Coronavirus outbreak. Year 1 minimum sales requirements have been restarted as of April 30, 2020 and the coronavirus impact on Best Choice will be monitored to decide if an allowance will be made again for the next 12-month minimums.

With our acquisition of 4P Therapeutics on August 1, 2018, our focus changed, and we are seeking to develop and seek FDA approval on a number of transdermal pharmaceutical products under development by 4P Therapeutics. As a result of the acquisition of 4P Therapeutics, we have a pipeline of potential products.

4P Therapeutics has not generated any revenue from any of its products under development. Rather, prior to our acquisition, 4P Therapeutics generated revenue to provide cash for its operations through contract research and development and related services for a small number of clients in the life sciences field on an as-needed basis. We are, for the near term, continuing this activity, although we do not anticipate that it will generate significant revenues or gross margin. Currently, there are no long-term contractual obligations for us, and either party can terminate the engagement at any time. During the three months ended April 30, 2020, we experienced a significant decline in revenue from 4P Therapeutics’ largest customer, as a result of which our revenue from 4P Therapeutics was $58,044. Our revenue from our South Korean distributor for the three months ended April 30, 2020 was $61,320. Our cost of revenue for the three months ended April 30, 2020 was $74,939.

With the change in our focus, our capital requirement has increased substantially. The process of developing pharmaceutical products and submitting them for FDA approval is both time consuming and expensive, with no assurance of obtaining approval from the FDA to market our product in the United States. We have budgeted $5.0 million for research and development of our abuse deterrent fentanyl transdermal system, including clinical manufacturing and clinical trials that need to be completed in order to obtain FDA approval. However, the total cost could be substantially in excess of that amount. We do not presently have the funds to enable us to develop our lead product, and we are seeking funding from a proposed public offering for this purpose for which we have filed a registration statement. We cannot assure you that we will complete this offering and, even if we complete the offering, the net proceeds of the offering will not be sufficient to complete the development and clinical testing necessary for FDA approval for our lead product. In the event that we are not able to complete this offering, we may not be able to raise the funds to finance our operations, either through a private placement or a joint venture agreement or strategic relationship, and, if we cannot raise funds as required or enter into a joint venture or other strategic relationship, we may not be able to fund the development of our product pipeline. Any money we raise in a private placement will most likely be at a discount to the then current market price and the discount could be significant, which would result in significant dilution to our stockholders with no assurance any proceeds we raise will be sufficient for us to complete the development of our lead product.

Results of Operations

Three Months Ended April 30, 2020 and 2019

For the three months ended April 30, 2020, we generated revenue of $119,364 and our costs of revenues were $74,939, resulting in gross profit of $44,425. For the three months ended April 30, 2019, we generated revenue of $193,950 and our cost of revenue was $198,794 resulting in negative gross profit of $5,204. We commenced generating revenues during the third quarter of 2018. Our revenue for the three months ended 2020 was derived from two sources – a continuation of research and development contracts of the type that 4P Therapeutics performed prior to our acquisition, which accounted for $ 58,044, and sales of our consumer transdermal product to our South Korean distributor, which accounted for $61,320, which our distributor purchased for its preliminary marketing efforts since the product has not obtained regulatory approval for retail sales in South Korea. We anticipate that all of our revenue for the quarter ended July 31, 2020 will be generated from research and development contracts and sales of our consumer transdermal products. Our cost of revenue was $24,254 for our research and development contracts and $50,685 for the consumer patches. Since we do not have the funds for the development of our lead product, the 4P Therapeutics fixed costs are allocated to the contract services that we perform for clients. The Company moved from their 4P facilities, and many of the prior costs relating to the facility were not incurred. This resulted in our operations showing a gross profit for the three months ended April 30, 2020.

For the three months ended April 30, 2020 our selling, general and administrative expenses were $191,917, primarily legal, accounting and payroll expense, compared to $567,957 in the three months ended April 30, 2019. The decrease from 2019 is primarily due to a decrease in payroll related expenses and non-cash compensation and decreases in legal fees during the three months. Additionally, stock-based compensation was $ -0- for the three months ended April 30, 2020 and $252,700 for the three months ended April 30, 2019.

During the three months ended April 30, 2020, we incurred gain on change in fair value of derivatives of $22,096 in connection with our October 2019 financing in which we raised gross proceeds of $250,000 and net proceeds of approximately $203,000 from the sale of convertible notes and warrants. We had no derivative expense during the three months ended April 30, 2019.

We incurred interest expense of $205,167 for the three months ended April 30, 2020 including the amortization of debt discounts of $202,500. We had no interest expense in the three months ended April 30, 2019. The Company also incurred a loss on extinguishment of debt of $12,500 in connection with conversion of debt to equity and a $69,131 early prepayment fee on the repayment of convertible debentures.

As a result of the foregoing, we sustained a net loss of $412,194, or $(0.08) per share (basic and diluted) for the three months ended April 30, 2020, compared with a loss of $573,353, or $(0.11) per share (basic and diluted) for the three months ended April 30, 2019.

Liquidity and Capital Resources

As of April 30, 2020, we had $20,644 in cash and cash equivalents and a working capital deficiency of $659,198, as compared with cash and cash equivalents of $10,463 and working capital deficiency of $1,979,141 at January 31, 2020. In October 2019, we received gross proceeds of $250,000 and net proceeds of approximately $203,000 from the sale of convertible notes in the principal amount of $270,000 and warrants to purchase 50,000 shares of common stock. We also received a $150,000 loan from a minority stockholder. In March 2020, the Company repaid the convertible debt. The total payments, including a prepayment fee of $69,131 and accrued interest, was $345,565.

For the three months ended April 30, 2020, we used cash of $201,514 in our operations. The principal adjustments to our net loss of $412,194 were amortization of debt discount of $202,500, depreciation and amortization of $18,046, and loss on extinguishment of debt and early prepayment fee on convertible debentures of $81,631 offset by an decrease in accounts payable of $59,805 and a gain on change in fair value of derivative of $22,096.

For the three months ended April 30, 2020, we had cash flows of $211,977 from financing activities, primarily $515,108 from gross proceeds from the sale of Units consisting of shares of common stock and warrants to purchase common stock offset by the repayment of convertible debt, including an early prepayment fee, of $339,131.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Going Concern

The Company’s consolidated financial statements for the three months ended April 30, 2020 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities in the normal course of business. For the three months ended April 30, 2020, the Company generated revenue of $119,364 on which it recorded cost of revenues of $74,939 and a loss from operations of $147,492. Subsequent to January 31, 2020, because of the lack of available cash and the decline in business resulting in part from the effects of the COVID-19 pandemic, the Company has temporarily closed its operations, and does not expect it will be able to commence operations until it receives substantial funding. Successful business operations and its transition to attaining profitability are dependent upon obtaining significant additional financing, generating revenue primarily from its professional services to cover its overhead, developing its products, and obtaining FDA approval to market any product it develops and implementing a marketing program for such products. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of at least one year from the date of these financial statements. Without such financing, the Company may not be able to continue in business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Disclosure controls and procedures.

As of the end of period covered by this report, we carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, we concluded that for reasons discussed in our annual report on Form 10-K for the year ended January 31, 2020, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this prospectus before making an investment decision with regard to our securities. The risks set forth below are not the only risks facing us. Additional risks and uncertainties may exist that could also adversely affect our business, prospects or operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or a significant part of your investment.

Because of a lack of funds, we have suspended our product development operations.

Our business is the development of transdermal systems for the delivery of pharmaceuticals. The development of pharmaceutical products is highly cash intensive, and many early stage drug development companies are unable to raise sufficient cash to complete the development and testing of their products and obtain regulatory approval, with the result that they either obtain funding on very unfavorable terms, cease to conduct business or sell or license their intellectual property on unfavorable terms. At January 31, 2020, we had a working capital deficiency of approximately $1.9 million, and cash of approximately $10,000. Because of our lack of cash and the absence of any significant financing, we have suspended our development activities relating to our transdermal pharmaceutical products. Because of the anticipated lack of revenues until we have an approved product that we can market and the time required to obtain FDA approval, which can take many years, we must rely on our ability to raise money in the private or public equity market or enter into a joint venture relationship with a company that has the funds, the willingness and the ability to fund or obtain funds for the project that is the subject of the joint venture. In March 2020, we withdrew a registration statement relating to a proposed public offering. If we are able to raise funds or enter into a joint venture, it is likely that the term will not be favorable to us. We cannot assure you that we will be able to raise funds in a public or private financing or a joint venture, and, if we are unable to do so, we may cease operations.

Our business is impacted by the following additional key risks:

●	Our business could be adversely affected by the effects of health pandemics or epidemics, including the recent outbreak of COVID-19, which was declared by the World Health Organization as a global pandemic, and is resulting in travel and other restrictions to reduce the spread of the disease, including state and local orders across the country, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. The effects of these orders, government-imposed quarantines and measures we would take, such as work-from-home policies, may negatively impact productivity, disrupt our business and could delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition. Further, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which could disrupt our supply chain.

●	The FDA regulatory process may take longer and be more expensive than we anticipate without any assurance that we will obtain FDA approval.

●	If we are not able to obtain FDA approval for our lead product, we may not have the resources to develop any other product, and we may not be able to continue in business.

●	We may not be able to launch any products for which we receive FDA marketing approval.

●	We may not be able to establish a distribution network for the marketing and sale of any products for which we receive FDA approval.

●	We may not be able to establish manufacturing facilities in compliance with FDA good manufacturing practices or to enter into manufacturing agreements for the manufacture of our products in an FDA approved manufacturing facility.

●	It may be necessary to us to enter into a joint venture or other strategic relationship in order to develop, perform clinical testing for, manufacture or market any of our proposed products. We may not be able to enter into such a relationship, and any relationship may not be successful, and the other party may have business interests and priorities that are different from ours.

●	We are party to a settlement agreement with the SEC resulting from statements in our SEC filings that did not accurately reflect the FDA’s jurisdiction over our consumer products and did not disclose that we could not legally market these products in the United States. The settlement included a cease-and-desist order against violating the provisions of the Securities Exchange Act which require us to file accurate registration statements and annual reports with the SEC. Our failure to comply with our obligations under the settlement agreement could result in enforcement proceedings against us or our officers.

●	We may not be able to protect our rights in our intellectual property, and we may be subject to intellectual property litigation which would be expensive and disruptive of our operations even if we eventually prevail on the merits.

●	Unanticipated side effects or other adverse events resulting from the use of our product could require a recall of our products and, even if no recall is required, our reputation could be impaired by side effects.

●	We may not be able to evaluate potential acquisition candidates, with the result that we may not be able to benefit from the acquisition or integrate the acquired business with our business. We have recently incurred an impairment charge as a result of an acquisition when the intellectual property assets of the acquired company were not as represented. We cannot assure you that we will not incur similar or other problems with any future acquisitions.

●	We may fail to comply with all applicable laws and regulations relating to our product. We may have to change or adapt our operations in the event of changes in national, regional and local government regulations, taxation, controls and political and economic developments that affect our products and the market for our products;

●	We may be unable to accurately estimate anticipated expenses, capital requirements and needs for additional financing;

●	Best Choice or any other international distributor of our products may fail to comply with applicable laws;

●	Best Choice or any other international distributor of our products may not be able to obtain any necessary regulatory approval necessary to market our product or, if they are able to obtain regulatory approval, they may not be successful in marketing our products;

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 22, 2020, the Company issued in a private placement 46,828 units at a price of $11 per unit. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $14.00 per share. The warrants expire April 30, 2023. The Company issued a total of 46,828 shares of common stock, with net proceeds to the Company from the offering of $515,108.

In March 2020, a minority stockholder who had previously made loans of $215,000 to the Company, made an additional loan to the Company in the amount of $60,000, increasing the total loans from the stockholder to $275,000. On March 27, 2020, the Company issued 25,000 shares upon conversion both of the loan notes in the aggregate principal amount of $275,000.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibits
31.1	Section 302 Certificate of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certificate of Chief Executive Officer and Principal Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRIBAND INC.

June 4, 2020	By:	/s/ Gareth Sheridan
Gareth Sheridan, Chief Executive Officer (Principal Executive Officer)

June 4, 2020	By:	/s/ Serguei Melnik
Serguei Melnik, Chief Financial Officer (Principal Financial Officer)