Form 10-Q
period 2020-07-31
NutriBand Inc.
filed 2020-09-11
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, was 5,517,928 shares as of September 9, 2020.

NUTRIBAND INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the three and six months ended July 31, 2020 and 2019 are not necessarily indicative of the results for the entire fiscal year or for any other period.

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
	2020	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,248	$10,181
Accounts receivable	14,644	12,833
Prepaid expenses	36,525	20,167
Total Current Assets	90,417	43,181

PROPERTY & EQUIPMENT-net	93,471	111,029

OTHER ASSETS:
Goodwill	1,719,235	1,719,235
Right of use asset-net	-	9,610
Intangible assets-net	296,165	314,700

TOTAL ASSETS	$2,199,288	$2,197,755

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$733,470	$771,931
Derivative liability	-	928,774
Operating lease liability	-	10,050
Deferred revenue	29,725	-
Notes payable-related parties	4,567	29,067
Note payable	100,000	215,000
Convertible debt- net of debt discount of $-0- and $202,500 as of July 31, 2020 and January 31, 2020, respectively	-	67,500

Total Current Liabilities	867,762	2,022,322

LONG-TERM LIABILITIES:
Note payable	34,870	-
Total Liabilities	902,632	2,022,322

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares
authorized; 5,517,928 and 5,441,100 shares issued and outstanding at July 31,	5,518	5,441
2020 and January 31, 2020, respectively
Additional paid-in-capital	10,831,782	9,072,573
Accumulated other comprehensive loss	(304)	(304)
Accumulated deficit	(9,540,340)	(8,902,277)
Total Stockholders’ Equity	1,296,656	175,433

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,199,288	$2,197,755

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the		For the
	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019

Revenue	$84,450	$74,913	$203,814	$268,503

Costs and expenses:
Cost of revenues	116,937	117,959	191,876	316,753
Selling, general and administrative expenses	193,331	406,566	385,248	974,523
Total Costs and Expenses	310,268	524,525	577,124	1,291,276

Loss from operations	(225,818)	(449,612)	(373,310)	(1,022,773)

Other income (expense)
Loss on extinguishment of debt	-	-	(12,500)	-
Early prepayment fee on convertible debentures	-	-	(69,131)	-
Gain on change of fair value of derivative	-	-	22,096	-
Interest expense	(51)	(953)	(205,218)	(1,145)
Total other income (expense)	(51)	(953)	(264,753)	(1,145)

Loss before provision for income taxes	(225,869)	(450,565)	(638,063)	(1,023,918)

Provision for income taxes	-	-	-	-

Net loss	$(225,869)	$(450,565)	$(638,063)	$(1,023,918)

Net loss per share of common stock-basic and diluted	$(0.04)	$(0.08)	$(0.12)	$(0.19)

Weighted average shares of common stock outstanding - basic and diluted	5,513,782	5,423,956	5,496,274	5,423,956

Other Comprehensive Income (Loss):

Net loss	$(225,869)	$(450,565)	$(638,063)	$(1,023,918)

Foreign currency translation adjustment	-	-	-	(252)

Total Comprehensive Income (Loss)	$(225,869)	$(450,565)	$(638,063)	$(1,024,170)

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended July 31, 2020					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated
	Total	shares	Amount	Capital	Income (Loss)	Deficit
Balance, February 1, 2020	$175,433	5,441,100	$5,441	$9,072,573	$(304)	$(8,902,277)

Issuance of common stock for services	50,000	5,000	5	49,995	-	-

Sale of common stock for cash	515,108	46,828	47	515,061	-	-

Conversion of debt for common stock	287,500	25,000	25	287,475	-	-

Reclass of warrants from liability to equity	906,678	-	-	906,678	-	-

Net loss for the six months ended July 31, 2020	(638,063)	-	-	-	-	(638,063)

Foreign currency translation adjustment	-	-	-	-	-	-

Balance, July 31, 2020	$1,296,656	5,517,928	$5,518	$10,831,782	$(304)	$(9,540,340)

Six Months Ended July 31, 2019					Accumulated
	Common Stock			Additional	Other
		Number of		Paid In	Comprehensive	Accumulated
	Total	shares	Amount	Capital	Income (Loss)	Deficit
Balance, February 1, 2019	$2,404,612	5,423,956	$5,424	$8,579,890	$(52)	$(6,180,650)

Issuance of warrants for services	252,700	-	-	252,700	-	-

Foreign currency translation adjustment	(252)	-	-	-	(252)	-

Net loss for the six months ended July 31, 2019	(1,023,918)	-	-	-	-	(1,023,918)

Balance, July 31, 2019	$1,633,142	5,423,956	$5,424	$8,832,590	$(304)	$(7,204,568)

Three Months Ended July 31, 2020					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated
	Total	shares	Amount	Capital	Income (Loss)	Deficit
Balance, April 30, 2020	$1,472,525	5,512,928	$5,513	$10,781,787	$(304)	$(9,314,471)

Issuance of common stock for services	50,000	5,000	$5	$49,995	$-	$-

Net loss for the three months ended July 31, 2020	(225,869)	-	-	-	-	(225,869)

Foreign currency translation adjustment	-	-	-	-	-	-

Balance, July 31, 2020	$1,296,656	5,517,928	$5,518	$10,831,782	$(304)	$(9,540,340)

Three Months Ended July 31, 2019					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated
	Total	shares	Amount	Capital	Income (Loss)	Deficit
Balance, April 30, 2019	$2,083,707	5,423,956	$5,424	$8,832,590	$(304)	$(6,754,003)

Net loss for the three months ended July 31, 2019	(450,565)	-	-	-	-	(450,565)

Balance, July 31, 2019	$1,633,142	5,423,956	$5,424	$8,832,590	$(304)	$(7,204,568)

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	July 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(638,063)	$(1,023,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of the Company by related party	3,628	-
Depreciation and amortization	36,094	36,094
Amortization of debt discount	202,500	-
Gain on change in fair value of derivative	(22,096)	-
Early prepayment fee on convertible debentures	69,131	-
Amortization of right of use asset	9,610	9,609
Loss on extinguisment of debt	12,500
Stock-based compensation	38,000	252,700
Changes in operating assets and liabilities:
Accounts receivable	(1,811)	(57,454)
Prepaid expenses	(4,358)	34,225
Deposit on sales	29,725	(71,225)
Operating lease liability	(10,050)	(9,175)
Accounts payable and accrued expenses	(38,462)	318,576
Net Cash Used In Operating Activities	(313,652)	(510,568)

Cash flows from financing activities:
Proceeds from sale of common stock	515,108	-
Proceeds from notes payable	194,870	50,000
Payment on convertible debt	(339,131)	-
Proceeds from related parties	5,500	-
Payment of related party payables	(33,628)	-
Net Cash Provided by Financing Activities	342,719	50,000

Effect of exchange rate on cash	-	(252)

Net change in cash	29,067	(460,820)

Cash and cash equivalents - Beginning of period	10,181	474,653

Cash and cash equivalents - End of period	$39,248	$13,833

Supplementary information:

Cash paid for:
Interest	$6,525	$-

Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common stock issued for settlement of notes payable	$287,500	$-

Common stock issued for prepaid consulting	$12,000	$-

Derivative liability warrant reclassed to equity	$906,678	$-

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Six Months Ended July 31, 2020 and 2019

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

In December 2019, COVID-19 emerged and has subsequently spread world-wide. The World Health Organization has declared COVID-19 a pandemic resulting in federal, state and local governments and private entities mediating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining people who may have been exposed to the virus. The effect of these orders, government imposed quarantines and measures the Company would take, such as work-at-home policies, may negatively impact productivity, disrupt our business and could delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and disruptions in our operations could negatively impact our business, operating results and financial condition. Further, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns, or other restrictions on the conduct of business could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which could disrupt our supply chain.

Reverse Stock Split

On June 25, 2019, the Company effected one-for-four reverse split, pursuant to which each share of common stock became and was converted into 0.25 share of common stock. The reverse split became effective in the marketplace on July 24, 2019. All share and per share information in these financial statements retroactively reflect the reverse split.

Going Concern

The Company’s consolidated financial statements for the six months ended July 31, 2020 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities in the normal course of business. For the six months ended July 31, 2020, the Company generated revenue of $203,814 on which it recorded cost of revenues of $191,876 and a loss from operations of $373,310. Subsequent to January 31, 2020, because of the lack of available cash and the decline in business resulting in part from the effects of the COVID-19 pandemic, the Company has temporarily closed its operations, and does not expect it will be able to commence operations until it receives substantial funding. Successful business operations and its transition to attaining profitability are dependent upon obtaining significant additional financing, generating revenue primarily from its professional services to cover its overhead, developing its products, and obtaining FDA approval to market any product it develops and implementing a marketing program for such products. These factors raise substantial doubt about ability of the Company to continue as a going concern for a period of at least one year from the date that these financial statements were issued. Without such financing, the Company may not be able to continue in business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Six Months Ended July 31, 2020 and 2019

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The consolidated balance sheet as of July 31, 2020 and the consolidated statements of operations, stockholders’ equity, and cash flows for the periods presented have been prepared by the Company and are unaudited. The consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods pursuant to Rule 8-03 of Regulation S-X, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of January 31, 2020 was derived from audited financial statements of the Company.

Principles of Consolidation

The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. The operations of 4P Therapeutics are included in the Company’s financial statements from the date of acquisition of August 1, 2018.

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

The Company’s significant policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2020. There were no significant changes to the accounting policies during the six months ended July 31, 2020, and the Company does not expect that the adoption of other accounting pronouncements will have a material impact on its financial statements.

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

as of and for the Six Months Ended July 31, 2020 and 2019

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

Deferred Revenue

Deferred revenue is a liability related to a revenue producing activity for which revenue has not yet been recognized. The Company records deferred revenue when it receives consideration from a contract before achieving certain criteria that must be met for revenue to be recognized in conformity with GAAP. As of July 31, 2020 and 2019, the balance of deferred revenue was $29,725 and $0.

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

Revenue by service type:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Sale of goods	$59,450	$-	$120,770	$142,450
Services	25,000	74,913	83,044	126,053
Total	$84,450	$74,913	$203,814	$268,503

Revenue by geographic location:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
United States	$25,000	$74,913	$83,044	$126,053
Non-United States	59,450	-	120,770	142,450
	$84,450	$74,913	$203,814	$268,503

Accounts receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-applicable accounts. For the six months ended July 31, 2020 and 2019, the Company recorded no bad debt expense for doubtful accounts related to account receivable.

Inventories

Inventories are valued at the lower of cost and reasonable value determined using the first-in, first-out (FIFO) method. Net reasonable value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The cost of finished goods and work in process is comprised of material costs, direct labor costs and other direct costs and related production overheads (based on normal operating capacity).

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Six Months Ended July 31, 2020 and 2019

Property, Plant and Equipment

The Company depreciates its plant and equipment on a straight-line basis over the estimated useful life of the asset. Property, plant and equipment is stated at historical cost. Expenditures for minor repairs, maintenance and replacement parts which do not increase the useful lives of the assets are charged to expense as incurred. The lives over which the fixed assets are depreciated range from 3 to 5 years as follows:

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does amortize goodwill in accordance with ASC 350.

Long-lived Assets

Management reviews long-lived assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment exists when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset. If an impairment exists, the resulting write-down would be the difference between the fair market value of the long-lived asset and the related book value.

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of July 31, 2020 and 2019, there were 141,830 and 57,500 common stock equivalents outstanding, respectively, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

as of and for the Six Months Ended July 31, 2020 and 2019

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

Level 1	-	Observable inputs such as quoted market prices in active markets.

Level 2	-	Inputs other than quoted prices in active markets that are either directly or indirectly observable.

Level 3	-	Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value on the balance sheet. The Company uses estimates at fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, when available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The value presented may not represent future fair values and may not be reliable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of July 31, 2020 and January 31, 2020, the Company had a $-0- and $928,774 derivative liability, respectively.

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

3.	PROPERTY AND EQUIPMENT

	July 31,	January 31,
	2020	2020
Lab equipment	$144,585	$144,585
Furniture, fixtures and equipment	19,643	19,643
	164,228	164,228
Less: Accumulated depreciation	(70,757)	(53,199)
Net Property and Equipment	$93,471	$111,029

Depreciation expense amounted to $17,558 for the six months ended July 31, 2020 and 2019, respectively.

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Six Months Ended July 31, 2020 and 2019

4.	NOTES PAYABLE AND CONVERTIBLE DEBT

Notes Payable

On March 21, 2020, the Coronavirus Aid Relief and Economic Security Act (“CARES ACT” was enacted. The CARES ACT established the Paycheck Protection Program (“PPP”) which funds small businesses through federally guaranteed loans. Under the PPP, companies are eligible for forgiveness of principle and interest if the proceeds are used for eligible payroll costs, rent and utility costs. On June 17, 2020, the Company’s subsidiary, 4P Therapeutics, was advanced $34,870 under the PPP, all of which was outstanding as of July 31, 2020. The note matures June 17, 2022 and accrues interest at 0.98% per year.

In March 2020, a minority shareholder who had previously made loans of $215,000 as of January 31, 2020, made an additional loan to the Company in the amount of $60,000, increasing the total loans from the stockholder to $275,000. The loans are interest free and due upon demand. On March 27, 2020, the Company issued 25,000 shares of common stock upon reaching a settlement with the noteholder to convert the notes in the principal balance of $275,000. The transaction resulted in a loss on extinguishment of $12,500. In July 2020, the minority shareholder made an additional loan to the Company in the amount of $100,000. The loan is interest free and due upon demand. The loan was outstanding as of July 31, 2020.

Related Party Payable

As of January 31, 2020, the Company owed its chief financial officer and chief operating officer $29,067 from advances made to the Company. During the six months ended July 31, 2020, the Company’s chief financial officer paid expenses of $3,628 on behalf of the Company, the Company’s chief executive officer and chief operating officer advanced the Company $5,500 and the officers were repaid $33,628.

Convertible Debt

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

On March 25, 2020, the Company prepaid the convertible notes in the principal amount of $270,000 from the proceeds of a private placement. The total payments, including a prepayment fee of $69,131 and accrued interest, was $345,565. As a result of the payment of the notes, the derivative liability, which was $928,774 at January 31, 2020, was reduced to zero. The warrants are no longer a derivative liability based on the notes being paid in full. See Note 6 for further information.

Interest expense for the six months ended July 31, 2020 including the amortization of the debt discount was $205,218.

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Six Months Ended July 31, 2020 and 2019

5.	INTANGIBLE ASSETS

At July 31, 2020 and January 31, 2020, intangible assets consisted of intellectual property, customer base and trademarks, net of amortization, as follows:

	July 31,	January 31,
	2020	2020
Customer base	$136,500	$136,500
Intellectual property	234,200	234,200

Total	370,700	370,700

Less: Accumulated amortization	(74,535)	(56,000)

Net Intangible Assets	$296,165	$314,700

The value of the intangible assets, consisting of intellectual property and customer base has been recorded at their fair value by the Company after completing a valuation and are being amortized over a period of ten years. Amortization expense for the six months ended July 31, 2020 and 2019 was $18,535 and $18,535, respectively.

Estimated Amortization:
Total
Year Ended January 31,
2021	$18,534
2022	37,070
2023	37,070
2024	37,070
2025 and thereafter	166,421
$296,165

6.	DERIVATIVE LIABILITIES

The embedded conversion option of the convertible debentures described and the warrants issued in Note 4 contain conversion features that qualify for embedded derivative classification. The fair value of the liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

The table below sets forth a summary in the fair value of the Company’s Level 3 financial liabilities:

July 31, 2020
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

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Six Months Ended July 31, 2020 and 2019

7.	RELATED PARTY TRANSACTIONS

a)	The former owner of 4P Therapeutics has been a director of the Company since April 2018, when the Company entered into an agreement to acquire 4P Therapeutics. In connection with the terms of the acquisition of 4P Therapeutics, the former owner received $400,000 in cash and 250,000 shares of common stock valued at $1,850,000. The former owner was not a director of the Company when the acquisition agreement was signed.

b)	On February 19, 2019, the Company granted an executive officer an option to purchased 25,000 shares of the Company’s common stock at an exercise price equal to 75% of the market price on the date the Company receives notice of exercise.

The fair value of the warrant on the date of grant using the Black Scholes model was $252,700 and was expensed during the six months ended July 31, 2019. The warrant expired unexercised on May 19, 2019.

c)	As of January 31, 2020, the Company owed its chief financial officer and chief operating officer $29,067 from advances made to the Company. During the six months ended July 31, 2020, the Company’s chief financial officer paid expenses of $3,628 on behalf of the Company, the Company’s chief executive officer and chief operating officer advanced the Company $5,500 and the officers were repaid $33,628. See also note 4.

8.	STOCKHOLDERS’ EQUITY

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

On January 27, 2020, the Company amended its articles of incorporation to increase its authorized common shares from 25,000,000 shares to 250,000,000 shares.

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

On June 30, 2020, the Company issued 5,000 shares to a consultant for services rendered to the Company. The fair value of the common stock at the date of issuance was $50,000, of which $38,000 is included in selling and general administrative expense for the six months ended July 31, 2020 and $12,000 is included in prepaid expenses.

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Six Months Ended July 31, 2020 and 2019

9.	WARRANTS

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company’s common stock issued to non-employees of the Company.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2020	70,000	$18.93	1.53 years	$-

Granted	91,828	12.53	3.00 years	-

Expired/Cancelled	(20,000)	14.00	-	-

Exercised	-	-	-	-

Outstanding-period ending July 31, 2020	141,828	$11.99	2.41 years	$-

Exercisable - period ending July 31, 2020	141,828	$11.99	2.41 years	$-

As result of the terms of a completed private placement, the warrants to purchase 50,000 shares at the lesser of (i) $20.90 or, (ii) if the Company completes a private offering of its common stock, 110% of the initial public offering price of the Common Stock in the public offering, became a warrant to purchase 95,000 shares at $11 per share, subject to adjustment pursuant to the antidilution provisions of the warrant. The Company recorded a derivative liability for the warrants in the amount of $906,678 and reclassed the derivative liability to additional paid-in capital as of July 31, 2020.

In connection with a private placement in March 2020, the Company issued warrants to purchase 46,828 shares of its common stock at $14 per share. The warrants expire April 30, 2023. (See Note 6).

The following table summarizes additional information relating to the warrants outstanding at July 31, 2020:

Range of Exercise	Number	Remaining Contractual	Exercise Price for Shares	Number	Exercise Price for Shares	Intrinsic
Prices	Outstanding	Life (Years)	Outstanding	Exercisable	Exercisable	Value

$11.00	95,000	2.25	$11.00	95,000	$11.00	$-
$14.00	46,828	2.75	$14.00	46,828	$14.00	$-

10.	CONTINGENCIES

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

as of and for the Six Months Ended July 31, 2020 and 2019

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

On April 29, 2019, the Company filed a securities fraud action in the U.S. District Court for the Eastern District of New York against Raymond Kalmar, Paul Murphy, Michelle Polly-Murphy, Advanced Health Brands and TD Therapeutic, Inc. In the complaint the Company alleges that in 2017, the defendants fraudulently and deceitfully obtained 1,250,000 shares of common stock by orchestrating a months-long scheme to defraud the Company. The Company is seeking the return of the shares of common stock and monetary damages resulting from the defendants’ fraudulent conduct. The defendants filed a motion to dismiss the complaint on August 23, 2019, and on September 13, 2019 the Company filed its response. On July 20, 2020, the Court denied the defendant’s motion to dismiss the complaint, and the parties have recently commenced the discovery phase of the litigation. No trial date has been scheduled by the Court.

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

11.	SUBSEQUENT EVENTS

On August 31, 2020, the Company entered into a Purchase Agreement (“Agreement”), with Pocono Coated Products (“PCP”), pursuant to which PCP agreed to sell the Company all of the assets associated with its Transdermal, Topical, Cosmetic, and Nutraceutical business (the “Business”), including: (1) all the equipment, intellectual property and trade secrets, cash balances, receivables, bank accounts and inventory, free and clear of all liens, except for certain lease obligations, and (2), a 100% membership interest in PCP’s subsidiary Active Intelligence, LLC ( collectively the “Assets”). The purchase price for the Assets is (i) $6,000,000 paid with the issuance of 608,519 shares in the Company’s common stock at a value of the average price of the previous 90 days at the date of Closing (the “Shares”), and (ii) a promissory note of the Company in the principal amount of $1,500,000 which is due upon the earlier of (a) twelve (12) months from issuance, or (b) immediately following a capital raise of no less than $4,000,000 and/or a public offering of no less than $4,000,000. The parties to the Agreement waived the condition precedent that an audit of PCP be completed prior to the closing under the Agreement, and the audit will be commenced shortly. Michael Myer, the CEO of PCP, will be nominated for election to the Board of Directors of the Company at the annual meeting of shareholders of the Company to be held in October 2020.

The Agreement provides that it is effective August 31, 2020, on which date the parties also entered into an escrow agreement ( the “Escrow Agreement”), with legal counsel serving as the escrow agent, providing for holding of the Note, certificate for the shares, and title to the Assets ( held in a special purpose subsidiary) as collateral security for completion of all closing conditions under the Agreement. On that date, the parties also entered into a security agreement granting PCP a security interest in all proceeds of the Assets held as collateral under the Escrow Agreement.

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

Our marketing effort with respect to our consumer transdermal products is presently limited to our distribution agreement dated April 13, 2018 with EMI-Korea (Best Choice), Inc., whom we refer to as Best Choice, for marketing in certain regions in Asia. Pursuant to an exclusive distribution agreement, we granted Best Choice exclusive distribution rights for all of our transdermal consumer products in South Korea, Taiwan (the Republic of China), the People’s Republic of China and South Asia. Best Choice is presently planning to market three of our consumer products only in South Korea, and is responsible for complying with all applicable regulations. The ability of Best Choice to market products at the volume we anticipated when we signed the contract with Best Choice was affected be a number of factors, including its inability to obtain necessary regulatory approval, which, as of the date of this annual report, has not been obtained. Best Choice has advised us that it is working with the South Korean Ministry of Food and Drug Safety (“MFDS”) to determine a classification for our products, which is necessary before Best Choice can obtain approval from the MFDS to market our products to consumers. Our supplier had manufacturing problems in the United States because it ran into supply problems for certain foil components used in the transdermal patches due to the new tariffs on Chinese imports into the United States, design changes in the pouch, and quality problems with material in the pouch, all of which resulted in manufacturing delays in meeting the first order for Best Choice. We solved the problem by delivering the patch in bulk and unpackaged, and Best Choice has the assembly of the patch completed in South Korea. Best Choice’s purchases to date were for preliminary marketing activities. Best Choice has advised us that its preliminary marketing activities consisted of purchasing inventory in anticipation of obtaining regulatory approval, meeting with potential distributors and trying to build brand awareness through various marketing approaches most notably on social media. Until Best Choice has obtained the necessary regulatory approval, we do not anticipate generating any significant revenue from Best Choice. Our agreement with Best Choice agreement had an initial term which expired on April 30, 2019 and was extended to July 6, 2021. The agreement provides for an automatic renewal for three years and for five-year periods thereafter if certain minimum purchases are made. As of the date of this report, the minimum purchases for the current contract year have not been met.

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

4P Therapeutics has not generated any revenue from any of its products under development. Rather, prior to our acquisition, 4P Therapeutics generated revenue to provide cash for its operations through contract research and development and related services for a small number of clients in the life sciences field on an as-needed basis. We are, for the near term, continuing this activity, although we do not anticipate that it will generate significant revenues or gross margin. Currently, there are no long-term contractual obligations for us, and either party can terminate the engagement at any time. During the six months ended July 31, 2020, we experienced a significant decline in revenue from 4P Therapeutics’ largest customer, as a result of which our revenue from 4P Therapeutics was $83,044. 4P Therapeutics continues to operate and is currently working on a research agreement. 4P expects to execute a new lease in 2020 and to continue working on contracts with former customers. Our revenue from our South Korean distributor for the six months ended July 31, 2020 was $120,770. Our cost of revenue for the six months ended July 31, 2020 was $99,735. The Company expects the revenue from the South Korean distributor to increase substantially during the balance of the Company’s fiscal year.

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

Effective August 31, 2020, the Company entered into a Purchase Agreement (“Agreement”) with Pocono Coated Products (“PCP”), the manufacturer of the Company’s transdermal products, pursuant to which PCP agreed to sell the Company the all of the assets associated with its Transdermal, Topical, Cosmetic and Nutraceutical business (the “Business”), including all related equipment, intellectual property and trade secrets, cash balances, receivables, bank accounts and inventory. The purchase price for the assets of the Business is (i) $6,000,000 paid in 608,519 shares of the Company’s common stock, based on the average price for the Company’s common stock for the previous 90 days as of the date of Closing (the “Shares”); (ii) a promissory note of the Company in the principal amount of $1,500,000, which is due upon the earlier of (a) twelve (12) months from issuance, or (b) immediately following a capital raise of no less than $4,000,000 and/or a public offering of no less than $4,000,000.

The parties to the Agreement waived the condition precedent that an audit of PCP be completed prior to the closing under the Agreement, and the audit will be commenced shortly. Michael Myers, the CEO of PCP, will be nominated for election to the Board of Directors of the Company at the annual meeting of shareholders of the Company to be held in October 2020.

The Agreement provides that it is effective August 31, 2020, on which date the parties also entered into an escrow agreement (the “Escrow Agreement”), with legal counsel serving as the escrow agent, providing for holding of the Note, certificate for the Shares, and the title to the Assets (held in a special purpose acquisition subsidiary) as collateral security for completion of all closing conditions under the Agreement. On that date, the parties also entered into a security agreement granting PCP a security interests in all proceeds of the Assets held as collateral under the Escrow Agreement.

Results of Operations

Three Months Ended July 31, 2020 and 2019

For the three months ended July 31, 2020, we generated revenue of $84,450 and our costs of revenues were $116,937, resulting in a negative gross profit of $32,487. For the three months ended July 31, 2019, we generated revenue of $74,913 and our cost of revenue was $117,959 resulting in negative gross profit of $43,046. We commenced generating revenues during the third quarter of 2018. Our revenue for the three months ended 2020 was derived from two sources – a continuation of research and development contracts of the type that 4P Therapeutics performed prior to our acquisition, which accounted for $ 25,000, and sales of our consumer transdermal product to our South Korean distributor, which accounted for $59,450, which our distributor purchased for its preliminary marketing efforts since the product has not obtained regulatory approval for retail sales in South Korea. We anticipate that all of our revenue for the quarter ended October 31, 2020 will be generated from research and development contracts and sales of our consumer transdermal products. Our cost of revenue was $67,889 for our research and development contracts and $49,050 for the consumer patches. Since we do not have the funds for the development of our lead product, the 4P Therapeutics fixed costs are allocated to the contract services that we perform for clients. The Company moved from their 4P facilities, and many of the prior costs relating to the facility were not incurred. However, this resulted in our operations continuing to show a negative gross profit for the three months ended July 31, 2020.

For the three months ended July 31, 2020 our selling, general and administrative expenses were $193,331, primarily legal, accounting and payroll expense, compared to $406,566 in the three months ended July 31, 2019. The decrease from 2019 is primarily due to a decrease in payroll related expenses and non-cash compensation and decreases in legal fees during the three months.

As a result of the foregoing, we sustained a net loss of $225,869, or $(0.04) per share (basic and diluted) for the three months ended July 31, 2020, compared with a loss of $450,565 or $(0.08) per share (basic and diluted) for the three months ended July 31, 2019.

Six Months Ended July 31, 2020 and 2019

For the six months ended July 31, 2020, we generated revenue of $203,814 and our costs of revenues were $191,876, resulting in gross profit of $11,938. For the six months ended July 31, 2019, we generated revenue of $268,503 and our cost of revenue was $316,753 resulting in negative gross profit of $48,250. We commenced generating revenues during the third quarter of 2018. Our revenue for the six months ended July 31, 2020 was derived from two sources – (1) a continuation of research and development contracts of the type that 4P Therapeutics performed prior to our acquisition, which accounted for $ 83,044, and (2) sales of our consumer transdermal product to our South Korean distributor, which accounted for $120,770, which our distributor purchased for its preliminary marketing efforts since the product has not obtained regulatory approval for retail sales in South Korea. We anticipate that all of our revenue for the quarter ended October 31, 2020 will be generated from research and development contracts and sales of our consumer transdermal products. Our cost of revenue was $92,143 for our research and development contracts and $99,735 for the consumer patches. Since we do not have the funds for the development of our lead product, the 4P Therapeutics fixed costs are allocated to the contract services that we perform for clients. The Company moved from their 4P facilities, and many of the prior costs relating to the facility were not incurred.

For the six months ended July 31, 2020 our selling, general and administrative expenses were $385,248, primarily legal, accounting and payroll expense, compared to $974,523 in the six months ended July 31, 2019. The decrease from 2019 is primarily due to a decrease in payroll related expenses and non-cash compensation and decreases in legal fees during the six months. Additionally, stock-based compensation was $38,000 for the six months ended July 31, 2020 and $252,700 for the six months ended July 31, 2019.

During the six months ended July 31, 2020, we incurred gain on change in fair value of derivatives of $22,096 in connection with our October 2019 financing in which we raised gross proceeds of $250,000 and net proceeds of approximately $203,000 from the sale of convertible notes and warrants. We had no derivative expense during the six months ended July 31, 2019.

We incurred interest expense of $205,218 for the six months ended July 31, 2020 including the amortization of debt discounts of $202,500. We incurred interest expense of $1,145 in the six months ended July 31, 2019. The Company also incurred a loss on extinguishment of debt of $12,500 in connection with conversion of debt to equity and a $69,131 early prepayment fee on the repayment of convertible debentures during the six months ended July 31, 2020.

As a result of the foregoing, we sustained a net loss of $638,063, or $(0.12) per share (basic and diluted) for the six months ended July 31, 2020, compared with a loss of $1,023,918, or $(0.19) per share (basic and diluted) for the six months ended July 31, 2019.

Liquidity and Capital Resources

As of July 31, 2020, we had $39,248 in cash and cash equivalents and a working capital deficiency of $774,345, as compared with cash and cash equivalents of $10,181 and working capital deficiency of $1,979,141 at January 31, 2020. In March 2020, the Company repaid the convertible debt that the Company received in October 2019. The total payments, including a prepayment fee of $69,131 and accrued interest, was $345,565. In May 2019, the Company completed a private placement and received proceeds of $515,108.

For the six months ended July 31, 2020, we used cash of $313,562 in our operations. The principal adjustments to our net loss of $638,063 were amortization of debt discount of $202,500, depreciation and amortization of $36,094, and loss on extinguishment of debt and early prepayment fee on convertible debentures of $81,631 offset by an decrease in accounts payable of $38,462 and a gain on change in fair value of derivative of $22,096.

For the six months ended July 31, 2020, we had cash flows of $342,719 from financing activities, primarily $515,108 from gross proceeds from the sale of Units consisting of shares of common stock and warrants to purchase common stock offset by the repayment of convertible debt, including an early prepayment fee, of $339,131. The Company also received a PPP loan of $34,870 and a minority shareholder advanced the Company $160,000.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Going Concern

The Company’s consolidated financial statements for the six months ended July 31, 2020 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities in the normal course of business. For the six months ended July 31, 2020, the Company generated revenue of $203,814 on which it recorded cost of revenues of $191,876 and a loss from operations of $373,310. Subsequent to January 31, 2020, because of the lack of available cash and the decline in business resulting in part from the effects of the COVID-19 pandemic, the Company has temporarily closed its 4P operations, but 4P continues operations and expects to find new facilities before the end of its fiscal year Successful business operations and its transition to attaining profitability are dependent upon obtaining significant additional financing, generating revenue primarily from its professional services to cover its overhead, developing its products, and obtaining FDA approval to market any product it develops and implementing a marketing program for such products. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of at least one year from the date of these financial statements. Without such financing, the Company may not be able to continue in business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Contracts with Customers

A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and, (iii) we determine that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration

Deferred Revenue

Deferred revenue is a liability related to a revenue producing activity for which revenue has not been recognized. The Company records deferred revenue when it receives consideration from a contract before achieving certain criteria that must be met for revenue to be recognized in accordance with GAAP. As of July 31, 2020 and 2019, the balance of deferred revenue was $27,725 and $-0-.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct prformance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For the Company’s different revenue service types, the performance obligation is satisfied at different times. Our performance obligations include providing products and professional services in the area of research. We recognize product revenue performance obligations in most cases when the product has shipped to the customer. When we perform professional service work, we recognize revenue when we have the right to invoice the customer for the work completed, which typically occurs on a monthly basis for work performed during that month.

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

On April 29, 2019, the Company filed a securities fraud action in the U.S. District Court for the Eastern District of New York against Raymond Kalmar, Paul Murphy, Michelle Polly-Murphy, Advanced Health Brands and TD Therapeutic, Inc. In the complaint the Company alleges that in 2017, the defendants fraudulently and deceitfully obtained 1,250,000 shares of common stock by orchestrating a months-long scheme to defraud the Company. The Company is seeking the return of the shares of common stock and monetary damages resulting from the defendants’ fraudulent conduct. The defendants filed a motion to dismiss the complaint on August 23, 2019, and on September 13, 2019 the Company filed its response. On July 20, 2020, the Court denied the defendant’s motion to dismiss the complaint, and the parties have recently commenced the discovery phase of the litigation. No trial date has been scheduled by the Court.

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

On June 30, 2020, the Company issued 5,000 shares to a consultant for services rendered to the Company. The fair value of the common stock at the date of issuance was $50,000.

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

NUTRIBAND INC.

September 11, 2020	By:	/s/ Gareth Sheridan
Gareth Sheridan, Chief Executive Officer (Principal Executive Officer)

September 11, 2020	By:	/s/ Gerald Goodman
Gerald Goodman, Chief Financial Officer (Principal Financial and Accounting Officer)