Form 10-Q
period 2020-10-31
NutriBand Inc.
filed 2020-12-15
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, was 6,126,447 shares as of December 15, 2020.

NUTRIBAND INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the three and nine months ended October 31, 2020 and 2019 are not necessarily indicative of the results for the entire fiscal year or for any other period.

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
	2020	2020
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$193,392	$10,181
Accounts receivable	90,660	12,833
Inventory	39,209	-
Prepaid expenses	-	20,167
Total Current Assets	323,261	43,181

PROPERTY & EQUIPMENT-net	1,282,440	111,029

OTHER ASSETS:
Goodwill	8,187,196	1,719,235
Right of use asset-net	-	9,610
Intangible assets-net	286,898	314,700

	9,756,534	2,154,574

TOTAL ASSETS	$10,079,795	$2,197,755

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$811,775	$771,931
Derivative liability	-	928,774
Operating lease liability	-	10,050
Deferred revenue	118,017	-
Notes payable-related party	1,500,000	29,067
Finance lease liabilities-current portion	23,809	-
Note payable-current portion	100,000	215,000
Convertible debt- net	-	67,500

Total Current Liabilities	2,553,601	2,022,322

LONG-TERM LIABILITIES:
Note payable-net of current portion	168,419	-
Finance lease liabilities-net of current portion	103,688	-
Total Liabilities	2,825,708	2,022,322

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized; 6,126,509 and 5,441,100 shares issued and outstanding at October 31, 2020 and January 31, 2020, respectively	6,127	5,441
Additional paid-in-capital	16,831,173	9,072,573
Accumulated other comprehensive loss	(304)	(304)
Accumulated deficit	(9,582,909)	(8,902,277)
Total Stockholders’ Equity	7,254,087	175,433

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,079,795	$2,197,755

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the		For the
	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019

Revenue	$391,797	$82,567	$595,611	$351,070

Costs and expenses:
Cost of revenues	228,772	106,126	420,648	422,879
Selling, general and administrative expenses	203,976	307,015	589,224	1,281,538
Total Costs and Expenses	432,748	413,141	1,009,872	1,704,417

Loss from operations	(40,951)	(330,574)	(414,261)	(1,353,347)

Other income (expense)
Loss on extinguishment of debt	-	-	(12,500)	-
Early prepayment fee on convertible debentures	-	-	(69,131)	-
Derivative expense	-	(352,136)	-	(352,136)
Gain (loss) on change of fair value of derivative	-	(70,150)	22,096	(70,150)
Interest expense	(1,618)	(414)	(206,836)	(1,559)
Total other expense	(1,618)	(422,700)	(266,371)	(423,845)

Loss before provision for income taxes	(42,569)	(753,274)	(680,632)	(1,777,192)

Provision for income taxes	-	-	-	-

Net loss	$(42,569)	$(753,274)	$(680,632)	$(1,777,192)

Net loss per share of common stock-basic and diluted	$(0.01)	$(0.14)	$(0.12)	$(0.33)

Weighted average shares of common stock outstanding - basic and diluted	5,651,180	5,423,956	5,636,798	5,265,406

Other Comprehensive Loss:

Net loss	$(42,569)	$(753,274)	$(680,632)	$(1,777,192)

Foreign currency translation adjustment	-	-	-	(252)

Total Comprehensive Loss	$(42,569)	$(753,274)	$(680,632)	$(1,777,444)

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended October 31, 2019

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated
	Total	shares	Amount	Capital	Income(Loss)	Deficit
Balance, February 1, 2019	$2,404,612	5,423,956	$5,424	$8,579,890	$(52)	$(6,180,650)

Issuance of warrants for services	252,700	-	-	252,700	-	-

Relative fair value of warrants issued with debt	193,434	-	-	193,434	-	-

Foreign currency translation adjustment	(252)	-	-	-	(252)	-

Net loss for the nine months ended October 31, 2019	(1,777,192)	-	-	-	-	(1,777,192)

Balance, October 31, 2019	$1,073,302	5,423,956	$5,424	$9,026,024	$(304)	$(7,957,842)

Nine Months Ended October 31, 2020

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated
	Total	shares	Amount	Capital	Income(Loss)	Deficit
Balance, February 1, 2020	$175,433	5,441,100	$5,441	$9,072,573	$(304)	$(8,902,277)

Issuance of common stock for services	50,000	5,000	5	49,995	-	-

Sale of common stock for cash	515,108	46,828	47	515,061	-	-

Conversion of debt for common stock	287,500	25,000	25	287,475	-	-

Reclass of warrants from liability to equity	906,678	-	-	906,678	-	-

Issuance of common stock for acquisition	6,000,000	608,581	609	5,999,391	-	-

Net loss for the nine months ended October 31, 2020	(680,632)	-	-	-	-	(680,632)

Balance, October 31, 2020	$7,254,087	6,126,509	$6,127	$16,831,173	$(304)	$(9,582,909)

Three Months Ended October 31, 2019

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated
	Total	shares	Amount	Capital	Income(Loss)	Deficit
Balance, August 1, 2019	$1,633,142	5,423,956	$5,424	$8,832,590	$(304)	$(7,204,568)

Relative fair value of warrants issued with debt	193,434	-	-	193,434	-	-

Net loss for the three months ended October 31, 2019	(753,274)	-	-	-	-	(753,274)

Balance, October 31, 2019	$1,073,302	5,423,956	$5,424	$9,026,024	$(304)	$(7,957,842)

Three Months Ended October 31, 2020

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated
	Total	shares	Amount	Capital	Income(Loss)	Deficit
Balance, August 1, 2020	$1,296,656	5,517,928	$5,518	$10,831,782	$(304)	$(9,540,340)

Issuance of common stock for acquisition	6,000,000	608,581	$609	$5,999,391	-	-

Net loss for the three months ended October 31, 2020	(42,569)	-	-	-	-	(42,569)

	-	-	-	-	-	-

Balance, October 31, 2020	$7,254,087	6,126,509	$6,127	$16,831,173	$(304)	$(9,582,909)

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	October 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(680,632)	$(1,777,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of the Company by related party	3,628	-
Depreciation and amortization	83,562	54,140
Derivative expense	-	352,136
Amortization of debt discount	202,500	-
(Gain) loss on change in fair value of derivative	(22,096)	70,150
Early prepayment fee on convertible debentures	69,131	-
Amortization of right of use asset	9,610	14,413
Loss on extinguishment of debt	12,500	-
Stock-based compensation	50,000	252,700
Changes in operating assets and liabilities:
Accounts receivable	(76,066)	(58,901)
Inventory	3,404	-
Prepaid expenses	20,167	8,808
Deferred revenue	91,166	(71,225)
Operating lease liability	(10,050)	(13,921)
Accounts payable and accrued expenses	29,267	391,961
Net Cash Used In Operating Activities	(213,909)	(776,931)

Cash flows from investing activities:
Cash received from acquisition	66,994	-

Cash flows from financing activities:
Proceeds from sale of common stock	515,108	-
Proceeds from notes payable	194,870	150,000
Payment of notes payable	(5,635)
Proceeds from sale of convertible debt and warrants	-	250,000
Payment on finance leases	(2,391)	-
Payment on convertible debt	(339,131)	-
Proceeds from related parties	11,567	4,250
Payment of related party payables	(44,262)	(4,250)
Net Cash Provided by Financing Activities	330,126	400,000

Effect of exchange rate on cash	-	(252)

Net change in cash	183,211	(377,183)

Cash and cash equivalents - Beginning of period	10,181	474,653

Cash and cash equivalents - End of period	$193,392	$97,470

Supplementary information:

Cash paid for:
Interest	$7,488	$-

Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common stock issued for settlement of notes payable	$287,500	$-

Derivative liability warrant reclassed to equity	$906,678	$-

Common stock and note payable issued in acquisition	$7,500,000	$-

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Nine Months Ended October 31, 2020 and 2019

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

With the acquisition of 4P Therapeutics, 4P Therapeutics’ drug development business became one of the Company’s principal businesses. The Company’s approach is to use generic drugs that are off patent and incorporate them into the Company’s transdermal drug delivery system. Although these medications have received FDA approval in oral or injectable form, the Company needs to conduct a transdermal product development program which will include the preclinical and clinical trials that are necessary to receive FDA approval before the Company can market any pharmaceutical transdermal products.

On August 25, 2020, the Company formed Pocono Pharmaceuticals Inc. (“Pocono”), a wholly owned subsidiary of the Company. On August 31, 2020, the Company acquired certain assets and liabilities associated with the Transdermal, Topical, Cosmetic, and Nutraceutical business of Pocono Coated Products LLC (“PCP”). The net assets were contributed to Pocono. Included in the transaction, the Company also acquired 100% of the membership interests of Active Intelligence LLC (“Active Intelligence”), who became a wholly owned subsidiary of the Company. The purchase price was (i) $6,000,000 paid with the issuance of 608,519 shares in the Company’s common stock of Nutriband at a value of the average price of the previous 90 days at the date of the closing, and (ii) a promissory note of the note of the Company in the principal amount of $1,500,000 which is due upon the earlier of (a) twelve (12) months from issuance or (b) immediately following a capital raise of no less the $4,000,000 and/or a public offering of no less than $4,000,000. See Note 3 for further details of the acquisition.

Pocono is a coated products manufacturing entity that takes advantage of its unique process capabilities and experience. Pocono helps its customers with product design and development along with manufacturing to bring new products to market with minimal capital investment. Pocono’s competitive edge is a low-cost manufacturing base: a result of its unique processes and state of the art material technology. Active Intelligence manufactures activated kinesiology tape. The tape has transdermal and topical properties. This tape is used same as traditional kinesiology tape.

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

Going Concern

The Company’s consolidated financial statements for the nine months ended October 31, 2020 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities in the normal course of business. For the nine months ended October 31, 2020, the Company generated revenue of $595,611 on which it recorded cost of revenues of $420,648 and a loss from operations of $414,261. Subsequent to January 31, 2020, because of the lack of available cash and the decline in business resulting in part from the effects of the COVID-19 pandemic, the Company has temporarily closed its operations, and does not expect it will be able to commence operations until it receives substantial funding. Successful business operations and its transition to attaining profitability are dependent upon obtaining significant additional financing, generating revenue primarily from its professional services to cover its overhead, developing its products, and obtaining FDA approval to market any product it develops and implementing a marketing program for such products. These factors raise substantial doubt about ability of the Company to continue as a going concern for a period of at least one year from the date of these financial statements. Without such financing, the Company may not be able to continue in business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The consolidated balance sheet as of October 31, 2020 and the consolidated statements of operations, stockholders’ equity, and cash flows for the periods presented have been prepared by the Company and are unaudited. The consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods pursuant to Rule 8-03 of Regulation S-X, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of January 31, 2020 was derived from audited financial statements of the Company.

Principles of Consolidation

The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. The operations of 4P Therapeutics are included in the Company’s financial statements from the date of acquisition of August 1, 2018 and the operations of Pocono and Active Intelligence are included in the Company’s financial statements from the date of acquisition of September 1, 2020. The wholly owned subsidiaries are as follows:

4P Therapeutics LLC

Pocono Pharmaceuticals Inc. and its wholly owned subsidiary

Active Intelligence LLC

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

The Company’s significant policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2020. There were no significant changes to the accounting policies during the nine months ended October 31, 2020, and the Company does not expect that the adoption of other accounting pronouncements will have a material impact on its financial statements.

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

Revenue Service Types

The following is a description of the Company’s revenue service types, which include professional services and sale of goods:

●	Professional services include contract research and development related services with clients in the life sciences field on an as-needed basis. Deliverables primarily consist of detailed findings and conclusion reports provided to the client for each given research project engaged.

●	Sales revenues are derived from the sale of products. To date, sales related to consumer products sold to the Company’s South Korean distributor and sales related to consumer products sold by Pocono and Active Intelligence. Upon receipt of a purchase order, the Company has the order filled and shipped.

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

Revenue by service type:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Sale of goods	$347,216	$-	$467,986	$142,450
Services	44,581	82,567	127,625	208,620
Total	$391,797	$82,567	$595,611	$351,070

Revenue by geographic location:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
United States	$155,083	$82,567	$238,127	$208,620
Non-United States	236,714	-	357,484	142,450
	$391,797	$82,567	$595,611	$351,070

Accounts receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-applicable accounts. For the nine months ended October 31, 2020 and 2019, the Company recorded no bad debt expense for doubtful accounts related to account receivable.

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

Lab equipment	5-10 years
Furniture, fixtures and equipment	3 years

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. On August 31, 2020, in connection with the Company’s acquisition of certain assets and liabilities of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $6,467,961. As of October 31, 2020, Goodwill amounted to $8,187,196.

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of October 31, 2020, and 2019, there were 141,830 and 133,214 common stock equivalents outstanding, respectively, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value on the balance sheet. The Company uses estimates at fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, when available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The value presented may not represent future fair values and may not be reliable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of October 31, 2020, and January 31, 2020, the Company had a $-0- and $928,774 derivative liability, respectively.

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

3.	ACQUISITION OF BUSINESS

On August 31, 2020, the Company entered into a Purchase Agreement (“Agreement”), with Pocono Coated Products (“PCP”) and Active Intelligence LLC (“Active Intelligence”), pursuant to which (1) PCP agreed to sell the Company certain of the assets and liabilities associated with its Transdermal, Topical, Cosmetic, and Nutraceutical business, including all the equipment, intellectual property and trade secrets, cash balances, receivables, bank accounts and inventory, free and clear of all liens, except for certain lease obligations (the “PCP Segment”), and (2) Active Intelligence agreed to sell the Company 100% of its membership interest (collectively the “Assets”). The net Assets acquired were contributed to Pocono Pharmaceuticals Inc, a newly formed wholly owned subsidiary of the Company. The purchase price for the Assets was (i) $6,000,000 paid with the issuance of 608,519 shares in the Company’s common stock of Nutriband at a value of the average price of the previous 90 days at the date of Closing (the “Shares”), and (ii) a promissory note of the Company in the principal amount of $1,500,000 (the “Note”) which is due upon the earlier of (a) twelve (12) from issuance, or (b) immediately following a capital raise of no less than $4,000,000 and/or a public offering of no less than $4,000,000. Michael Myer, the CEO of PCP, has been elected to the Board of Directors of the Company for period of one year at the annual meeting of shareholders of the Company held in October 2020.

The Agreement provides that it is effective August 31, 2020, on which date the parties also entered into an escrow agreement (the “Escrow Agreement”), with legal counsel serving as the escrow agent, providing for holding of the Note, certificate for the shares, and title to the Assets (held in a special purpose entity controlled by the escrow agent) as collateral security for completion of all closing conditions under the Agreement. On that date, the parties also entered into a security agreement granting PCP a security interest in all proceeds of the Assets held as collateral under the Escrow Agreement.

The purpose of the Company entering into the transaction is to enhance the transdermal products operations of the Company. The PCP Segment was a portion of an existing vendor of Nutriband. Some of the expenses leading up to the acquisition date are related party revenues. The fair value of consideration given was allocated to the net tangible assets acquired. Under U.S. GAAP, both the PCP segment and Active Intelligence were considered to be businesses and, as such, the transaction was accounted for under the acquisition method of accounting.

Details of the net assets acquired are as follows:

Provisional Fair value
Recognized
on
Acquisition
Common stock issued	$6,000,000
Note payable issued	1,500,000
$7,500,000

Cash	66,994
Accounts receivable	1,761
Inventory	42,613
Equipment	1,227,171
Accounts payable and accrued expenses	(10,577)
Deferred revenue	(26,851)
Debt	(269,072)
Net assets acquired	$1,032,039
Goodwill (provisional)	6,467,961
$7,500,000

The following unaudited pro forma condensed financial information presents the combined results of operations of the Company, the PCP segment and Active Intelligence, as if the acquisition occurred as part of the beginning of cash period presented. The unaudited pro forma condensed financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition occurred at the beginning of the period presented and should not be taken as being representation of the future consolidated results of operations of the Company.

	Nine Months Ended
	October 31,
	2020		2019
	As		As
	Reported	Proforma	Reported	Proforma
Net revenue	$595,611	$2,167,208	$351,070	$2,362,122

Net loss	(680,632)	(609,741)	(1,777,192)	(1,540,409)

Loss per common share - basic and diluted	(0.12)	(0.10)	(0.33)	(0.26)

Since the date of acquisition, Pocono had net revenues of $186,917 and incurred a net profit of $30,416.

4.	PROPERTY AND EQUIPMENT

	October 31,	January 31,
	2020	2020
Lab equipment	$1,371,756	$144,585
Furniture, fixtures and equipment	19,643	19,643
	1,391,399	164,228
Less: Accumulated depreciation	(108,959)	(53,199)
Net Property and Equipment	$1,282,440	$111,029

Depreciation expense amounted to $55,760 and 26,338 for the nine months ended October 31, 2020 and 2019, respectively.

5.	NOTES PAYABLE/CONVERTIBLE DEBT

Notes Payable

On March 21, 2020, the Coronavirus Aid Relief and Economic Security Act (“CARES ACT” was enacted. The CARES ACT established the Paycheck Protection Program (“PPP”) which funds small businesses through federally guaranteed loans. Under the PPP, companies are eligible for forgiveness of principal and interest if the proceeds are used for eligible payroll costs, rent and utility costs. On June 17, 2020, the Company’s subsidiary, 4P Therapeutics, was advanced $34,870 under the PPP, all of which was outstanding as of October 31, 2020. The note matures June 17, 2022 and accrues interest at 0.98% per year.

In March 2020, a minority shareholder who had previously made loans of $215,000 as of January 31, 2020, made an additional loan to the Company in the amount of $60,000, increasing the total loans from the stockholder to $275,000. The loans are interest free and due upon demand. On March 27, 2020, the Company issued 25,000 shares of common stock upon reaching a settlement with the noteholder to convert the notes in the principal balance of $275,000. The transaction resulted in a loss on extinguishment of $12,500. In July 2020, the minority shareholder made an additional loan to the Company in the amount of $100,000. The loan is interest free and due upon demand. The loan was outstanding as of October 31, 2020.

Active Intelligence, the Company’s newly acquired subsidiary, entered into an agreement with the Carolina Small Business Development Fund for a line of credit of $160,000 due October 16, 2029 with interest of 5% per year. The loan requires monthly payments of principal and interest of $1,697. As of October 31, 2020, the amount due was $133,549, of which $19,000 is current.

Pocono has two finance leases secured by equipment. The leases mature in 2025 and 2026. The incremental borrowing rate is 5.0%. As of October 31, 2020, the minimum lease payments are as follow:

Years ending	January 31, 2021	$5,953
	January 31, 2022	24,738
	January 31, 2023	26,295
	January 31, 2024	27,948
	January 31, 2025	26,361
	January 31, 2026	16,202
Total		$127,497

Related Party Payable

As of January 31, 2020, the Company owed its chief financial officer and chief operating officer $29,067 from advances made to the Company. During the nine months ended October 31, 2020, the Company’s chief financial officer paid expenses of $3,628 on behalf of the Company, the Company’s chief executive officer and chief operating officer advanced the Company $11,567 and the officers were repaid $44,262. As of October 31, 2020, the amount the officers were fully repaid.

On August 31, 2020, in connection with the Company’s acquisition of Pocono Products LLC, the Company issued to Pocono Coated Products LLC a promissory note in the amount of $1,500,000 with interest accruing at an annual rate of 0.17%, due on August 28, 2021 or immediately following the earlier of a capital raise of no less than $4,000,000 and/or a public offering of no less than $4,000,000. Pocono Coated Products LLC, a relate party, is a shareholder of the Company.

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

The notes are convertible at a conversion price equal to the lesser of (i) the per share price of our common stock offered in a public offering or (ii) the variable conversion price, which is defined as 70% of the lowest trading price of the common stock during the 20 trading days preceding the date of conversion. The conversion price and the percentage of the trading price is subject to downward adjustment in the event the Company fails to comply with the obligations under the notes. The Company has the right to prepay the notes during the 180 days following the issuance of the notes at a premium of 115% of the outstanding principal and interest during the 60 days following the date of issuance of the note, which percentage increases to 125% during the remainder of the 180-day period. The Company is required to pay the notes one business day after the closing of the first to occur of (a) the next public offering of the Company’s securities or (b) the next private placement of the Company’s equity or debt securities in which the Borrower received net proceeds of at least $1.0 million, (c) issuance of securities pursuant to an equity line of credit or (d) a financing with a bank or other institutional lender.

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

On March 25, 2020, the Company prepaid the convertible notes in the principal amount of $270,000 from the proceeds of a private placement. The total payments, including a prepayment fee of $69,131 and accrued interest, was $345,565. As a result of the payment of the notes, the derivative liability, which was $928,774 as of January 31, 2020, was reduced to zero. The warrants are no longer a derivative liability based on the notes being paid in full. See Note 6 for further information.

Interest expense for the nine months ended October 31, 2020 including the amortization of the debt discount was $205,900.

6.	INTANGIBLE ASSETS

As of October 31, 2020, and January 31, 2020, intangible assets consisted of intellectual property, customer base and trademarks, net of amortization, as follows:

	October 31,	January 31,
	2020	2020
Customer base	$136,500	$136,500
Intellectual property	234,200	234,200

Total	370,700	370,700

Less: Accumulated amortization	(83,802)	(56,000)

Net Intangible Assets	$286,898	$314,700

The value of the intangible assets, consisting of intellectual property and customer base has been recorded at their fair value by the Company after completing a valuation and are being amortized over a period of ten years. Amortization expense for the nine months ended October 31, 2020 and 2019 was $27,802 and $27,802, respectively.

Estimated Amortization:

Total
Year Ended January 31,
2021	$9,267
2022	37,070
2023	37,070
2024	37,070
2025 and thereafter	166,421
$286,898

7.	DERIVATIVE LIABILITIES

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

October 31, 2020
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

c)	As of January 31, 2020, the Company owed its chief financial officer and chief operating officer $29,067 from advances made to the Company. During the nine months ended October 31, 2020, the Company’s chief financial officer paid expenses of $3,628 on behalf the Company, the Company’s chief executive officer and chief operating officer advanced the Company $11,567 and the officers were repaid $35,195. As of October 31, 2020, the Company owed the officers $-0-.

d)	In connection with the acquisition of the PCP Segment (Note 3), some customer collections and payments for certain expenses had not yet transitioned to Pocono Pharmaceuticals bank accounts and therefore a net balance receivable is due from Pocono Coated Products LLC, a related entity. Pocono Coated Products LLC is a shareholder of Nutriband and is an entity controlled by the family of a Nutriband director. This transition was completed as of October 2020. The transactions included revenue of $121,563, purchase of materials of $70,230, expenses paid of $9,324 and finance payments of $3,307. As of October 31, 2020, Pocono Coated Products LLC owed the Company a net amount of $39,777, comprised of $69,855 of trade accounts receivable and $30,078 in Accounts payable and Accrued expenses on the balance sheet. The PCP Segment was a former vendor of Nutriband and prior to September 1, 2020, these expenses have not been eliminated as intercompany expenses, like they are after the acquisition date. These expenses amounted to $173,310.

9.	STOCKHOLDERS’ EQUITY

Preferred Stock

On January 15, 2016, the board of directors of the Company approved a certificate of amendment to the articles of incorporation and changed the authorized capital stock of the Company to include and authorize 10,000,000 shares of Preferred Stock, par value $0.001 per share.

On May 24, 2019, the board of directors created a series of preferred stock consisting of 2,500,000 shares designated as the Series A Convertible Preferred Stock (“Series A Preferred Stock”). On June 20, 2019, the Series A preferred Stock was terminated, and the 2,500,000 shares were restored to the status of authorized but unissued shares of Preferred Stock, without designation as to series, until such stock is once more designated as part of a particular series by the board of directors.

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

On June 30, 2020, the Company issued 5,000 shares to a consultant for services rendered to the Company. The fair value of the common stock at the date of issuance was $50,000, which is included in selling and general administrative expense for the nine months ended October 31, 2020.

On August 31, 2020, the Company acquired the membership interests in Pocono Coated Products LLC and issued 608,519 shares of its common stock, valued at $6,000,000, and issued a promissory note in the amount of $1,500,000. See Note 3 for further information.

10.	WARRANTS

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company’s common stock issued to non-employees of the Company.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2020	70,000	$18.93	1.53 years	$-

Granted	91,828	12.53	3.00 years	-

Expired/Cancelled	(20,000)	14.00	-	-

Exercised	-	-	-	-

Outstanding-period ending October 31, 2020	141,828	$11.99	2.16 years	$285,000

Exercisable - period ending October 31, 2020	141,828	$11.99	2.16 years	$285,000

As result of the terms of a completed private placement, the warrants to purchase 50,000 shares at the lesser of (i) $20.90 or, (ii) if the Company completes a private offering of its common stock, 110% of the initial public offering price of the Common Stock in the public offering, became a warrant to purchase 95,000 shares at $11 per share, subject to adjustment pursuant to the antidilution provisions of the warrant. The Company recorded a derivative liability for the warrants in the amount of $906,678 and reclassed the derivative liability to additional paid-in capital as of October 31, 2020.

In connection with a private placement in March 2020, the Company issued warrants to purchase 46,828 shares of its common stock at $14 per share. The warrants expire April 30, 2023. (See Note 9).

The following table summarizes additional information relating to the warrants outstanding as of October 31, 2020:

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life(Years)	Exercise Price for Shares Outstanding	Number Exercisable	Exercise Price for Shares Exercisable	Intrinsic Value

$11.00	95,000	2.25	$11.00	95,000	$11.00	$237,500
$14.00	46,828	2.75	$14.00	46,828	$14.00	$-

11.	CONTINGENCIES

Legal Proceedings

On July 27, 2018, the Company commenced an action in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, against Advanced Health Brands, Inc., Raymond Kalmar, Paul Murphy, Michelle Polly-Murphy, Laura Fillman and John Baker, together with a Motion for Temporary Injunction Without Notice and a Motion for Prejudgment Writ of Replevin arising from the Company’s decision to seek to rescind for misrepresentation the agreement by which the Company acquired advanced Health Brands, Inc. for 1,250,000 shares of common stock valued at $2,500,000 and seek return of the shares. On August 2, 2018, the court entered a Temporary Injunction Without Notice and an Order to Show Cause against the defendants. Defendants Kalmar, Murphy, Polly-Murphy, and Baker filed a Motion to Dismiss the Company’s Verified Complaint, Motion to Dissolve Temporary Injunction Without Notice and Response to Order to Show Cause, and Motion to Compel Arbitration. On January 4, 2019, the court dismissed the Company’s complaint with prejudice, and directed the defendants to assign the Company within 30 days, the six patents never duly transferred to the Company. On February 1, 2019, the Company appealed the court’s order. Pursuant to a settlement agreement with one of the defendants, that defendant returned the 50,000 shares which had been issued to her, and the shares were cancelled as of January 31, 2019. On June 7, 2019, the individual defendants (other than the defendant whom the Company has a settlement agreement), filed a motion for sanctions and civil contempt against us, which generally claimed that we failed to comply with the Court’s January 4, 2019 order by refusing to issue the Ruling 144 letters that would allow the defendants to transfer their shares of common stock. On October 29, 2019, the Court denied the Defendants motion. On March 20, 2020, the Florida district court of appeal reversed the lower court ruling in the Florida state court action that dismissed our complaint, with prejudice, and gave us leave to file an amended complaint. On July 7, 2020, Defendants filed Notice for Trial, requesting the court to set a trial date. The Company and defendants have served their first set of interrogatories on each other and have filed answers and responses to each other’s first set of interrogatories.

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

Employment Agreements

The Company has employment agreements with its chief executive officer and chief financial officer dated April 23, 2019 pursuant to which we agree to employ them as chief executive officer and chief financial officer, respectively. The agreement also provides that the Company will include each of them as our nominee for director. The agreements have a term ending on January 31, 2024 and continuing on a year-to-year basis thereafter unless terminated by either party on not less than 30 days’ notice given prior to the expiration of the initial term or one-year extension. Pursuant to the employment agreements at January 31, 2020, the chief executive officer is receiving compensation at an annual rate of $42,000, and chief financial officer is not currently receiving any compensation. Commencing with the month in which the Company has raised at least $2,500,000 from public or private financing of its equity securities, they will each receive salary at the annual rate of $170,000.

The Company has an employment agreement May 16, 2018 with its president pursuant to which the Company employed him as president for a term with no expiration date at annual salary of $60,000, which may be paid in stock or cash. The president serves on a part-time basis.

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

References to “we,” “us,” “our” and words of like import refer to Nutriband Inc. and its subsidiaries unless the context indicates otherwise. Unless the context indicates otherwise, references to 4P Therapeutics relate to the operations of 4P Therapeutics LLC prior to our acquisition of 4P Therapeutics on August 1, 2018 and references to Pocono and Active Intelligence to operations of those companies prior to our acquisition of the PCP segment on August 31, 2020.

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

The Company has no current plans to market our own consumer products. Following the acquisition of Pocono our focus has turned to contract manufacturing primarily in the Asia region with our partner Best Choice Inc. Best Choice Inc. currently works with a number of brands to whom we now provide consulting for and contract manufacturing services. The terms of our distribution agreement with Best Choice dated April 13, 2018 remain in place.

Year 1 minimum sales requirements have been restarted as of April 30, 2020 and the coronavirus impact on Best Choice will be monitored to decide if an allowance will be made again for the next 12-month minimums.

With our acquisition of 4P Therapeutics on August 1, 2018, our focus changed, and we plan to develop, and seek FDA approval on, a number of transdermal pharmaceutical products under development by 4P Therapeutics. As a result of the acquisition of 4P Therapeutics, we have a pipeline of potential products.

4P Therapeutics has not generated any revenue from any of its products under development. Rather, prior to our acquisition, 4P Therapeutics generated revenue to provide cash for its operations through contract research and development and related services for a small number of clients in the life sciences field on an as-needed basis. We are, for the near term, continuing this activity, although we do not anticipate that it will generate significant revenues or gross margin. Currently, there are no long-term contractual obligations for us, and either party can terminate the engagement at any time. During the nine months ended October 31, 2020, we experienced a significant decline in revenue from 4P Therapeutics’ largest customer, as a result of which our revenue from 4P Therapeutics was $127,625. 4P Therapeutics continues to operate and is currently working on a research agreement. 4P expects to execute a new lease in 2020 and to continue working on contracts with former customers. Our revenue from our South Korean distributor for the nine months ended October 31, 2020 was $357,484. Our cost of revenue for the nine months ended October 31, 2020 was $249,725. The Company expects the revenue from the South Korean distributor to increase substantially during the balance of the Company’s fiscal year. The Company also had revenue of $110,502 from the sale of transdermal patches from Pocono.

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

On August 25, 2020, the Company formed Pocono Pharmaceuticals Inc.(“Pocono”), a wholly owned subsidiary of the Company. Effective August 31, 2020, the Company entered into a Purchase Agreement (“Agreement”) with Pocono Coated Products (“PCP”), the manufacturer of the Company’s transdermal products, pursuant to which PCP agreed to sell the Company certain of the assets and liabilities associated with its Transdermal, Topical, Cosmetic and Nutraceutical business (the “Business”), including all related equipment, intellectual property and trade secrets, cash balances, receivables, bank accounts and inventory. The net assets were contributed to Pocono. Included in the transaction, the Company acquired 100% of the membership interests of Active Intelligence LLC (“Active Intelligence”). The purchase price for the assets of the Business is (i) $6,000,000 paid in 608,519 shares of the Company’s common stock, based on the average price for the Company’s common stock for the previous 90 days as of the date of Closing (the “Shares”); (ii) a promissory note of the Company in the principal amount of $1,500,000, which is due upon the earlier of (a) twelve (12) months from issuance, or (b) immediately following a capital raise of no less than $4,000,000 and/or a public offering of no less than $4,000,000.

Michael Myers, the CEO of PCP, was elected to the Board of Directors of the Company at the annual meeting of shareholders of the Company held November 12, 2020.

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

Results of Operations

Three Months Ended October 31, 2020 and 2019

For the three months ended October 31, 2020, we generated revenue of $391,787 and our costs of revenues were $228,772, resulting in a gross profit of $163,015. For the three months ended October 31, 2019, we generated revenue of $82,567 and our cost of revenue was $106,126 resulting in negative gross profit of $23,359. We commenced generating revenues during the third quarter of 2018. Our revenue for the three months ended 2020 was derived from three sources – a continuation of research and development contracts of the type that 4P Therapeutics performed prior to our acquisition, which accounted for $ 44,581, sales of our consumer transdermal product to our South Korean distributor, which accounted for $236,714, which our distributor purchased for its preliminary marketing efforts since the product has not obtained regulatory approval for retail sales in South Korea, and sales of transdermal from our recent acquisition of $110,502. We anticipate that all of our revenue for the quarter ended January 31, 2021 will be generated from research and development contracts and sales of our consumer transdermal products. Our cost of revenue was $26,491 for our research and development contracts and $202,279 for the consumer patches. Since we do not have the funds for the development of our lead product, the 4P Therapeutics fixed costs are allocated to the contract services that we perform for clients. The Company moved from their 4P facilities, and many of the prior costs relating to the facility were not incurred. However, this resulted in our operations continuing to show a negative gross profit for the three months ended October 31, 2020.

For the three months ended October 31, 2020 our selling, general and administrative expenses were $203,976, primarily legal, accounting and payroll expense, compared to $307,015 in the three months ended October 31, 2019. The decrease from 2019 is primarily due to a decrease in payroll related expenses and non-cash compensation and decreases in legal fees during the three months.

As a result of the foregoing, we sustained a net loss of $42,569, or $(0.01) per share (basic and diluted) for the three months ended October 31, 2020, compared with a loss of $753,274 or $(0.14) per share (basic and diluted) for the three months ended October 31, 2019.

Nine Months Ended October 31, 2020 and 2019

For the nine months ended October 31, 2020, we generated revenue of $595,611 and our costs of revenues were $420,648, resulting in gross profit of $174,963. For the nine months ended October 31, 2019, we generated revenue of $351,070 and our cost of revenue was $422,879 resulting in negative gross profit of $71,809. We commenced generating revenues during the third quarter of 2018. Our revenue for the nine months ended October 31, 2020 was derived from three sources – (1) a continuation of research and development contracts of the type that 4P Therapeutics performed prior to our acquisition, which accounted for $ 127,625, (2) sales of our consumer transdermal product to our South Korean distributor, which accounted for $357,484 which our distributor purchased for its preliminary marketing efforts since the product has not obtained regulatory approval for retail sales in South Korea, and (3) sales from our recent acquisition of transdermal patches, which accounted for $110,502. We anticipate that all of our revenue for the quarter ended October 31, 2020 will be generated from research and development contracts and sales of our consumer transdermal products. Our cost of revenue was $118,634 for our research and development contracts and $302,014 for the consumer patches. Since we do not have the funds for the development of our lead product, the 4P Therapeutics fixed costs are allocated to the contract services that we perform for clients. The Company moved from their 4P facilities, and many of the prior costs relating to the facility were not incurred.

For the nine months ended October 31, 2020 our selling, general and administrative expenses were $589,224, primarily legal, accounting and payroll expense, compared to $1,281,538 in the nine months ended October 31, 2019. The decrease from 2019 is primarily due to a decrease in payroll related expenses and non-cash compensation and decreases in legal fees during the nine months. Additionally, stock-based compensation was $38,000 for the nine months ended October 31, 2020 and $252,700 for the nine months ended July 31, 2019.

During the nine months ended October 31, 2020, we incurred gain on change in fair value of derivatives of $22,096 in connection with our October 2019 financing in which we raised gross proceeds of $250,000 and net proceeds of approximately $203,000 from the sale of convertible notes and warrants. We had no derivative expense during the nine months ended July 31, 2019.

We incurred interest expense of $206,836 for the nine months ended October 31, 2020 including the amortization of debt discounts of $202,500. We incurred interest expense of $1,559 in the nine months ended October 31, 2019. The Company also incurred a loss on extinguishment of debt of $12,500 in connection with conversion of debt to equity and a $69,131 early prepayment fee on the repayment of convertible debentures during the nine months ended October 31, 2020.

As a result of the foregoing, we sustained a net loss of $680,632, or $(0.12) per share (basic and diluted) for the nine months ended October 31, 2020, compared with a loss of $1,777,192, or $(0.33) per share (basic and diluted) for the nine months ended October 31, 2019.

Liquidity and Capital Resources

As of October 31, 2020, we had $193,392 in cash and cash equivalents and a working capital deficiency of $2,230,240, as compared with cash and cash equivalents of $10,181 and working capital deficiency of $1,979,141 as of January 31, 2020. In March 2020, the Company repaid the convertible debt that the Company received in October 2019. The total payments, including a prepayment fee of $69,131 and accrued interest, was $345,565. In May 2019, the Company completed a private placement and received proceeds of $515,108. The increase in our working capital deficiency is primarily due to the issuance of a $1,500,000 note due in August 2021 in connection with the Company’s recent acquisition.

For the nine months ended October 31, 2020, we used cash of $213,909 in our operations. The principal adjustments to our net loss of $680,632 were amortization of debt discount of $202,500, depreciation and amortization of $83,562, and loss on extinguishment of debt and early prepayment fee on convertible debentures of $81,631 offset by a gain on change in fair value of derivative of $22,096.

For the nine months ended October 31, 2020, we had cash flows of $330,126 from financing activities, primarily $515,108 from gross proceeds from the sale of Units consisting of shares of common stock and warrants to purchase common stock offset by the repayment of convertible debt, including an early prepayment fee, of $339,131. The Company also received a PPP loan of $34,870 and a minority shareholder advanced the Company $160,000.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Going Concern

The Company’s consolidated financial statements for the nine months ended October 31, 2020 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities in the normal course of business. For the nine months ended October 31, 2020, the Company generated revenue of $595,611 on which it recorded cost of revenues of $420,648 and a loss from operations of $414,261. Subsequent to January 31, 2020, because of the lack of available cash and the decline in business resulting in part from the effects of the COVID-19 pandemic, the Company has temporarily closed its 4P facility, but 4P continues operations and expects to find new facilities before the end of its fiscal year Successful business operations and its transition to attaining profitability are dependent upon obtaining significant additional financing, generating revenue primarily from its professional services to cover its overhead, developing its products, and obtaining FDA approval to market any product it develops and implementing a marketing program for such products. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of at least one year from the date of these financial statements. Without such financing, the Company may not be able to continue in business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Deferred revenue is a liability related to a revenue producing activity for which revenue has not been recognized. The Company records deferred revenue when it receives consideration from a contract before achieving certain criteria that must be met for revenue to be recognized in accordance with GAAP. As of October 31, 2020, and January 31, 2020, the balance of deferred revenue was $118,017 and $—0-.

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

UPDATE

ITEM 1.	LEGAL PROCEEDINGS

On July 27, 2018, we commenced an action in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, against Advanced Health Brands, Inc., Raymond Kalmar, Paul Murphy, Michelle Polly-Murphy, Laura Fillman and John Baker, together with a Motion for Temporary Injunction Without Notice and a Motion for Prejudgment Writ of Replevin arising from our decision to seek to rescind for misrepresentation the agreement by which we acquired advanced Health Brands, Inc. for 1,250,000 shares of common stock valued at $2,500,000 and seek return of the shares. On August 2, 2018, the court entered a Temporary Injunction Without Notice and an Order to Show Cause against the defendants. Defendants Kalmar, Murphy, Polly-Murphy, and Baker filed a Motion to Dismiss our Verified Complaint, Motion to Dissolve Temporary Injunction Without Notice and Response to Order to Show Cause, and Motion to Compel Arbitration. On January 4, 2019, the court dismissed our complaint with prejudice, and directed the defendants to assign to us within 30 days, the six patents never duly transferred to us. On February 1, 2019, we appealed the court’s order. Pursuant to a settlement agreement with one of the defendants, that defendant returned the 50,000 shares which had been issued to her, and the shares were cancelled as of January 31, 2019. On June 7, 2019, the individual defendants (other than the defendant whom we have a settlement agreement), filed a motion for sanctions and civil contempt against us, which generally claimed that we failed to comply with the Court’s January 4, 2019 order by refusing to issue the Ruling 144 letters that would allow the defendants to transfer their shares of common stock. On October 29, 2019, the Court denied the defendants motion. On March 20, 2020, the Florida district court of appeal reversed the lower court ruling in the Florida state court action that dismissed our complaint with prejudice, and gave us leave to file an amended complaint. On July 7, 2020, Defendants filed Notice for Trial, requesting the court to set a trial date. The Company and defendants have served their first set of interrogatories on each other and have filed answers and responses to each other’s first set of interrogatories.

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

Our business is the development of transdermal systems for the delivery of pharmaceuticals. The development of pharmaceutical products is highly cash intensive, and many early stage drug development companies are unable to raise sufficient cash to complete the development and testing of their products and obtain regulatory approval, with the result that they either obtain funding on very unfavorable terms, cease to conduct business or sell or license their intellectual property on unfavorable terms. As of October 31, 2020, we had $193,392 in cash and cash equivalents and a working capital deficiency of $2,230,240, as compared with cash and cash equivalents of $10,181 and working capital deficiency of $1,979,141 as of January 31, 2020. Because of the absence of any significant financing, we have suspended our development activities relating to our transdermal pharmaceutical products. Because of the anticipated lack of revenues until we have an approved product that we can market and the time required to obtain FDA approval, which can take many years, we must rely on our ability to raise money in the private or public equity market or enter into a joint venture relationship with a company that has the funds, the willingness and the ability to fund or obtain funds for the project that is the subject of the joint venture. In March 2020, we withdrew a registration statement relating to a proposed public offering. If we are able to raise funds or enter into a joint venture, it is likely that the term will not be favorable to us. We cannot assure you that we will be able to raise funds in a public or private financing or a joint venture, and, if we are unable to do so, we may cease operations.

We are dependent on obtaining additional financing to enable us to pay off debt and to resume our product development operations.

Our continued operations are substantially dependent on our ability to obtain additional financing to pay off substantial debt incurred in our August 31, 2020 acquisition of Pocono Coated Products, LLC and to provide us with the ability to resume product development operations and continue to finance our current operations and generate growth in our revenues.

Our business is impacted by the following additional key risks:

●	Our business could be adversely affected by the effects of health pandemics or epidemics, including the recent outbreak of COVID-19, which was declared by the World Health Organization as a global pandemic, and is resulting in travel and other restrictions to reduce the spread of the disease, including state and local orders across the country, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. The effects of these orders, government-imposed quarantines and measures we would take, such as work-from-home policies, may negatively impact productivity, disrupt our business and could delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition. Further, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which could disrupt our supply chain.

●	The FDA regulatory process may take longer and be more expensive than we anticipate without any assurance that we will obtain FDA approval.

●	If we are not able to obtain FDA approval for our lead product, we may not have the resources to develop any other product, and we may not be able to continue in business.

●	We may not be able to launch any products for which we receive FDA marketing approval.

●	We may not be able to establish a distribution network for the marketing and sale of any products for which we receive FDA approval.

●	We may not be able to establish manufacturing facilities in compliance with FDA good manufacturing practices or to enter into manufacturing agreements for the manufacture of our products in an FDA approved manufacturing facility.

●	It may be necessary to us to enter into a joint venture or other strategic relationship in order to develop, perform clinical testing for, manufacture or market any of our proposed products. We may not be able to enter into such a relationship, and any relationship may not be successful, and the other party may have business interests and priorities that are different from ours.

●	We are party to a settlement agreement with the SEC resulting from statements in our SEC filings that did not accurately reflect the FDA’s jurisdiction over our consumer products and did not disclose that we could not legally market these products in the United States. The settlement included a cease-and-desist order against violating the provisions of the Securities Exchange Act which require us to file accurate registration statements and annual reports with the SEC. Our failure to comply with our obligations under the settlement agreement could result in enforcement proceedings against us or our officers.

●	We may not be able to protect our rights in our intellectual property, and we may be subject to intellectual property litigation which would be expensive and disruptive of our operations even if we eventually prevail on the merits.

●	Unanticipated side effects or other adverse events resulting from the use of our product could require a recall of our products and, even if no recall is required, our reputation could be impaired by side effects.

●	We may not be able to evaluate potential acquisition candidates, with the result that we may not be able to benefit from the acquisition or integrate the acquired business with our business. We have recently incurred an impairment charge as a result of an acquisition when the intellectual property assets of the acquired company were not as represented. We cannot assure you that we will not incur similar or other problems with any future acquisitions.

●	We may fail to comply with all applicable laws and regulations relating to our product. We may have to change or adapt our operations in the event of changes in national, regional and local government regulations, taxation, controls and political and economic developments that affect our products and the market for our products;

●	We may be unable to accurately estimate anticipated expenses, capital requirements and needs for additional financing;

●	Best Choice or any other international distributor of our products may fail to comply with applicable laws;

●	Best Choice or any other international distributor of our products may not be able to obtain any necessary regulatory approval necessary to market our product or, if they are able to obtain regulatory approval, they may not be successful in marketing our products;

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 5.	OTHER INFORMATION.

On November 12, 2020, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”). The record date for stockholders entitled to notice of, and to vote at, the Annual Meeting was September 28, 2020. At the close of business on that date, the Company had 6,126,447 shares of common stock issued and outstanding and entitled to be voted at the Annual Meeting.  The proposal to elect nine (9) directors is described in more detail in the Company’s definitive proxy statement filed with the U.S. Securities and Exchange Commission on October 9, 2020. The final voting results were as follows:

Election of Directors

The Company’s stockholders elected the following nine directors to serve for a term expiring at the 2021 Annual Meeting. The voting results are set forth below.

	Votes For	Votes Against	Votes Abstained	Broker Non-Vote
Gareth Sheridan	3,661,296	-0-	-0-	-0-
Sean Gallagher	3,661,296	-0-	-0-	-0-
Serguei Melnik	3,661,296	-0-	-0-	-0-
Michael Myer	3,661,296	-0-	-0-	-0-
Radu Bujoreanu	3,661,296	-0-	-0-	-0-
Steven P. Damon	3,661,296	-0-	-0-	-0-
Vsevolod Grigore	3,661,296	-0-	-0-	-0-
Mark Hamilton	3,661,296	-0-	-0-	-0-
Stefan Mancas	3,661,296	-0-	-0-	-0-

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibits
31.1	Section 302 Certificate of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certificate of Chief Executive Officer and Principal Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRIBAND INC.

December 15, 2020	By:	/s/ Gareth Sheridan
Gareth Sheridan, Chief Executive Officer (Principal Executive Officer)

December 15, 2020	By:	/s/ Gerald Goodman
Gerald Goodman, Chief Financial Officer (Principal Financial and Accounting Officer)