Form 10-K
period 2021-01-31
NutriBand Inc.
filed 2021-04-02
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $ 32,761,773 as of July 31, 2020.

As of April 1, 2021, the registrant had 6,356,269 shares of common stock outstanding.

References to “we,” “us,” “our” and words of like import refer to us and our subsidiaries, including 4P Therapeutics LLC following our acquisition of 4P Therapeutics on August 1, 2018, and the acquisition of Pocono Pharmaceuticals Inc. unless the context indicates otherwise. References to 4P Therapeutics and Pocono refer to the business and operations of 4P Therapeutics and Pocono prior to our acquisition unless the context indicates otherwise.

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

- ii -

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

- iii -

PART I

ITEM 1. BUSINESS

Our Business

Our primary business is the development of a portfolio of transdermal pharmaceutical products. Our lead product is our abuse deterrent fentanyl transdermal system which we are developing to provide clinicians and patients with an extended-release transdermal fentanyl product for use in managing chronic pain requiring around the clock opioid therapy combined with our AVERSA® technology which we plan to show can reduce the abuse and misuse of fentanyl patches. We believe that AVERSA® can be broadly applied to various transdermal products and our strategy is to follow the development of our abuse deterrent fentanyl transdermal system with the development of additional transdermal prescription products for pharmaceuticals that have risks or a history of abuse. In addition, we are developing a portfolio of transdermal pharmaceutical products to deliver commercially available drugs or biologics that are typically delivered by injection but with the potential to improve compliance and therapeutic outcomes.

Because of our financial position, we have put our development efforts with respect to these products on hold, and our only business is the performance of contract manufacturing and R&D services. The description of our business in this annual report is based on our ability to raise significant financing or enter into a joint venture agreement with a third party that has the financial ability to fund the joint venture’s operations. We cannot assure you that we will be able to obtain necessary financing or enter into a joint venture agreement on reasonable, if any, terms for the development of our prescription pipeline.

Through July 31, 2018, we had not generated any revenue from our business, which was the development of a range of transdermal consumer patches. Consumer products are products that can be sold over-the-counter and do not require a prescription. Most transdermal patches are considered drugs in the United States and cannot be marketed in the United States without approval from the FDA. We have not taken any steps to seek to obtain FDA approval for any of our consumer products, and we have no plans to do so in the near term.

We acquired 4P Therapeutics on August 1, 2018 for $2,250,000 consisting of 62,500 shares of common stock, valued at $1,850,000, cash of $400,000, and a 6% royalty on any revenues we generate or derive from the abuse deterrent intellectual property developed by 4P Therapeutics payable to Steve Damon, who has been one of our directors since April 2018 and who was the sole equity owner of 4P Therapeutics. As a result of the acquisition, the focus of our business has changed from the development and marketing of consumer transdermal products to the development of 4P Therapeutics’ portfolio of pharmaceutical transdermal system, with the lead product being the abuse deterrent fentanyl transdermal system, AVERSA®.

We have received patent protection from the European Patent Office, the patent offices for Japan, Australia and Russia and and the patent office of Mexico has granted a notice of allowance for abuse deterrent transdermal technology patent used in our lead product, an abuse deterrent fentanyl transdermal system. The patent is being prosecuted in the United States and in other countries. The patent applications were filed by 4P Therapeutics prior to our acquisition of 4P Therapeutics and any patents issued in respect of these applications will be in the name of 4P Therapeutics. In addition to applying the technology to developing an abuse deterrent fentanyl transdermal system, we believe that the abuse deterrent patch technology can be applied to other opioids and pain medication patches where there is a risk of abuse and overdose, as well as other transdermal pharmaceuticals where we believe our technology can help prevent abuse or accidental misuse.

Our lead product under development is our abuse deterrent fentanyl transdermal system which we plan to develop to deter the abuse and accidental misuse of fentanyl transdermal patches. Fentanyl is a potent synthetic opioid that is marketed as a transdermal patch for chronic pain management. There are currently a number of generic fentanyl patches on the market but we believe that none of them are abuse deterrent. We believe that our abuse deterrent technology, AVERSA®, containing aversive agents will significantly deter the abuse and accidental misuse of fentanyl from transdermal patches. In 2017, according to a report from the National Institute on Drug Abuse, of the more than 72,000 drug overdose deaths in the United States, nearly 30,000 occurred due to overdoses of fentanyl and fentanyl analogues.

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

Since 4P Therapeutics did not have any products that it can market, its sole source of revenue to date was derived from the performance of contract research and development and other services for a small number of clients in the life sciences field on an as-needed basis to support its ongoing operations. The work varied in nature and includes early stage drug and device preclinical studies, commercial biologic manufacturing support, clinical-regulatory consulting, drug or device clinical studies and formulation/analytical services relating to the chemistry, manufacturing and controls function of drug manufacturing. The current continuing arrangements are varied, from purchase order supported per animal study fees, to hourly rate research and development services, to flat rate contract research and development projects. Neither we nor current clients have any long-term commitments, and either party can terminate at any time. If we raise financing we intend to devote our efforts toward the development and testing of our lead product and other product candidates in our pipeline. However, for the near term, we are looking to perform research and development services for third parties although we do not expect to generate significant revenues from these services.

We have a distribution agreement dated April 13, 2018 with EMI-Korea (Best Choice), Inc., whom we refer to as Best Choice, for marketing in certain regions in Asia. Pursuant to an exclusive distribution agreement, we granted Best Choice exclusive distribution rights for all of our transdermal consumer products in South Korea, Taiwan (the Republic of China), the People’s Republic of China and South Asia. We currently have no plans to market our own products in these regions and following our acquisition of Pocono Pharma we are primarily focused on contract manufacturing services for Best Choice and its partners. Best Choice is responsible for complying with all applicable regulations.

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

Acquisition of Pocono Coated Products

Effective August 31, 2020, the Company acquired from Pocono Coated Products (“PCP”), pursuant to which PCP agreed to sell the Company certain of the assets and liabilities associated with its Transdermal, Topical, Cosmetic and Nutraceutical business. Included in the transaction, the Company acquired 100% of the membership interests of Active Intelligence LLC. The purchase price for the acquired assets was (i) $6,085,180 paid in shares of the Company’s common stock of Nutriband at a value of the average price of the previous 90 days at the date of Closing equal to 608,519 shares; (ii) a promissory note of the Company in the principal amount of $1,500,000, which is due upon the earlier of (a) twelve (12) months from issuance, or (b) immediately following a capital raise of not less than $4,000,000 and/or a public offering of no less than $4,000,000

Our Organization

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

Effects of the COVID-19 Pandemic

Our business may be affected by the COVID-19 pandemic and the response to the pandemic. Factors which may affect our business include, but are not limited to, the following:

●	Our ability to raise financing for our operations and to enter into a joint venture agreement may be affected by both the willingness and ability of potential financing sources and potential joint venture partners to invest in an undercapitalized business, particularly at a time when the potential financing source or joint venture partner may need to devote its resources to existing portfolio companies or joint ventures which may be in need of financing decision by investors who would invest in early stage pharmaceutical companies to limit their financing efforts to companies that are dealing with products or services related to COVID-19 diagnosis or treatment.

●	The decision by investors who would invest in early stage pharmaceutical companies to limit their financing efforts to companies that are dealing with products or services related to COVID-19 diagnosis or treatment.

●	The effect of recent stock market declines on the willingness of investors to make an investment in our securities.

●	The financial health of our potential contract service customers.

●	Our ability to perform contract services.

●	Our ability to obtain any goods or services which we may need to perform contract services.

●	The ability of our foreign distributors to obtain regulatory approval, which may be affected by the regulatory agencies giving a low priority to products such as our consumer patches.

●	The financial health of Best Choice.

●	If regulatory approval is obtained in South Korea, the extent to which consumers in South Korea purchase our products.

●	The extent to which the purchase of our consumer products is a low priority item for a population whose disposable income may have decreased as a result of COVID-19 and the steps taken by the South Korean government to curb the spread of infection.

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

We currently have no branded OTC or Consumer products nor do we plan to launch any OTC or Consumer products in the near term as our focus is primarily on our prescription pipeline and contract services offered by both 4P Therapeutics and Pocono Pharma.

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

On December 9, 2020, the Company entered into a License Agreement (the “License Agreement”) with Rambam Med-Tech Ltd., Haifa, Israel (“RamBam”), for us to develop the RAMBAM Closed System Transfer Device (CSTD) the (“Medical Products”). As a part of the transaction with RamBam for the License Agreement, and to assist in the development of the RAMBAM CSTD Device, on March 10, 2021, the Company finalized a Distribution Agreement (“Distribution Agreement”)_with BPM Inno Ltd., Kiryat, Israel (“BPM”), providing for distribution of the Medical Products developed and produced under the License Agreement and a Stock Purchase Agreement (“SPA”), dated December 7, 2020, providing for the purchase by BPM of 81,396 shares of common stock at a price of $8.60 per share, or $700,000. The investment by BPM in our common stock under the SPA was completed on February 26, 2021. Under the Distribution Agreement, BPM has the right to distribute the Medical Products in Israel and has a right of first refusal in relation to all other countries/states, other than United States, Korea, China, Vietnam, Canada and Ecuador, which are termed excluded countries.

Employees

As of January 1, 2021, we had five employees, all of which are officers of the Company, and three of which are full-time and two of which are currently part-time. We also engage one consultant who provides services on a part-time basis. None of our employees is represented by a labor union and we consider our employee relations to be good.

Government Regulation

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

We have received a trademark and Wordmark for the name Nutriband. We have also received a trademark for the name AVERSA® which we use for our abuse deterrent technology.

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

Risks Concerning our Business

Because of a lack of funds, we have suspended our pharmaceutical product development operations.

Our business is the development of transdermal systems for the delivery of pharmaceuticals. The development of pharmaceutical products is highly cash intensive, and many early-stage drug development companies are unable to raise sufficient cash to complete the development and testing of their products and obtain regulatory approval, with the result that they either obtain funding on very unfavorable terms, cease to conduct business or sell or license their intellectual property on unfavorable terms. Because of our lack of cash and the absence of any significant financing, we have suspended our development activities relating to our transdermal pharmaceutical products. Because of the anticipated lack of revenues until we have an approved product that we can market and the time required to obtain FDA approval, which can take many years, we must rely on our ability to raise money in the private or public equity market or enter into a joint venture relationship with a company that has the funds, the willingness and the ability to fund or obtain funds for the project that is the subject of the joint venture. In March 2020, we withdrew a registration statement relating to a proposed public offering. If we are able to raise funds or enter into a joint venture, it is likely that the term will not be favorable to us. We cannot assure you that we will be able to raise funds in a public or private financing or a joint venture, and, if we are unable to do so, we may cease operations.

Because we are an early-stage company with minimal revenue and a history of losses and we expect to continue to incur substantial losses for the foreseeable future, we cannot assure you that we can or will be able to operate profitably.

We did not generate any revenue prior to the quarter ended October 31, 2018 and since then, we have incurred losses as, 4P Therapeutics generated only modest revenue from contract research and development services which are not related to our pharmaceutical transdermal patch business. Although we anticipate that, for the near term, we will continue to perform research and development services for third parties, we do not expect to generate significant revenue from performing contract research and development services for our clients and we have generated losses from operations from this business. During the year ended January 31, 2021, we experienced a significant decline in revenue from 4P Therapeutics’ largest customer. We generated negative cash flow from operations for the years ended January 31, 2021 and 2020. We are subject to the risks common to start-up, pre-revenue enterprises, including, among other factors, undercapitalization, cash shortages, limitations with respect to personnel, financial and other resources and lack of revenues. Drug development companies typically incur substantial losses during the product development and FDA testing phase of the business and do not generate revenues until after the drug has received FDA approval, which cannot be assured, and until the company has started to sell the product. We can give no assurance that we can or will ever be successful in achieving profitability and the likelihood of our success must be considered in light of our early stage of operations. We cannot assure you that we will be able to operate profitably or generate positive cash flow. If we cannot achieve profitability, we may be forced to cease operations and you may suffer a total loss of your investment.

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

Our failure to develop our abuse deterrent fentanyl transdermal system will harm our business.

Our lead product is our abuse deterrent fentanyl transdermal system, and we are devoting our resources primarily to developing this product, and, if we complete the development of this product, we will conduct the clinical trials necessary to enable us to obtain FDA approval and to market the product. If we are not able to obtain necessary financing to develop, obtain FDA marketing approval and market this product successfully, we may not have the resources to develop additional products..

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

Our ability to generate revenues from our planned pharmaceutical products depends on the clinical and commercial success of our abuse deterrent fentanyl transdermal system and our other product candidates and failure to achieve such success will negatively impact our business.

The clinical and commercial success of our pharmaceutical product candidates depends on a number of factors, many of which are beyond our control, including:

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

Since we do not have commercial drug manufacturing capability, if we are unable to establish manufacturing facilities, we may have to enter into a manufacturing agreement with a manufacturer that has been approved by the FDA.

Any commercial manufacturer of our products and the manufacturing facilities where we make our commercial products will be subject to FDA approval. Part of the process of seeking FDA approval to market our products is the FDA’s approval of the manufacturing process and facility. Although we recently added certain manufacturing capabilities through our acquisition of Pocono, the establishment of a manufacturing facility at the level required for prescription medication’s is very costly, and, unless we obtain funding for that purpose, it would be necessary for us to engage a third party who has experience is manufacturing transdermal patches for FDA approved products. By relying on a third-party manufacturer, we will be dependent upon the manufacturer, whose interests may be different from ours. Any third-party contract manufacturer will be responsible for quality control and for meeting our requirements. If the manufacturer does not meet our quality standards and delivers products that do not meet our specifications, we may both incur liability for breach of our warranty to our customer, as well as liability for any damage, including death, that may result from the use, abuse or accidental misuse of the product. Regardless of whether we are able to make a claim against the manufacturer, our reputation may be impaired and we may lose business as a result. Further, the contract manufacturer may have other customers and may allocate its resources based on the contract manufacturer’s interest rather than our interest. Furthermore, we may not be able to assure ourselves that we will get favorable pricing. We have previously had problems with our manufacturer of our consumer over-the-counter transdermal patches, and we cannot assure you that we will not have the same, similar or other problems with the manufacturer of our FDA approved products.

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

In addition, in many countries worldwide, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Even if we were to receive approval in the United States, approval by the FDA does not ensure approval by regulatory authorities in other countries. Similarly, approval by one regulatory authority outside the United States would not ensure approval by regulatory authorities in other countries. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of our product candidates by regulatory authorities in foreign jurisdictions, the commercial prospects of those product candidates may be significantly diminished, and our business prospects could be impaired.

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

Fentanyl patches have known side effects and may cause serious or life-threatening breathing problems due to opioid-induced respiratory depression. In addition, taking certain medications with fentanyl may increase the risk of serious or life-threatening breathing problems, sedation or coma. Because of the seriousness of the side effects, fentanyl patches should only be used in accordance labelling approved by the FDA or by the applicable regulatory authorities outside of the United States. Fentanyl patches are only indicated for the treatment of people who are tolerant to opioid medications because they have taken this type of medication for at least one week and should not be used to treat mild or moderate pain, short-term pain, pain after an operation or medical or dental procedure, or pain that can be controlled by medication that is taken on an as-needed basis. Although we will include all warnings on the packaging that are required by the FDA or foreign regulatory authorities, claims may be made against us in the event that death or serious side effects result from the use of our abuse deterrent fentanyl transdermal system, even if prescribed for a patient for whom fentanyl patches should not be prescribed. We cannot assure you that we will not face significant liability as a result of such side effects, and we may not have sufficient product liability insurance to cover any damages that may be assessed against us.

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

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for our technology which is incorporated in our products as well as successfully defending these patents against third-party challenges, should any be brought. 4P Therapeutics originally filed an international patent application under the Patent Cooperation Treaty for worldwide prosecution of the abuse deterrent transdermal technology patent used in our lead product, the abuse deterrent fentanyl transdermal system. The patent is being prosecuted in the United States and in other countries. Although the European Patent Office and the Japan patent office have approved our patent application, we have not yet received any response from the United States Patent and Trademark Office. Our ability to stop third parties from making, using, selling, offering to sell or importing products utilizing our proprietary or patented technology is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We cannot assure you that a patent will be granted in the United States or in any country in which the patent is being prosecuted. The patent positions of pharmaceutical and biopharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in biopharmaceutical patents has emerged to date in the United States. The biopharmaceutical patent situation outside the United States varies from country to country and is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in any patents we may be granted. Further, if any patents are granted and are subsequently deemed invalid and unenforceable, it could impact our ability to license our technology and, as noted previously, fend off competitive challenges. Patent litigation is very expensive, and we may not have sufficient funds to defend our proprietary technology from infringement, either as a plaintiff in an action seeking to stop infringers from using our technology, or as a defendant in an action against us alleging infringement by us.

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

We have no current plans regarding the marketing of our own consumer products.

We do not currently sell or market our own branded consumer transdermal products directly, and have no such plans to do so. We cannot market our consumer transdermal patch products in the United States without first obtaining FDA approval. We do not plan to seek FDA approval or market our own branded products in the United States at this time. Following our acquisition of Pocono, our core focus is on contract manufacturing and consulting for third party brands primarily in Asia.

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

Our future success depends, to a significant extent, on our ability to attract, train and retain key management, technical, regulatory and financial personnel. Recruiting and retaining capable personnel with experience in pharmaceutical product development is vital to our success. There is substantial competition for qualified personnel, and competition is likely to increase. We cannot assure you we will be able to attract or retain the personnel we require. Our financial condition is likely to impair our ability to attract qualified candidates. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected.

Risks Concerning our Securities

The market price for our common stock may be volatile and your investment in our common stock could suffer a decline in value.

The trading volume in our stock is low, which may result in volatility in our stock price. As a result, any reported prices may not reflect the price at which you would be able to sell shares of common stock if you want to sell any shares you own or buy if you wish to buy shares. Further, stocks with a low trading volume may be more subject to manipulation than a stock that has a significant public float and is actively traded. The price of our stock may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following, in addition to the risks described above and general market and economic conditions:

●	the market’s reaction to the offering, our financial condition and the general perception of our ability to raise necessary funding or enter into a joint venture or partnering arrangement, given the economic environment resulting from the COVID-19 pandemic, as well as its perception of the possible terms of any financing or joint venture;

●	the market’s perception as to our ability to generate positive cash flow or earnings;

●	changes in our or any securities analysts’ estimate of our financial performance;

●	the perception of our ability to raise the necessary financing to complete the product development activities including preclinical and clinical testing required for FDA approval and our ability to generate revenue and cash flow from our products;

●	the anticipated or actual results of our operations;

●	changes in market valuations of other companies in our industry;

●	litigation or changes in regulations and insurance company reimbursement policies affecting prescription drugs;

●	concern that our internal controls are ineffective;

●	any discrepancy between anticipated or projected results and actual results of our operations;

●	actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price; and

●	other factors not within our control.

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

On May 22, 2017, we entered into an agreement to acquire Advanced Health Brands, which held six provisional patents for transdermal products. Pursuant to the agreement, we were to issue 1,250,000 shares of common stock, valued at $2,500,000, in exchange for the stock of Advanced Health Brands and a related corporation. In August 2017, when we issued the shares to the Advanced Health Brands stockholders, the Advanced Health Brands stock had not been transferred to us. Although we did not have title to the shares of Advanced Health Brands stock, we treated the transaction as completed and we announced that we had acquired Advanced Health Brands, relying on the stockholders’ obligation to transfer the shares to us. We had appointed two of the Advanced Health Brands stockholders as directors and executive officers. In January 2018, we recognized an impairment loss of $2,500,000 based on both our failure to obtain title to the Advanced Health Brands stock and our conclusion that the provisional patents that were held by Advanced Health Brands did not have any value to us. In December 2018 50,000 shares were returned by one of the defendants. We have commenced legal actions against Advanced Health Brands and its stockholders in Florida and New York. In the Florida action, the court ruled against us. On February 1, 2019, we appealed the court’s order. Pursuant to a settlement agreement with one of the defendants, that defendant returned the 50,000 shares which had been issued to her, and the shares were cancelled as of January 31, 2019. On March 20, 2020, the Florida district court of appeal reversed the lower court ruling in the Florida state court action that dismissed our complaint with prejudice, and gave us leave to file an amended complaint. The New York action was recently commenced against the stockholders of Advanced Health Brands, and the defendants filed a motion to dismiss the action. We cannot assure you that we will prevail in either action, that we will be able recover either the 1,200,000 shares of common stock or any monetary damages from the Advanced Health Brands stockholders or that we will not incur any liability as a result of either our issuance of the shares or our failure to provide the necessary documentation to permit the Advanced Health Brands stockholders to sell their shares pursuant to Rule 144 or from our treating and announcing the acquisition as completed or based on other claims.

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

We and our senior executive officers settled an SEC investigation, which may affect the market for and the market price of our common stock and our ability to list on a stock exchange.

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

ITEM 2. PROPERTIES

We do not own any real property. We lease a shared office space in Orlando for $ 149 per month. With the office lease, we have access to board rooms, kitchen facilities and administrative support services. We lease manufacturing space in Cherryville, North Carolina, for $4,200 per month under a verbal agreement on a month-to-month basis.

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

As of April 1, 2021 we had approximately 83 holders of record of our common stock. The transfer agent for the common stock is American Stock Transfer & Trust Company, LLC, 6201 15th Ave, Brooklyn, NY 11219, telephone (800) 937-5449.

We do not have any equity plans, except to the extent that our employment agreements with Mr. Gallagher and Dr. Patarick may be deemed equity incentive plans since they give us the right to pay their compensation in shares of common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following information as of January 31, 2021 and 2020, and for years then ended, has been derived from our audited consolidated financial statements which appear elsewhere in this prospectus.

Statement of Operations Information:

	January 31,
	2021	2020
Revenue	$943,702	$370,647
Cost of revenue	582,378	549,107
Selling, general and administrative expenses	2,957,269	1,790,980
Derivative expense	-	767,650
Net (loss)	(2,932,828)	(2,721,627)
Net (loss) per share of common stock (basic and diluted)	$(0.51)	$(0.50)
Weighted average shares of common stock outstanding (basic and diluted)	5,770,944	5,423,956

Balance Sheet Information:

	January 31,
	2021	2020
Current assets	$314,188	$43,181
Working capital deficiency	(2,254,418)	(1,979,141)
Accumulated deficit	(11,835,105)	(8,902,277)
Stockholders’ equity	7,111,946	175,433

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

Through July 31, 2018, our business was the development of a line of consumer and health products that are delivered through a transdermal patch which we plan to sell internationally. Consumer products are products that are sold over the counter and do not require a prescription. Most of our consumer products require FDA approval for sale in the United States, and we have not sought to obtain, and we do not plan to seek to obtain, FDA approval to market these products in the United States at this time. Following our acquisition of Pocono, our focus is primarily now on providing contract manufacturing services and consulting services to 3rd party brands with no intention at this time to launch our own consumer products.

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

On March 25, 2020, we issued in a private placement 46,828 units at a price of $11 per unit. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $14 per share. The warrants expire April 30, 2023. We issued a total of 46,828 shares of common stock and warrants to purchase 46,828 shares of common stock. We received proceeds of $515,113.

On March 25, 2020, we paid off the convertible notes in the principal amount of $270,000 from the proceeds of the private placement. The total payments, including the prepayment penalty and accrued interest, was $345,656. The payment was made from the proceeds of the private placement. As a result of the payment of the notes, the derivative liability, which was $928,774 at January 31, 2020, was reduced to zero. As a result of a completed private placement, the warrants to purchase 50,000 shares at the lesser of (i) $20.90 or, (ii) if the Company completes its public offering of its common stock, 110% of the initial public offering price of the Common Stock in the public offering, became a warrant to purchase 95,000 warrants at $11 per share, subject to adjustment pursuant to the antidilution provisions of the warrant. The Company recorded a derivative liability for the warrants in the amount of $906,678 and reclassed the derivative liability to additional paid-in capital as of January 31, 2021.

In March 2020, a minority stockholder who had previously made loans to us in the total amount of $215,00, made an additional loan to us in the amount of $60,000, increasing the total loans from the stockholder to $275,000. On March 27, 2020, we issued 25,000 shares of common stock upon conversion of the notes.

Pursuant to a Stock Purchase Agreement (“SPA”), dated December 7, 2020, with the Company, BPM Inno Ltd., Kiryat, Israel, purchased 81,396 shares of common stock at a price of $8.60 per share, or $700,000. The transaction was completed at a closing on February 26, 2021.

Results of Operations

Years Ended January 31, 2021 and 2020

For the year ended January 31, 2021, we generated revenue of $943,702 and our costs of revenue were $582,378, resulting in a gross margin of $361.324. For the year ended January 31, 2020, we generated revenue of $370,647 and our costs of revenue were $549,107, resulting in negative gross margin of $178,460. Our revenue for January 31, 2021 was derived from three sources – (1) a continuation of research and development contracts of the type 4P Therapeutics performed prior to our acquisition, which accounted for $206,183, (2) sales of our consumer transdermal product to or South Korean distributor, which accounted for $583,324 which our distributor purchased for its preliminary marketing efforts since the product has not obtained regulatory approval for retail sales in South Korea and (3) sales from our recent acquisition of transdermal patches, which accounted for $154,195. Since we do not have the funds for development of our lead product, the 4P Therapeutics fixed costs are allocated to the contract services that we perform for clients. Our cost of revenue for our contract research and development services represents basically our labor cost plus a modest amount of material costs which we passed on to the client. The Company moved from the 4P facilities, and many of the prior costs relating to the facility were not incurred.

For the year ended January 31, 2021, our selling, general and administrative expenses were $2,957,269 primarily legal, accounting and non-cash compensation expense compared to $1,790,980 for the year ended January 31, 2020.The increase from 2020 is primarily attributable to non-cash compensation to officers and directors of $1,954,875 in 2021 offset by a decrease in professional fees. For the year ended January 31, 2020, $252,700 was stock-based compensation comprised of a warrant granted to Dr. Jeff Patrick, our scientific officer, which expired unexercised, and $120,000 representing the value of shares of common stock issued to our president, Sean Gallagher, and to an entity controlled by Dr. Patrick as compensation for services during the year ended January 31, 2021 pursuant to employment agreements with Mr. Gallagher and Dr. Patrick. The agreements provide for annual compensation of $60,000 to each of them, which may be paid in stock or cash, and the shares were issued for services rendered in the years ended January 31, 2020 and 2019.

During the year ended January 31, 2021, we incurred gain on change in fair value of derivatives of $22,096 in connection with our October 2019 financing in which we raised gross proceeds of $250,000 and net proceeds of approximately $230,000 from the sale of convertible notes and warrants. During the year ended January 31, 2020, we incurred derivative expense $767,650 and a gain on change of fair value of derivatives of $88,876 in connection with the October 2019 financing.

We incurred interest expense of $280,686, primarily from the amortization of debt discounts for the year ended January 31, 2021 as compared to $73,413 for the year ended January 31, 2020.

As a result of the foregoing, we sustained a net loss of $2,932,828 or $(0.51) per share (basic and diluted) for the year ended January 31, 2021, compared with a loss of $2,721,627, or $(0.50) per share (basic and diluted) for the year ended January 31, 2020.

Liquidity and Capital Resources

As of January 31, 2021, we had $151,993 in cash and cash equivalents and a working capital deficiency of $2,254,418, as compared with cash and cash equivalents of $10,181 and working capital deficiency of $1,979,141 as of January 31, 2020. In March 2020, the Company repaid the convertible debt that the Company received in October 2019. The total payments, including a prepayment fee of $69,131 and accrued interest, was $345,565. In May 2020, the Company completed a private placement and received proceeds of $515,108. The increase in our working capital deficiency is primarily due to the issuance of a $1,500,000 note due in August 2021 in connection with the Company’s recent acquisition.

For the year ended January 31, 2021, we used cash of $297,065 in our operations. The principal adjustments to our net loss of $2,932,828 were amortization of debt discount of $272,130, depreciation and amortization of $160,108, and loss on extinguishment of debt and early prepayment fee on convertible debentures of $81,631 offset by a gain on change in fair value of derivative of $22,096 stock-based compensation expense of $2,004,875.

For the year ended January 31, 2021, we had cash flows of $371,873 from financing activities, primarily $515,108 from gross proceeds from the sale of Units consisting of shares of common stock and warrants to purchase common stock offset by the repayment of convertible debt, including an early prepayment fee, of $339,131.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Going Concern

As of January 31, 2021, the Company believes the substantial doubt about going concern has been resolved. The going concern conditions that caused substantial doubt consisted of current year net loss, negative working capital, negative cash flow, and accumulated deficit. Management has implemented plans to alleviate the substantial doubt. These plans include a substantial increase in sales commitments, a decrease in planned overhead expenses, equity funding that has been received and the net revenue and positive cash flow from its recent acquisition. These factors did not exist in prior years during its start-up operations. The Company’s recent history of losses has changed from prior periods due to its current management’s plans including its acquisition in the latter part of 2020 to alleviate the substantial doubt about the Company’s ability to continue as a going concern. Management’s plans have been currently implemented. The plans enable the Company to meet its obligations for at least one year from the date when the financial statements are issued.

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

Deferred Revenue

Deferred revenue is a liability related to a revenue producing activity for which revenue has not been recognized. The Company records deferred revenue when it receives consideration from a contract before achieving certain criteria that must be met for revenue to be recognized in accordance with GAAP. As of January 31, 2021 and 2020, the balance of deferred revenue was $86,846 and $—0-.

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. As of January 31, 2021, Goodwill amounted to $7,529,875.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of January 31, 2021, the end of the period covered by this annual report. The disclosure controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who are two of our three full-time employees. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function, our very limited staff, and our recent acquisition of 4P Therapeutics and Pocono Coated Products, which are principally responsible for our business operations and were privately owned when we acquired them, were not effective as of January 31, 2021, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of January 31, 2021, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements,(iii) a lack of segregation of duties within accounting functions, (iv) inadequate monitoring review controls in accounting for complex transactions. Therefore, our internal controls over financial reporting were not effective as of January 31, 2021.

Management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel, excessive reliance on third party consultants for accounting, financial reporting and related activities, and the lack of any separation of duties. During the past fiscal year, we have added qualified accounting personnel so the Company does not have to rely on third party consultants. The Company has established additional monitoring controls over the financial statements. We have also improved our internal controls to provide for a detailed accounting review of all revenue items, and accounts receivable and payable transactions in connection with the entry and categorization of each transaction in the preparation of the Company’s financial statements. As a result of these improvements, we are confident our financial statements as of January 31, 2021 and for the two years then ended, fairly present in all material respects our financial condition and results of operations for all that reporting period covered by this report.

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

Changes in Internal Control over Financial Reporting.

During the quarterly period ended January 31, 2021, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Set forth below is certain information with respect to our directors and executive officers:

Name	Age	Position
Gareth Sheridan	31	Chief executive officer and director
Sean Gallagher	57	Executive Chairman and director
Serguei Melnik	48	Director
Michael Myer	36	President of Pocono Pharma and Director
Gerald Goodman	73	Chief Financial Officer
Alan Smith, Ph.D.	54	Chief operating officer and president of 4P Therapeutics
Patrick Ryan	35	Chief technical officer
Jeff Patrick, Pharm.D.	50	Chief scientific officer
Larry Dillaha, MD	56	Chief medical officer
Radu Bujoreanu	49	Director
Steven P. Damon	64	Director
Vsevolod Grigore	62	Director
Mark Hamilton	35	Director
Stefan Mancas	43	Director
Tyler Overk	37	President of Active intelligence

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

In 2019 Mr. Sheridan served on the Board of the St. James Hospital foundation, the charitable foundation for Ireland’s largest public hospital. Mr. Sheridan received a B.Sc. in Business and Management from Dublin Institute of Technology in 2012 where he concentrated on international economics, venture creation and entrepreneurship.

Sean Gallagher is an experienced businessman, an inspiring speaker & a highly regarded business writer. He also stood, as an Independent Candidate, and was runner up, in the 2011 Irish Presidential Election. Sean’s notable business ventures include Co Founding and serving as CEO of Clyde Real Estate, Pharmaceutical Directorships and co-founding Ireland’s largest home technology company, Smarthomes. Sean has also served as a investor in popular TV show, Dragon’s Den which is Ireland and UK’s version of popular US TV show Shark tank. Sean qualified with an MBA from the University of Ulster and previously worked with one of Ireland’s Enterprise Agencies and has, over the past 20 years, trained and mentored hundreds of emerging entrepreneurs. He has also served on a number of Irish State Boards including the National Training and Employment Agency (FAS), the North South Trade Body (InterTrade Ireland) and was Chair of the State owned Drogheda Port Company. Mr. Gallagher works for us on a part-time basis.

Michael Myer, who was nominated as a director for election at the November 12, 2020 annual meeting in connection with our acquisition, effective August 31, 2020, of Pocono Coated Products, LLC’s Transdermal, Topical Cosmetic and Health business. Michael has been the Chief Quality Officer at Pocono Coated Products, LLC from January 2015 to June 2019, and General Manager—Nutraceutical Division, from June 2019 to the present. Michael has substantial experience as chief quality officer in manufacturing, quality systems, risk management, process engineering, lean practices, and financial management. Michael has been acting as General Manager of the transdermal patch side of Pocono Coated Products, and the CEO of its Active Intelligence subsidiary. He remains active in daily operations, as well as executive level decision making. Michael is also a former Marine, CrossFit Level 1 Coach, and USAW Sport Performance Coach.

Serguei Melnik serves as part a member of the board of directors and is a co-founder of Nutriband Inc. Mr Melnik has previously served as our chief financial officer and a director since January 2016. Mr. Melnik has been involved in general business consulting for companies in the U.S. financial markets and setting up legal and financial framework for operations of foreign companies in the U.S. Mr. Melnik advised UNR Holdings, Inc. with regard to the initiation of the trading of its stock in the over-the-counter markets in the U.S., and has provided general advice with respect to the U.S. financial markets for companies located in the U.S. and abroad. From February 2003 to May 2005 he was the Chief Operations Officer and a Board member of Asconi Corporation, Winter Park, Florida, with regard to restructuring the company and listing it on the American Stock Exchange. Mr. Melnik from June 1995 to December 1996 was a lawyer in the Department of Foreign Affairs, JSC Bank “Inteprinzbanca,”, Chisinau, Moldova, and prior thereto practiced law in Moldova in various positions. Mr. Melnik is fluent in Russian, Romanian, English and Spanish.

Gerald Goodman has been our chief accounting officer since July 31, 2018, and was elected our Chief Financial Officer on November 12, 2020. Mr. Goodman is a certified public accountant and, since 2014, has practiced with his own firm, Gerald Goodman CPA P.C. From January 1, 2010 until December 31, 2014, Mr. Goodman practiced with Madsen & Associates, CPA’s Inc., Murray, Utah, and was a non-equity partner and managed the firm’s SEC practice. Mr. Goodman is a director of Lifestyle Medical Network, Inc., which provides management services to healthcare providers. From 1971 to 2010, Mr. Goodman was a partner in the accounting firm of Wiener, Goodman & Company P.C. Mr. Goodman is a 1970 graduate of Pennsylvania State University where he received a B.S. Degree in Accounting.

Alan Smith, Ph.D., co-founded 4P Therapeutics in 2011 and serves as Head of 4P Theraputics, and Head of Clinical, Regulatory, Quality,& Operations at Nutriband. Previously, he was with Altea Therapeutics, most recently serving as Vice President, Product Development and Head of Clinical R&D, Regulatory Affairs, and Project Management. At Altea, he led major research and development programs with pharmaceutical companies such as Eli Lilly, Amylin, Hospira, Elan, and Novartis. He joined Altea as one of the first employees and spent 12 years growing its multidisciplinary drug delivery research and development organization. Dr. Smith has 20 years of experience in the research and development of drug and biologic delivery systems, diagnostics and medical devices for treatment and management of diabetes, chronic pain and cardiovascular disease. Prior to joining Altea Therapeutics, he led the development of transdermal glucose monitoring systems at SpectRx, Inc., a publicly traded noninvasive diagnostics company. Dr. Smith received Ph.D. and M.S. degrees in Biomedical Engineering from Rutgers University and the University of Medicine and Dentistry of New Jersey. He currently serves on the Editorial Advisory Board of Expert Opinion on Drug Delivery.

Paddy Ryan has been chief technical officer since February 2018. Having worked in the tech industry for 8 years, Paddy brings a fresh perspective and understanding to our team. From September 2019 to present Mr. Ryan served as director of digital agency for Trigger Media. From 2013 to 2016, Mr. Ryan worked as an online security analyst with Paddy Power Betfair Plc. From 2016 to 2017, Mr. Ryan was general manager at CRS Events setting up and organising One-Zero, the largest sports conference in Ireland. Mr Ryan served as head of technology for Irish agency Trigger Movement between 2017 and 2019. Mr Ryan serves as technical advisor for sports media brand, Pundit Arena, where he has advised on their technical development since 2012. Mr Ryan also served as a digital consultant for Irish Aid Charity, Bóthar, where he worked on the development of the charity’s digital plans plans. Mr. Ryan has also consulted with Irish Local Government in County Limerick (Limerick County Council) regarding their digital activity in September 2018. Mr. Ryan has also assisted Swiss Company, SEBA Crypto AG, to develop their online presence in October 2018. Mr. Ryan is also a technical advisor for Irish dairy company, Arrabawn where he has assisted them with online strategies since 2017. Mr. Ryan has been involved in general technical consulting for startups and companies in Ireland for more than ten years. Mr. Ryan attended University College Dublin where he studied engineering and is working towards his masters in data analytics from National College of Ireland. Mr Ryan also assisted in the development and launch of the Pandemic Action Network website in early 2020. As CTO, Paddy is responsible for Nutriband’s technology strategy and plays a key role in leading new initiatives. Mr. Ryan works for us on a part-time basis.

Jeff Patrick Pharm.D. currently serves as Director of Drug Development Institute at the Ohio State University Comprehensive Cancer Center. Dr. Patrick most recently serving as Chief Scientific Officer for New Haven Pharmaceuticals. Prior roles included global vice president of professional affairs at Mallinckrodt Pharmaceuticals, Inc.; and roles with ascending responsibilities at Dyax, Myogen/Gilead, Actelion and Sanofi-Synthelabo, Inc. Dr. Patrick is a residency-trained clinical pharmacist with approximately 20 years of pharmaceutical industry experience. He brings expertise in executive leadership, scientific and medical strategy, drug development and commercialization to the company. Prior to pursuing a career in research and development, Patrick was an ambulatory care clinical pharmacist at the University of Tennessee Medical Center and a clinical assistant professor of pharmacy at the University of Tennessee College of Pharmacy, where he earned his doctorate in pharmacy. He also completed the Wharton School of Business Pharmaceutical Executive Program. Dr. Patrick works for us on a part-time basis.

Dr. Dillaha brings nearly 20 years of pharmaceutical industry experience to Nutriband. Prior to joining Nutriband, he was chief executive officer of Repros Therapeutics from February 2017 to February 2018. Prior to joining Repros, Dr. Dillaha was the chief executive officer of CavtheRx, an inception stage biotechnology company, from June 2016 to February 2017, and chief operating officer and chief medical officer of New Haven Pharmaceuticals, a specialty pharmaceutical company. He also served as chief medical officer of Insys Therapeutics, Sciele Pharma and as Medical Director of Sanofi-Sythelabo. Dr. Dillaha received an M.D. degree from the University of Tennessee, Memphis. Dr. Dillaha works for us on a part-time basis.

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

Steven P. Damon has been a director since April 2018, when we signed the agreement to acquire 4P Therapeutics. Mr. Damon is a co-founder of 4P Therapeutics, which was formed in 2011, and he has more than 20 years of experience with various business roles in the medical and pharmaceutical industries. Before founding 4P Therapeutics, Mr. Damon led the business development team at Altea Therapeutics as the company’s senior vice president of business development. Mr. Damon is a director of Georgia BIO, a non-profit trade association that promotes Georgia’s life science industry. Mr. Damon received is Bachelor Degree in Business Administration and Associate in Accounting from Colorado Mesa University.

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

Vsevolod Grigore, age 62, is a seasoned executive who managed to build careers in multiple fields. He is a former assistant professor and Head of Department at the Moldova State University and Moldova Free International University. As a PhD in linguistics, he contributed to establishing many language services and conference management businesses in his native country of Moldova. He then engaged in a prodigious diplomatic career, serving at high level positions in the Ministry of Foreign Affairs of Moldova. From 1999 to 2002 he was Minister Counselor, Deputy Chief of Mission, then Chargé d’Affaires at Moldovan Embassy to the United States. From 2002 to 2006 he was Ambassador, Permanent Representative of Moldova to the United Nations. During his tenure he served on the board of UNICEF and UNFPA. He currently resides in New York City, using his extensive network of connections to provide a wide array of consultancy services, primarily in the legal and medical field. He graduated from Moldova State University in 1979, received a PhD from Minsk State Linguistic University, Belorussia, in 1987.

Tyler Overk, age 37, is the co-founder of Active Intelligence, which was formed in 2017, and has more than 15 years of experience with various business roles in the Corporate Trade and Health & Wellness industries. Before Co-Founding Active Intelligence Mr. Overk spearheaded Business Development for Active International as a Director of New Business Development and later as a member of the Corporate Development team tasked with leading the company into new markets and developing new strategic offerings. Previously, Mr. Overk led a highly motivated sales team at Medi-One LLC focused on high end Medical Diagnostic testing. He received a Bachelor’s degree from Ramapo College of New Jersey in Business Administration with a concentration in Marketing and minor in Economics

Committees of the Board of Directors

The board of directors has created two committees - the audit committee and the compensation committee. The board intends to create a nominating and corporate governance committee. Each of the committees will have a charter which meets the NASDAQ requirements and will be composed of three independent directors.

Audit Committee

The audit committee is comprised of Mr. Hamilton, as chairman, Mr. Bujoreanu and Dr. Mancas. We do not have an “audit committee financial expert.” The audit committee oversees, reviews, acts on and reports on various auditing and accounting matters to the board, including: the selection of our independent accountants, the scope of our annual audits, fees to be paid to the independent accountants, the performance of our independent accountants and our accounting practices, all as set forth in our audit committee charter.

Compensation Committee

The compensation committee is comprised of Mark Hamilton and Mr. Bujoreanu. The compensation committee oversees the compensation of our chief executive officer and our other executive officers and reviews our overall compensation policies for employees generally as set forth in the audit committee charter. If so authorized by the board, the compensation committee may also serve as the granting and administrative committee under any option or other equity-based compensation plans which we may adopt. The compensation committee will not delegate its authority to fix compensation; however, as to officers who report to the chief executive officer, the compensation committee will consult with the chief executive officer, who may make recommendations to the compensation committee. Any recommendations by the chief executive officer are accompanied by an analysis of the basis for the recommendations. The committee will also discuss with the chief executive officer and other responsible officers the compensation policies for employees who are not officers. The compensation committee has the responsibilities and authority relating to the retention, compensation, oversight and funding of compensation consultants, legal counsel and other compensation advisers. The compensation committee members will consider the independence of such advisors before selecting or receiving advice from such advisors.

Independent Directors

Five of our directors, Radu Bujoreanu, Steven Damon, Mark Hamilton, Stefan Mancas and Vsevolod Grigore are independent directors based on the NASDAQ definition of independent director.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Mr. Goodman, Dr. Smith, Mr. Ryan, Dr. Patrick, Dr. Dillaha, Mr. Bujoreanu, Mr. Hamilton, Mr. Mancas and Mr. Grigore have not filed their Form 3 or Form 4.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended January 31, 2021 and 2020, earned by or paid to our chief executive officers and the two other officers receiving the greatest compensation

Name and Principal Position		Salary	Bonus Awards	Stock Awards	Option/ Awards (1)	Incentive Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
	Year	$	$	$	$	$	$	$	$
Gareth Sheridan,	2021	60,000		150,000-	-	-	-	-	210,0000
CEO[3]	2020	42,000	15,000						67,000

Sean Gallagher,	2021			150,000					150,000
President[1]	2020	-	-	60,000	-	-	-	-	60,000

Jeff Patrick	2021	-	-	-	-	-	-	-	-
Chief Scientific	2020			60,000	252,700
Officer[2]

[1]	During the year ended January 31, 2021, the Company issued Mr. Gallagher 10,000 shares of common stock, valued at $150,000, as compensation. During the year ended January 31, 2020, we issued to Mr. Gallagher 8,572 shares of common stock, valued at $120,000, representing his compensation for the years ended January 31, 2019 and 2018 pursuant to his employment agreement.

[2]	During the year ended January 31, 2020, we issued to Strategic Pharmaceutical Consulting LLC, a company controlled by Dr. Patrick 8,572 shares of common stock, valued at $120,000, representing Dr. Patrick’s compensation for the years ended January 31, 2020 and 2019. We also granted him to an option to purchase 25,000 shares of common stock at 75% of the market price. The option expired unexercised.

[3]	During the year ended January 31, 2021, we issued to Gareth Sheridan, our CEO, 10,000 shares of common stock valued at $150,000, representing compensation for the year ended January 31, 2021.

We have entered into a three-year employment agreement with Gareth Sheridan, our CEO, effective April 25, 2019. The agreement also provides that the executive will continue as a director. The Agreement provides for an initial term, commencing on the effective date of this Agreement and ending on January 31, 2024, and continuing on a year-to-year basis thereafter unless terminated by either party on not less than 30 days’ notice given prior to the expiration of the initial term or any one-year extension. For his services to the Company during the term of the Agreement, Mr. Sheridan receives an annual salary of $42,000 per annum, commencing on the effective date of the Agreement and increasing to $170,000 per annum commencing in the month in which the Company shall have received not less than $2,500,000 from one or more public or private financings of the Company’s equity securities subsequent to the date of the Agreement.

We have an employment agreement dated January 1, 2018 with Sean Gallagher pursuant to which we employed him as president for a term with no expiration date at an annual salary of $60,000, which may be paid in stock or cash. The president serves on a part-time basis. The employment agreement terminated January 1, 2020.

The Company has an employment agreement dated February 19, 2019 with its chief scientific officer pursuant to which the Company agrees to employ him as chief scientific officer for annual compensation of $60,000, payable in cash or stock, as the Company may elect. The agreement has a term ending on February 13, 2021 and continues thereafter on a year to year basis unless terminated by either party on 30 days’ notice. The chief scientific officer series on a part-time basis. The employment agreement terminated January 31, 2020.

Pension Benefits

We currently have no plans that provide for payments or other benefits at, following, or in connection with retirement of our officers.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards at January 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table provides information as to shares of common stock beneficially owned as of April 1, 2021, by:

●	Each director;

●	Each current officer named in the summary compensation table;

●	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and

●	All directors and officers as a group.

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of warrants granted by us) within 60 days of April 1, 2021. At April 1, 2021, 6,356,269 shares of common stock were outstanding.

Name and Address[1] of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Gareth Sheridan	1,510,000	23.76%
Vitalie Botgros	455,000	7.167%
Serguei Melnik[2]	717,500	11.29%
Steven Damon	41,750	*
Sean Gallagher	33,572	*
Stefan Mancas	1,625	*
Mark Hamilton	1,250	*
Radu Bujoreanu	-	*
Dr. Jeff Patrick[3]	21,072	*
Patrick Ryan	2,500	*
All officers and directors as a group (14 individuals)[2,3]	2,402,522	37.80%

*	Less than One (1%) Percent.

[1]	The address is c/o Nutriband, Inc., 121 South Orange Ave., Suite 1500, Orlando, FL 32801.
[2]	Includes 100,000 shares owned by Mr. Melnik’s wife, as to which Mr. Melnik disclaims beneficial interest, and 100,000 shares owned by each of his two minor children.
[3]	Includes 21,072 shares owned by Strategic Pharmaceutical Consulting, with respect to which Dr. Jeff Patrick, chief scientific officer, has the power to vote and dispose of the shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended January 31, 2021, Serguei Melnik, our chief financial officer, and Dr. Alan Smith, our chief operating officer, advanced us $18,128, all of which was repaid. As of January 31, 2021, the amounts due the officers was $-0-.

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

On January 5, 2021, the Company issued the following numbers of shares common stock to Company officers and members of its Board of Directors. All stock issuances were valued by the Board at $15.00 per share.

Gareth Sheridan, CEO and Director	10,000
Sean Gallagher, Executive Chairman and Director	10,000
Serguei Melnik, Director	10,000
Michael Myer, President of Pocono Pharma and Director	5,000
Radu Bujoreanu, Director	12,500
Steven P. Damon, Director	10,000
Michael Doron, Director*	5,000
Mark Hamilton, Director	12,500
Stefan Mancass, Director	12,500
Vsevolod Grigore, Director	5,000
Patrick Ryan, Chief Technical Officer	5,000
Gerald Goodman, Chief Financial Officer	10,000
Alan Smith, Chief Operating Officer and President of 4P Therapeutics	6,825
Vitalie Botgros, Consultant	5,000
Thomas Cooney, Director*	6,000
Jay Moore, Director*	5,000

*	Former directors.

Director Independence

Five of our directors, Radu Bujoreanu, Steven P. Damon, Mark Hamilton, Stefan Mancas and Vsevolod Grigore, are independent directors based on the NASDAQ definition of independent director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants, Sadler, Gibb & Associates, LLC, for each of our last two years for the categories of services indicated.

	Year Ended January 31
	2021	2020
Audit fees	$63.500	$42.469
Audit – related fees	0	0
Tax fees	0	0
All other fees	$65,637	$23,325

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

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description
3.1A	Articles of Incorporation. (Filed as Exhibit 3.1A to the the Company’s registration statement on Form 10, which was filed with the Commission on June 2, 2016, and incorporated herein by reference.)
3.1B	Amendment to Articles of Incorporation, filed May 12, 2016. 2(Filed as Exhibit 3.1B to the the Company’s registration statement on Form 10, which was filed with the Commission on June 2, 2016, and incorporated herein by reference.)
3.1	Certificate of Amendment filed January 22, 2020. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 27, 2020).
3.2	By-laws(1)
4.3	Securities purchase agreement dated October 29, 2019 among the Company, Jefferson Street Capital LLC and Platinum Point Capital LLC(6)
4.4	Form of convertible 6% promissory note issued pursuant to Exhibit 4.3(6)
10.1	Share exchange agreement dated January 15, 2016 by and among the Company, Nutriband Limited, an Ireland corporation, and Gareth Sheridan and/or his nominee(1)
10.4	Acquisition agreement dated April 5, 2018 between the Company and 4P Therepeutics LLC.(3)
10.5	Form of agreement with independent directors.(4)
10.6	Exclusive master distribution agreement dated April 13, 2018 between the Company and EMI-Korea (Best Choice), Inc.(4)
10.15	Employment Agreement, dated April 23, 2019, between Gareth Sheridan and the Company.(5)
10.16	Employment Agreement, dated April 23, 2019, between Serguei Melnik and the Company.(5)
10.17	Employment Agreement, dated February 19, 2019, between Jeffrey Patrick and the Company.(5)
10.18	Employment Agreement, dated January 1, 2018, between Sean Gallagher and the Company.(5)
10.19	Purchase Agreement, dated August 31, 2020, by and among the Company and Pocono Coated Products, LLC.(7)
10.20	Security Agreement, between the Company and Pocono Coated Products, LLC.(7)
10.21	Promissory Note Issued by the Company on August 31, 2020 to Pocono Coated Products, LLC.(7)
10.22	License Agreement, dated December 9, 2020, between the Company and Rambam Med-Tech Ltd.(8)
10.23	Distribution Agreement, dated March 26, 2021, between the Company and BPM Inno Ltd.(8)
10.24	Stock Purchase Agreement, dated December 7, 2020, between the Company and BPM Inno Ltd.(8)
31.1	Certification of Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive and Financial Officers Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)*
99.1	Audit Committee Charter(4)
99.2	Compensation Committee Charter(4)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as exhibit to the Company’s registration statement on Form 10, which was filed with the Commission on June 2, 2016, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on May 23, 2017 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on April 10, 2018 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s annual report on Form 10-K for the year ended January 3, 2019 which was filed with the Commission on April 19, 2019, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-1/A, which was filed with the Commission on May 19, 2020, and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on November 4, 2019.
(7)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on September 4, 2020.
(8)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on March 11, 2021.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 2, 2021

NUTRIBAND INC.

By:	/s/ Gareth Sheridan
Gareth Sheridan
Chief Executive Officer

By:	/s/ Gerald Goodman
Gerald Goodman
Chief Financial Officer (Principal Financial and Accounting Officer)

Signature	Title	Date

/s/ Gareth Sheridan	Chief Executive Officer and Director	April 2, 2021
Gareth Sheridan

/s/ Serguei Melnik	Director	April 2, 2021
Serguei Melnik

/s/ Sean Gallagher	Executive Chairman and Director	April 2, 2021
Sean Gallagher

/s/ Michael Myer	President of Pocono Pharma and Director	April 2, 2021
Michael Myer

/s/ Radu Bujoreanu	Director	April 2, 2021
Radu Bujoreanu

Director
Steven P. Damon

/s/ Vsefolod Grigore	Director	April 2, 2021
Vsevolod Grigore

Director
Mark Hamilton

/s/ Stefan Mancas	Director	April 2, 2021
Stefan Mancas

NUTRIBAND INC.

January 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Nutriband Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nutriband Inc. and Subsidiaries (“the Company”) as of January 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate audit opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Long-Lived Asset Impairment Assessment

Critical Audit Matter Description

As described in note 1 to the consolidated financial statements, the Company performs impairment testing for its long-lived assets when events or changes in circumstances indicate that its carrying amount may not be recoverable and exceeds its fair value. Due to challenging industry and economic conditions, the Company tested its long-lived assets during the year ended January 31, 2021.

We identified the evaluation of the impairment analysis for long-lived assets as a critical audit matter because of the significant estimates and assumptions management used in the related cash flow analysis. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

•	Testing management’s process for developing the fair value estimate.
•	Evaluating the appropriateness of the cash flow model used by management.
•	Testing the completeness and accuracy of underlying data used in the fair value estimate.
•	Evaluating the significant assumptions used by management related to revenues, gross margin, other operating expenses, income taxes and long-term growth rate to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.
•	Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the discounted cash flow model and discount rate assumptions.

Goodwill Impairment Assessment

Critical Audit Matter Description

As described in note 1 to the consolidated financial statements, the Company tests goodwill for impairment annually at the reporting unit level, or more frequently, if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Reporting units are tested for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount, not to exceed the associated carrying amount of goodwill. The Company’s annual impairment test occurred on January 31, 2021.

We identified the evaluation of the impairment analysis for goodwill as a critical audit matter because of the significant estimates and assumptions management used in the discounted cash flow analysis performed by management to determine fair value of the reporting unit. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

•	Testing management’s process for developing the fair value estimate.
•	Evaluating the appropriateness of the discounted cash flow model used by management.
•	Testing the completeness and accuracy of underlying data used in the fair value estimate.
•	Evaluating the significant assumptions used by management related to revenues, gross margin, other operating expenses, income taxes, long-term growth rate, and discount rate to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.
•	Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the discounted cash flow model and discount rate assumptions.

Business Combinations

Description of the Critical Audit Matter

As described in note 2 to the consolidated financial statements, the Company completed an acquisition agreement wherein the Company acquired the net assets from one entity and 100% ownership of a second entity for total consideration of $7,418,073. The acquisition was accounted for a business combination.

The recognition, measurement and disclosure of the Company’s business combination in the January 31, 2021 consolidated financial statements was considered especially challenging and required significant auditor judgment due to the complex determination by management of the appropriate assumptions, such as discount rates, revenue growth rates, and projected profit margins, for the valuation of acquired net assets and expected probabilities of key outcomes for the valuation of assumed liabilities. The Company used income valuation models including Relief from Royalty, Multi-Period Excess Earnings and With and Without Method to measure the Intellectual property, customer base and tradenames.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

•	Testing management’s process for developing the fair value estimate.
•	Evaluating the appropriateness of the income valuation models used by management.
•	Testing the completeness and accuracy of underlying data used in the fair value estimate.
•	Evaluating the significant assumptions used by management related to sales growth, discount rates, royalty rates cost of goods and operating overhead to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.
•	Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the discounted cash flow model and discount rate assumptions.

Evaluation of a Going Concern

Description of the Critical Audit Matter

As described further in Note 1 to the financial statements, in the current year the Company has recorded operating losses, negative working capital, negative cash flows from operations and an accumulated deficit, which raises doubt about its ability to continue as a going concern. Management has implemented plans to alleviate the substantial doubt. Management plans to address the concerns, as needed, by (a) utilizing recent financing obtained through equity issuances; (b) delaying planned expenditures and (c) relying on recent increases in revenues and positive cash flow trends. When considering these factors in conjunction with the Company’s operating plan, management believes it has sufficient ability to fund operations and satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and execution uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

•	We performed testing procedures such as analytical procedures to identify conditions and events that indicate there could be substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time.
•	We reviewed and evaluated management's plans for dealing with adverse effect of these conditions and events that raised doubt about the Company’s ability to continue as a going concern.
•	We tested the reasonableness of management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date.

•	We assessed whether the Company’s determination that there is substantial doubt about its ability to continue as a going concern was adequately disclosed.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2016.

Draper, UT

April 2, 2021

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$151,993	$10,181
Accounts receivable	109,347	12,833
Inventory	52,848	-
Prepaid expenses	-	20,167
Total Current Assets	314,188	43,181

PROPERTY & EQUIPMENT-net	1,076,626	111,029

OTHER ASSETS:
Goodwill	7,529,875	1,719,235
Right of use operating lease asset-net	-	9,610
Intangible assets-net	1,006,730	314,700

TOTAL ASSETS	$9,927,419	$2,197,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$940,612	$771,931
Derivative liability	-	928,774
Operating lease liability	-	10,050
Deferred revenue	86,846	-
Notes payable-related party	1,402,523	29,067
Finance lease liabilities-current portion	24,740	-
Notes payable-current portion	113,885	215,000
Convertible debt- net	-	67,500
Total Current Liabilities	2,568,606	2,022,322

LONG-TERM LIABILITIES:
Notes payable-net of current portion	150,063	-
Finance lease liabilities-net of current portion	96,804	-
Total Liabilities	2,815,473	2,022,322

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares and 250,000,000 shares authorized; 6,256,772 and 5,441,100 shares issued and outstanding at January 31, 2021 and 2020, respectively	6,257	5,441
Additional paid-in-capital	18,871,098	9,072,573
Subscription payable	70,000	-
Accumulated other comprehensive loss	(304)	(304)
Accumulated deficit	(11,835,105)	(8,902,277)
Total Stockholders’ Equity	7,111,946	175,433

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,927,419	$2,197,755

See notes to consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended January 31,
	2021	2020
Revenue	$943,702	$370,647

Costs and expenses:
Cost of revenues	582,378	549,107
Selling, general and administrative expenses	2,957,269	1,790,980
Total Costs and Expenses	3,539,647	2,340,087

Loss from operations	(2,595,945)	(1,969,440)

Other income (expense)
Loss on extinguishment of debt	(12,500)	-
Early prepayment fee on convertible debenture	(69,131)	-
Gain on forgiveness of debt	3,338	-
Derivative expense	-	(767,650)
Gain on change in fair value of derivative	22,096	88,876
Interest expense	(280,686)	(73,413)
Total other income (expense)	(336,883)	(752,187)

Loss from operations before provision for income taxes	(2,932,828)	(2,721,627)

Provision for income taxes	-	-

Net loss	$(2,932,828)	$(2,721,627)

Net loss per share of common stock-basic and diluted	$(0.51)	$(0.50)

Weighted average shares of common stock outstanding - basic and diluted	5,770,944	5,423,956

Other Comprehensive Loss:

Net loss	$(2,932,828)	$(2,721,627)

Foreign currency translation adjustment	-	(252)

Total Comprehensive Loss	$(2,932,828)	$(2,721,879)

See notes to consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Subscription
	Total	shares	Amount	Capital	Income (Loss)	Deficit	Payable
Balance, February 1, 2019	$2,404,612	5,423,956	$5,424	$8,579,890	$(52)	$(6,180,650)	$-

Issuance of warrants for services	252,700	-	-	252,700	-	-	-

Issuance of common stock for accounts payable	240,000	17,144	17	239,983	-	-	-

Foreign currency translation adjustment	(252)	-	-	-	(252)	-	-

Net loss for the year ended January 31, 2020	(2,721,627)	-	-	-	-	(2,721,627)

Balance, January 31, 2020	175,433	5,441,100	5,441	9,072,573	(304)	(8,902,277)	-

Proceeds from sale of common stock and warrants	515,108	46,828	47	515,061	-	-	-

Issuance of common stock for acquisition	6,085,180	608,519	609	6,084,571	-	-	-

Issuance of common stock for services	2,004,875	135,325	135	2,004,740	-	-	-

Reclassification of warrants from liability to equity	906,678	-	-	906,678	-	-	-

Issuance of common stock for note payable	287,500	25,000	25	287,475	-	-	-

Subscrption payable for cash	60,000	-	-	-	-	-	60,000

Subscrption payable for services	10,000						10,000

Net loss for the year ended January 31, 2021	(2,932,828)	-	-	-	-	(2,932,828)	-

Balance, January 31, 2021	$7,111,946	6,256,772	$6,257	$18,871,098	$(304)	$(11,835,105)	$70,000

See notes to consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,932,828)	$(2,721,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of the Company by related party	12,627	23,817
Depreciation and amortization	160,108	72,188
Derivative expense	-	767,650
Early prepayment fee on convertible debentures	69,131	-
Loss on extinguishment of debt	12,500	-
Gain on forgiveness of loan payment	(3,338)	-
Gain on change in fair value of derivative	(22,096)	(88,876)
Amortization of debt discount	272,130	67,500
Amortization of right of use asset	9,610	19,217
Stock-based compensation	2,004,875	252,700
Subscription payable	10,000
Changes in operating assets and liabilities:
Accounts receivable	(94,753)	255
Prepaid expenses	20,167	82,558
Inventories	(10,235)	-
Customer deposits	59,995	(71,225)
Operating lease liability	(10,050)	(18,777)
Accounts payable and accrued expenses	145,102	720,150
Net Cash Used In Operating Activities	(297,055)	(894,470)

Cash flows from investing activities:
Cash received from acquisition	66,994	-
Net Cash Used in Investing Activities	66,994	-

Cash flows from financing activities:
Proceeds from sale of common stock	515,108	-
Proceeds from notes payable	194,870	175,000
Proceeds from convertible debt	-	250,000
Proceeds from stock subscription	60,000	-
Payment of notes payable	(8,935)	-
Payment of convertible debt	(339,131)	-
Payment of finance leases	(8,345)	-
Proceeds from related parties	5,500	34,980
Payment of related party payables	(47,194)	(29,730)
Net Cash Provided by Financing Activities	371,873	430,250

Effect of exchange rate on cash	-	(252)

Net change in cash	141,812	(464,472)
Cash and cash equivalents - Beginning of period	10,181	474,653
Cash and cash equivalents - End of period	$151,993	$10,181

Supplementary information:
Cash paid for:
Interest	$11,555	$-

Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Common stock and note issued for acquisition	$7,418,073	$-
Adoption of ASC 842 Operating lease asset and liability	$-	$28,827
Derivative liability warrant reclassed to equity	$906,678	$-
Debt discount on convertible notes	$-	$270,000
Common stock issued for accounts payable	$-	$240,000
Common stock issued for settlement of debt	$287,500	$-

See notes to consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JANUARY 31, 2021 AND 2020

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

On August 25, 2020, the Company formed Pocono Pharmaceuticals Inc. (“Pocono Pharmaceuticals”), a wholly owned subsidiary of the Company. On August 31, 2020, the Company acquired certain assets and liabilities associated with the Transdermal, Topical, Cosmetic, and Nutraceutical business of Pocono Coated Products LLC (“PCP”). The net assets were contributed to Pocono Pharmaceuticals. Included in the transaction the Company also acquired 100% of the membership interests of Active Intelligence LLC (“Active Intelligence”). See Note 2 for further details of the acquisition.

Pocono Pharmaceuticals is a coated products manufacturing entity organized to take advantage of unique process capabilities and experience. Pocono helps their customer with product design and development along with manufacturing to bring new products to market with minimal capital investment. Pocono Pharmaceutical’s competitive edge is a low-cost manufacturing base: a result of its unique processes and state of the art material technology. Active Intelligence manufactures activated kinesiology tape. The tape has transdermal and topical properties. This tape is the same as traditional kinesiology tape.

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

Going Concern

As of January 31, 2021, the Company believes the substantial doubt about going concern has been resolved. The going concern conditions that caused substantial doubt consisted of current year net loss, negative working capital, negative cash flow, and accumulated deficit. Management has implemented plans to alleviate the substantial doubt. These plans include a substantial increase in sales commitments, a decrease in planned overhead expenses, equity funding that has been received and the net revenue and positive cash flow from its recent acquisition. These factors did not exist in prior years during its start-up operations. The Company’s recent history of losses has changed from prior periods due to its current management’s plans including its acquisition in the latter part of 2020 to alleviate the substantial doubt about the Company’s ability to continue as a going concern. Management’s plans have been currently implemented. The plans enable the Company to meet its obligations for at least one year from the date when the financial statements are issued.

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

Nutriband Ltd.

4P Therapeutics LLC

Pocono Pharmaceuticals Inc.

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

Revenue Types

The following is a description of the Company’s revenue types, which include professional services and sale of goods:

●	Service revenues include the contract of research and development related services with the Company’s clients in the life sciences field on an as-needed basis. Deliverables primarily consist of detailed findings and conclusion reports provided to the client for each given research project engaged.

●	Product revenues are derived from the sale of the Company’s consumer transdermal and coated products. Upon the reception of a purchase order, we have the order filled and shipped.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For the Company’s different revenue service types, the performance obligation is satisfied at different times. The Company’s performance obligations include providing products and professional services in the area of research. The Company recognizes product revenue performance obligations in most cases when the product has shipped to the customer. When we perform professional service work, we recognize revenue when we have the right to invoice the customer for the work completed, which typically occurs over time on a monthly basis for the work performed during that month.

All revenue recognized in the income statement is considered to be revenue from contracts with customers.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by type and by geographical location. See the tables:

	Years Ended January 31,
	2021	2020
Revenue by type
Sale of goods	$737,519	$124,958
Services	206,183	245,679
Total	$943,702	$370,637

	Years Ended January 31,
	2021	2020
Revenue by geographical location
United States	$360,378	$245,679
Foreign	583,324	124,958
Total	$943,702	$370,637

Accounts receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-specific accounts. For the years ended January 31, 2021 and 2020, the Company recorded no bad debt expense and no allowance for doubtful accounts related to accounts receivable.

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

Property, Plant and Equipment

Property and equipment represent an important component of the Company’s assets. The Company depreciates its plant and equipment on a straight-line basis over the estimated useful life of the assets. Property, plant and equipment is stated at historical cost. Expenditures for minor repairs, maintenance and replacement parts which do not increase the useful lives of the assets are charged to expense as incurred. All major additions and improvements are capitalized. Depreciation is computed using the straight-line method. The lives over which the fixed assets are depreciated range from 3 to 10 years as follows:

Lab Equipment	5-10 years
Furniture and fixtures	3 years
Machinery and equipment	10-20 years

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. As of January 31, 2021, Goodwill amounted to $7,529,875.

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

The Company’s cash and cash equivalents are concentrated primarily in banks. At times, such deposits could be in excess of insured limits. Management believes that the financial institutions that hold the Company’s financial instruments are financially sound and, accordingly, minimal credit risk is believed to exist with respect to these financial instruments. As of and for the year ended January 31, 2020, three customers accounted for 100% of the Company’s revenues and two customers accounted for 100% of accounts receivable. As of and for the year ended January 31, 2021, one customer accounted for 62% of the Company’s revenues and two customers accounted for 67% and 13% of accounts receivable.

Earnings Per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of outstanding common stock purchase warrants. For the years ended January 31, 2021 and 2020 there were 141,830 and 70,000 potential shares of common stock that were not included in the calculation of diluted earnings per share as their effect would be anti-dilutive.

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value on the balance sheet. The Company uses estimates at fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, when available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The value presented may not represent future fair values and may not be reliable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of January 31, 2021, and 2020, the Company had a $-0- and $928,774 derivative liability, respectively.

Fair value estimates are made at a specific point in time, based on relevant market information about the financial statement. These estimates are subjective in nature and involve uncertainties and matter of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Recent Accounting Standards

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements”. The updated guidance improves the disclosure requirements on fair value measurement. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the provisions effective February 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial position or consolidated results of operations.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies ASC 740 to reduce complexity while maintaining or improving the usefulness of the information provided to the users of financial statements. ASU 209-12 is effective for annual reporting periods beginning after December 15, 2021. The Company is currently assessing the impact of ASU 209-12, but it is not expected to have a material impact on the Company’s consolidated financial statements.

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

On August 31, 2020, the Company entered into a Purchase Agreement (“Agreement”), with Pocono Coated Products (“PCP”), pursuant to which PCP agreed to sell the Company certain of the assets and liabilities associated with its Transdermal, Topical, Cosmetic, and Nutraceutical business, including: (1) all the equipment, intellectual property and trade secrets, cash balances, receivables, bank accounts and inventory, free and clear of all liens, except for certain lease obligations, and (2), a 100% membership interest in Active Intelligence, LLC (collectively the “Assets”). The net assets acquired were contributed to Pocono Pharmaceuticals Inc, a newly formed wholly owned subsidiary of the Company. The purchase price for the Assets was (i) $6,085,180 paid with the issuance of 608,519 shares in the Company’s common stock of Nutriband at a value of the average price of the previous 90 days at the date of Closing (the “Shares”), and (ii) a promissory note of the Company, net of debt discount, in the principal amount, of $1,332,893 (the Note”) which is due upon the earlier of (a) twelve (12) months from issuance, or (b) immediately following a capital raise of not less than $4,000,000 and/or a public offering of no less than $4,000,000. Michael Myer, the CEO of PCP, has been elected to the Board of Directors of the Company for period of one year at the annual meeting of shareholders of the Company held in October 2020.

The Agreement provides that it is effective August 31, 2020, on which date the parties also entered into an escrow agreement (the “Escrow Agreement”), with legal counsel serving as the escrow agent, providing for holding of the Note, certificate for the shares, and title to the Assets (held in a special purpose subsidiary) as collateral security for completion of all closing conditions under the Agreement. On that date, the parties also entered into a security agreement granting PCP a security interest in all proceeds of the Assets held as collateral under the Escrow Agreement.

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

Details of the net assets acquired are as follows:

Fair value Recognized on Acquisition
Common stock issued	$6,085,180
Note payable issued	1,332,893

$7,418,073
Cash	$66,994
Accounts receivable	1,761
Inventory	42,613
Equipment and fixtures	1,056,935
Customer base	177,600
Intellectual property and trademarks	583,200
Goodwill	5,810,640
Acounts payable and accrued expenses	(26,104)
Deferred revenue	(26,851)
Debt	(268,715)
Net assets acquired	$7,418,073

The following unaudited pro forma condensed financial information presents the combined results of operations of the Company and the two businesses acquired from PCP, Pocono and Active Intelligence, as if the acquisition occurred as part of the beginning of cash period presented. The unaudited pro forma condensed financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition occurred at the beginning of the period presented and should not be taken as being representation of the future consolidated results of operations of the Company.

	January 31,
	2021		2020
	As		As
	Reported	Proforma	Reported	Proforma
Net revenue	$943,702	$1,369,761	$370,647	$1,993,472

Net loss	(2,932,828)	(3,001,178)	(2,766,627)	(2,732,727)

Loss per common share - basic and diluted	(0.51)	0.52	(0.50)	(0.45)

Since the date of acquisition, Pocono and Active Intelligence had net revenues of $154,195 and incurred a net loss of $40,068.

3.	PROPERTY AND EQUIPMENT

	January 31,
	2021	2020
Lab equipment	$144,585	$144,585
Machinery and equipment	1,053,966	-
Furniture and fixtures	22,612	19,643
	1,221,163	164,228
Less: Accumulated depreciation	(144,537)	(53,199)
Net Property and Equipment	$1,076,626	$111,029

Depreciation expense amounted to $91,338 and $35,118 for the years ended January 32, 2021 and 2020, respectively.

4.	INCOME TAXES

The Company adopted the provisions of ASC 740, “Income Taxes, (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no adjustment in the net liability for unrecognized income tax benefits. The Company believes there are no potential uncertain tax positions, and all tax returns are correct as filed. Should the Company recognize a liability for uncertain tax positions, the Company will separately recognize the liability for uncertain tax positions on its balance sheet. Included in any liability or uncertain tax positions, the Company will also setup a liability for interest and penalties. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.

There is no U.S. tax provision due to losses from U.S. operations for the years ended January 31, 2021 and 2020. Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities. The principal item giving rise to deferred taxes is the net operating loss carryforward in the U.S. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has set up a valuation allowance for losses for certain carryforwards that it believes may not be realized.

The provision for income taxes consists of the following:

Years Ended January 31,
	2021	2020
Current
Federal	$-	$-
Foreign	-	-

Deferred
Federal	-	-
Foreign	-	-
	$-	$-

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

	Years Ended January 31,
	2021	2020
Book income (loss) from operations	$(615,894)	$(580,992)
Common stock issued for services	421,024	52,931
Impairment expense	-	-
Unused operating losses	194,870	528,061
Income tax expense	$-	$-

As of January 31, 2021, the Company recorded a deferred tax asset associated with a net operating loss (“NOL”) carryforward of approximately $5,300,000 that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize those benefits in the foreseeable future. The Company’s NOL expires in 2038. The valuation allowance increased by approximately $810,000 during the year ended January 31, 2021. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) significantly revised U.S. corporate income tax law by, among other things, reducing the corporate rate from 34% to 21%. Because the Company recognizes a valuation allowance for the entire balance, there is no net impact to the Company’s balance sheet or results of operations.

The types of temporary differences between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

	January 31,
	2021	2020
Net operating loss carryforwards (expire through 2038)	$(1,106,339)	$(698,308)
Stock issued for services	(844,520)	(436,904)
Intangible impairment expense	(525,000)	(525,000)
Valuation allowance	2,475,859	1,660,212
Net deferred taxes	$-	$-

5.	NOTES PAYABLE/CONVERTIBLE DEBT

Notes Payable

On March 21, 2020, the Coronavirus Aid Relief and Economic Security Act (“CARES ACT” was enacted. The CARES ACT established the Paycheck Protection Program (“PPP”) which funds small businesses through federally guaranteed loans. Under the PPP, companies are eligible for forgiveness of principal and interest if the proceeds are used for eligible payroll costs, rent and utility costs. On June 17, 2020, the Company’s subsidiary, 4P Therapeutics, was advanced $34,870 under the PPP, all of which was outstanding as of January 31, 2021. The note matures June 17, 2022 and accrues interest at 0.98% per year.

In March 2020, a minority shareholder who had previously made loans of $215,000 as of January 31, 2020, made an additional loan to the Company in the amount of $60,000, increasing the total loans from the stockholder to $275,000. The loans are interest free and due upon demand. On March 27, 2020, the Company issued 25,000 shares of common stock upon reaching a settlement with the noteholder to convert the notes in the principal balance of $275,000. The transaction resulted in a loss on extinguishment of $12,500. In July 2020, the minority shareholder made an additional loan to the Company in the amount of $100,000. The loan is interest free and due upon demand. The loan was outstanding as of January 31, 2021.

Active Intelligence, the Company’s newly acquired subsidiary, entered into an agreement with the Carolina Small Business Development Fund for a line of credit of $160,000 due October 16, 2029 with interest of 5% per year. The amount assumed in Note 2 was $139,184. The loan requires monthly payments of principal and interest of $1,697. During the year ended January 31, 2021, Active Intelligence made payments of $3,351, and $2,217 were principal payments advanced under the Cares Act. As of January 31, 2020, the amount due was $129,078, of which $13,885 is current.

Pocono has two finance leases secured by equipment. The leases mature in 2025 and 2026. The incremental borrowing rate is 5.0%. As of January 31, 2021, the minimum lease payments are as follow:

Years Ending	January 31, 2022	$24,738
	January 31, 2023	26,295
	January 31, 2024	27,948
	January 31, 2025	26,361
	January 31, 2026	16,202
Total		$121,543

Related Party Payable

As of January 31, 2020, the Company owed its chief financial officer and chief operating officer $29,067 from advances made to the Company. During the year ended January 31, 2021, the Company’s chief financial officer paid expenses of $12,628 on behalf of the Company, the Company’s chief executive officer and chief operating officer advanced the Company $5,500 and the officers were repaid $40,194. As of January 31, 2021, the amount the officers were fully repaid.

On August 31, 2020, in connection with the Company’s acquisition of Pocono Products LLC, the Company issued to Pocono Coated Products LLC a promissory note, net of debt discount, in the amount of $1,332,893 with interest accruing at an annual rate of 0.17%, due on August 28, 2021 or immediately following the earlier of a capital raise of no less than $4,000,000 and/or a public offering of no less than $4,000,000. Pocono Coated Products LLC, a related party, is a shareholder of the Company.

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

The embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15 Derivative and Hedging. The initial fair of the conversion feature was $128,870 and the fair value of the warrants in connection with the notes were valued at $888,789 and were recorded based on their relative fair values. A debt discount to the note payables of $270,000 and an initial derivative discount of $767,650 was recorded.

The debt discount will be amortized over the life of the note. Amortization of the debt discount for the year ended January 31, 2020 was $67,500. As of January 31, 2020, the debt discount remaining was $202,500.

On March 25, 2020, the Company prepaid the convertible notes in the principal amount of $270,000 from the proceeds of a private placement. The total payments, including a prepayment fee of $69,131 and accrued interest, was $345,565. As a result of the payment of the notes, the derivative liability, which was $928,774 as of January 31, 2021, was reduced to zero. The warrants are no longer a derivative liability based on the notes being paid in full. See Note 7 for further information. The total loss of $81,631 was recorded as a result of early prepayment.

Interest expense for the year ended January 31, 2021 was $280,686 including the amortization of the debt discounts of was $272,130 and interest expense of $8,566.

6.	INTANGIBLE ASSETS AND GOODWILL

As of January 31, 2021, and 2020, intangible assets consisted of intellectual property, customer base and trademarks, net of amortization, as follows:

	January 31,	January 31,
	2021	2020
Customer base	$314,100	$136,500
Intellectual property and trademarks	817,400	234,200

Total	1,131,500	370,700

Less: Accumulated amortization	(124,770)	(56,000)

Net Intangible Assets	$1,006,730	$314,700

The value of the intangible assets, consisting of intellectual property and customer base has been recorded at their fair value by the Company after completing a valuation and are being amortized over a period of ten years. Amortization expense for the year ended January 31, 2021 and 2020 was $68,770 and $37,070, respectively.

Estimated Amortization:

Total
Year Ended January 31,
2022	$113,150
2023	113,150
2024	113,150
2025	113,150
2026 and thereafter	554,130
$1,006,730

7.	DERIVATIVE LIABILITIES

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

January 31, 2021
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

Reclassification at March 25, 2020 to settle the liabilities, the expected volatility was 147.47%; risk-free rate of return of 0.36%; exercise price of $11; and expected term of 2.6 months.

8.	RELATED PARTY TRANSACTIONS

a)	On February 19, 2019, the Company granted an executive officer an option to purchased 25,000 shares of the Company’s common stock at an exercise price equal to 75% of the market price on the date the Company receives notice of exercise.

The fair value of the warrant on the date of grant using the Black Scholes model was $252,700 and was expensed during the six months ended July 31, 2019. The warrant expired unexercised on May 19, 2019.

b)	The Company had related party notes with its Chief Financial Officer and Chief Operating Officer. See footnote 5 for further discussion.

c)	In connection with the acquisition of Pocono, the Company recorded various transactions and operations through Pocono Coated Products LLC, a related entity. The transactions included revenue of $68,780, purchase of materials of $33,479, paid expenses of $23,310, and finance payments of $6,763. As of January 31, 2021, Pocono Coated Products LLC owed the Company $5,228. The Company also issued a note in the amount $1,500,000 to Pocono Coated Products LLC. See footnote 5 for further discussion.

d)	During the years ended January 31, 2021, the Company issued 51,825 shares of common stock, valued at $777,375, to executive officers of the Company, based on the market price at the date of issuance, and 78,500 shares of common stock, valued at 1,221,500, to the Company’s current and former independent directors, based on the market price at the date of issuance. The shares were issued on December 31, 2020 at a stock price of $15 per share.

9.	STOCKHOLDER’S EQUITY

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

Activity during the Year Ended January 31, 2021

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

On June 30, 2020, the Company issued 5,000 shares to a consultant for services rendered to the Company. The fair value of the common stock at the date of issuance was $50,000, all of which is included in selling and general administrative expense for the year ended January 31, 2021.

On August 31, 2020, the Company acquired the membership interests in Pocono Coated Products LLC and issued 608,519 shares of its common stock, valued at $6,085,180, and issued a promissory note, net of debt discount, in the amount of $1,332,893. See Note 2 for further information.

On December 31, 2020, the Company issued 130,325 shares of common stock for services, valued at $1,954,875, as follows:

(1)	51,825 shares of common stock, valued at $777,375, issued to executive officers.

(2)	78,500 shares of common stock, valued at $1,177,500, issued to the Company’s current and former independent directors.

Subscription Payable

(1)	On February 25, 2021, in connection with the Company’s License Agreement with Rambam, pursuant to a Stock Purchase Agreement with BPM Inno Ltd (“BPM”), the Company issued 81,396 shares of common stock to BPM and received proceeds of $700,000 to be applied to product development expenses under the License Agreement. The Company entered into the Stock Purchase Agreement with BPM in December 2020 and received a payment of $60,000 which is included in Stockholders’ Equity as Subscription in the Company’s consolidated balance sheet as of January 31, 2021. The balance of the funds was received in February 2021.

(2)	On February 25,2021, the Company issued 5,602 shares of common stock, valued at $60,000, for consulting services pursuant to a consultant agreement commencing December 1, 2020. The Company has reflected $10,000 representing 934 shares as Subscription Payable in the Stockholders’ Equity in the Company’s consolidated balance sheet as of January 31, 2021.

Activity during the Year Ended January 31, 2020

During the year ended January 31, 2020, the Company issued 17,144 shares of common stock to extinguish accounts payable in the amount of $240,000.

10.	WARRANTS AND OPTIONS

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company’s common stock issued to non-employees of the Company.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2019	182,500	$6.32	0.35	$4,101,000

Granted	50,000	20.90	3.00 years	-

Exercised	-	-	-	-

Expired/Cancelled	(162,500)	5.38	-	-

Outstanding, January 31, 2020	70,000	$18.93	2.08 years	-

Granted	91,828	12.53	3.00 years	-

Expired/Cancelled	(20,000)	14.00	-	-

Exercised	-	-	-	-

Outstanding-period ending January 31, 2021	141,828	$11.99	2.16	$853,311

Exercisable - period ending January 31, 2021	141,828	$11.99	2.16	$853,311

As a result of a completed private placement, the warrants to purchase 50,000 shares at the lesser of (i) $20.90 or, (ii) if the Company completes its public offering of its common stock, 110% of the initial public offering price of the Common Stock in the public offering, became a warrant to purchase 95,000 warrants at $11 per share, subject to adjustment pursuant to the antidilution provisions of the warrant. The Company recorded a derivative liability for the warrants in the amount of $906,678 and reclassed the derivative liability to additional paid-in capital as of January 31, 2021.

The following table summarizes additional information relating to the warrants outstanding at January31, 2021:

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life(Years)	Exercise Price for Shares Outstanding	Number Exercisable	Exercise Price for Shares Exercisable
$11.00	95,000	1.75	$11.00	95,000	$11.00
$14.00	46,828	2.24	$14.00	46,828	$14.00

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

The Company had operating leases for its facilities used for research and development, sales and administration. These leases have been terminated. The Company is currently operating its manufacturing operations on a month-to-month basis in a North Carolina facility under a verbal commitment. The monthly rent is $4,200.

See financing leases for equipment in Note 5.

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

Employment Agreements

The Company entered into a three-year employment agreement with Gareth Sheridan, our CEO, effective April 25, 2019. The agreement also provides that the executive will continue as a director. The agreement provides for an initial term, commencing on the effective date of the agreement and ending on January 31, 2024., and continuing on a year-to-year basis thereafter unless terminated by either party on not less than 30 days’ notice given prior to the expiration of the initial term or any one-year extension. For his services to the Company during the term of the agreement, Mr. Sheridan receives an annual salary $42,000 per annum, commencing on the effective date of the agreement and increasing to $170,000 per annum in the month in which the Company shall have received not less than $2,500,000 from one or more public or private financings of the Company’s equity securities subsequent to the date of the agreement. During the year ended January 31, 2021, the salary was increased to $60,000 per anum.

Rambam Agreement

On December 9, 2020, the Company entered into a License Agreement (the “License Agreement”) with Rambam Med-Tech Ltd. (“Rambam”), Haifa, Israel, to develop the RAMBAM Closed System Transfer Device (“CTSD”) and such other products as the parties agree to develop/commercialize. The Company will license from Rambam the full technology, IP, and title to CTSD in the field, with an Initial license fee of $50,000 and running royalties on net sales. The $50,000 license fee was paid in February 2021, at which time the agreement became effective.

The Company had entered into a prior agreement, dated November 13, 2020, with BPM Inno Ltd., Kiryat, Israel (“BPM”), that, in consideration of BPM’s introduction of Rambam to the Company, provided for BPM to have the rights as the exclusive of agent of the Company with Rambam and any other parties similarly introduced by BPM, and for a commission payable to BPM by the Company of 4.5% of revenues received by the Company resulting from the introduction of Rambam (and any other companies as to which the exclusive agency of BPM was in effect), and for BPM’s payment of a royalty to Rambam. If the Company fails to commercialize the medical products subject to the License Agreement with Rambam within 36 months, under the November 13, 2020 agreement, BPM and the Company would share 50/50 in the revenues generated from sales of the licensed products from Rambam. This agreement further provides that it will be effective for a period of 10 years, with either party having the right to terminate on notice given 30 days prior to the desired termination, and also provided for certain territorial distribution rights of BPM as are set forth in the March 10, 2021 Distribution Agreement between the Company and BPM.

BPM Distribution and Stock Purchase Agreements

(a)	On March 10, 2021, the Company finalized the Distribution Agreement with BPM, providing for distribution of the medical products developed and produced under the License Agreement. Under the Distribution Agreement, BPM has the right to distribute the medical products in Israel and has a right of first refusal in relation to all other countries/states, other than United States, Korea, China, Vietnam, Canada and Ecuador, which are termed excluded countries.

(b)	The Company and BPM entered into a Stock Purchase Agreement (“SPA”), dated December 7, 2020, providing for the purchase by BPM of 81,396 shares of common stock at a price of $8.60 per share, or $700,000. In December 2020, the Company received an initial payment of $60,000 under the SPA, which is included in Stockholders’ Equity in the Company’s consolidated balance sheet as of January 31, 2021. On February 25, 2021, in connection with the Company’s License Agreement with Rambam, pursuant to the SPA, the Company issued 81,395 shares of common stock to BPM and received the balance of the proceeds of $700,000 to be applied to product development expenses under the License Agreement.

13.	SUBSEQUENT EVENTS

(a)	On February 10, 2021, the Company issued 12,500 shares of common stock, valued at $350,000, for consulting fee in connection with Rambam License Agreement.

(b)	On February 25,2021, the Company issued 5,602 shares of common stock, valued at $60,000, for consulting services pursuant to a consultant agreement commencing December 1, 2020.