Form 10-Q
period 2021-04-30
NutriBand Inc.
filed 2021-06-14
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, was 6,356,270 shares as of June 11, 2021.

NUTRIBAND INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the three months ended April 30, 2021 and 2020 are not necessarily indicative of the results for the entire fiscal year or for any other period.

NUTRIBAND INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
	2021	2021
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$410,754	$151,993
Accounts receivable	150,810	109,347
Inventory	90,266	52,848
Prepaid expenses	282,542	-
Total Current Assets	934,372	314,188

PROPERTY & EQUIPMENT-net	1,071,597	1,076,626

OTHER ASSETS:
Goodwill	7,529,875	7,529,875
Intangible assets-net	1,024,276	1,006,730

TOTAL ASSETS	$10,560,120	$9,927,419

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$873,988	$940,612
Deferred revenue	69,894	86,846
Notes payable-related party	1,439,077	1,402,523
Finance lease liabilities-current portion	25,119	24,740
Notes payable-current portion	114,060	113,885
Total Current Liabilities	2,522,138	2,568,606

LONG-TERM LIABILITIES:
Notes payable-net of current portion	111,613	150,063
Finance lease liabilities-net of current portion	90,380	96,804
Total Liabilities	2,724,131	2,815,473

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized; 6,356,270 and 6,256,772 shares issued and outstanding at April 30, 2021 and January 31, 2021, respectively	6,356	6,257
Additional paid-in-capital	19,980,999	18,871,098
Subscription payable	-	70,000
Accumulated other comprehensive loss	(304)	(304)
Accumulated deficit	(12,151,062)	(11,835,105)
Total Stockholders’ Equity	7,835,989	7,111,946

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,560,120	$9,927,419

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (UNAUDITED)

	For the Three Months Ended
	April 30,
	2021	2020

Revenue	$433,488	$119,364

Costs and expenses:
Cost of revenues	168,844	74,939
Selling, general and administrative expenses	579,608	191,917
Total Costs and Expenses	748,452	266,856

Loss from operations	(314,964)	(147,492)

Other income (expense)
Gain (loss) on extinguishment of debt	39,876	(12,500)
Early prepayment fee on convertible debenture	-	(69,131)
Gain on change in fair value of derivative	-	22,096
Interest expense	(40,869)	(205,167)
Total other income (expense)	(993)	(264,702)

Loss from operations before provision for income taxes	(315,957)	(412,194)

Provision for income taxes	-	-

Net loss	$(315,957)	$(412,194)

Net loss per share of common stock-basic and diluted	$(0.05)	$(0.08)

Weighted average shares of common stock outstanding - basic and diluted	6,329,438	5,469,033

Other Comprehensive Loss:

Net loss	$(315,957)	$(412,194)

Foreign currency translation adjustment	-	-

Total Comprehensive Loss	$(315,957)	$(412,194)

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Subscription
	Total	shares	Amount	Capital	Income(Loss)	Deficit	Payable
Balance, February 1, 2021	$7,111,946	6,256,772	$6,257	$18,871,098	$(304)	$(11,835,105)	$70,000

Common stock issued for proceeds and in payment for license	640,000	81,396	81	699,919	-	-	(60,000)

Common stock issued for services	400,000	18,102	18	409,982	-	-	(10,000)

Net loss for the three months ended April 31, 2021	(315,957)	-	-	-	-	(315,957)	-

Balance, April 30, 2021	7,835,989	6,356,270	6,356	19,980,999	(304)	(12,151,062)	0

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Subscription
	Total	shares	Amount	Capital	Income(Loss)	Deficit	Payable
Balance, February 1, 2020	$175,433	5,441,100	$5,441	$9,072,573	$(304)	$(8,902,277)	$-

Proceeds from common stock and warrants	515,108	46,828	47	515,061	-	-	-

Issuance of common stock for notes payable	287,500	25,000	25	287,475	-	-	-

Reclassification of warrants from liabilitiy to equity	906,678	-	-	906,678	-	-	-

Net loss for the three months ended April 30, 2020	(412,194)	-	-	-	-	(412,194)

Balance, April 30, 2020	1,472,525	5,512,928	5,513	10,781,787	(304)	(9,314,471)	-

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	April 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(315,957)	$(412,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of the Company by related party	-	3,628
Depreciation and amortization	76,262	18,046
Early prepayment fee on convertible debentures	-	69,131
(Gain) loss on extinguishment of debt	(39,875)	12,500
Gain on change in fair value of derivative	-	(22,096)
Amortization of debt discount	36,554	202,500
Amortization of right of use asset	-	4,805
Stock-based compensation	127,500	-
Changes in operating assets and liabilities:
Account receivable	(41,463)	(26,811)
Prepaid expenses	(10,042)	13,750
Inventories	(37,418)	-
Customer deposits	(16,952)	-
Operating lease liability	-	(4,968)
Accounts payable and accrued expenses	(58,024)	(59,805)
Net Cash Used In Operating Activities	(279,415)	(201,514)

Cash flows from investing activities:
Purchase of equipment	(38,779)	-
Net Cash Used in Investing Activities	(38,779)	-

Cash flows from financing activities:
Proceeds from sale of common stock	583,000	515,108
Proceeds from notes payable	-	60,000
Payment of convertible debt	-	(339,131)
Payment of finance leases	(6,045)	-
Payment of related party payables	-	(24,000)
Net Cash Provided by Financing Activities	576,955	211,977

Effect of exchange rate on cash	-	-

Net change in cash	258,761	10,463

Cash and cash equivalents - Beginning of period	151,993	10,181

Cash and cash equivalents - End of period	$410,754	$20,644

Supplementary information:

Cash paid for:
Interest	$2,715	$6,525

Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Derivative liability warrant reclassed to equity	$-	$906,678

Common stock issued for prepaid consulting	$400,000	$-

Common stock issued for settlement of debt	$-	$287,500

Non-cash payment for license agreement	$57,000	$-

Common stock issued for subscription payable	$70,000	$-

See notes to unaudited consolidated financial statements.

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Three Months Ended April 30, 2021 and 2020

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

Pocono Pharmaceuticals is a coated products manufacturing entity organized to take advantage of unique process capabilities and experience. Pocono helps their customer with product design and development along with manufacturing to bring new products to market with minimal capital investment. Pocono Pharmaceutical’s competitive edge is a low-cost manufacturing base: a result of its unique processes and state of the art material technology. Active Intelligence manufactures activated kinesiology tape. The tape has transdermal and topical properties. This tape is used as the same as traditional kinesiology tape.

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

Unaudited Interim Financial Statements

The consolidated balance sheet as of April 30, 2021, and the consolidated statements of operations, stockholders’ equity, and cash flows for the periods presented have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made. The results for the three months ended April 30, 2021, are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Nutriband’s Annual Report on Form 10-K for the year ended January 31, 2021.

Certain information and footnote disclosures required under generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted from these consolidated financial statements pursuant to the rules and regulations, including the interim reporting requirements of the U.S. Securities and Exchange Commission (“SEC”). The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosures of contingent amounts in our consolidated financial statements and accompanying footnotes. Actual results could differ from estimates.

The Company’s significant accounting policies are summarized in Note 1 in the Company’s Annual Report on Form 10-K for the year ended January 31, 2021. There were no significant changes to these accounting policies during the three months April 30, 2021.

Going Concern

As of April 30, 2021, the Company believes the substantial doubt about its status as a going concern has been resolved. The going concern conditions that caused substantial doubt consisted of current quarter net loss, negative working capital, negative cash flow, and accumulated deficit. Management has implemented plans to alleviate the substantial doubt. These plans include a substantial increase in sales commitments, a decrease in planned overhead expenses, equity funding that has been received and additional funding expected to be received, and the net revenue and positive cash flow from its recent acquisitions. These factors did not exist in prior years during its start-up operations. The Company’s recent history of losses has changed from prior periods due to its management’s plans including its acquisition in the latter part of 2020 to alleviate the substantial doubt about the Company’s ability to continue as a going concern. Management’s plans have been currently implemented. The plans enable the Company to meet its obligations for at least one year from the date when the financial statements are issued.

Principles of Consolidation

The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. The operations of 4P Therapeutics are included in the Company’s financial statements from the date of acquisition of August 1, 2018, and the operations of Pocono and Active Intelligence are included in the Company’s financial statements from the date of acquisition of September 1, 2020. The wholly owned subsidiaries are as follows:

Nutriband Ltd.

4P Therapeutics LLC

Pocono Pharmaceuticals Inc.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates including, but not limited to, those related to such items as income tax exposures, accruals, depreciable/useful lives, allowance for doubtful accounts and valuation allowances. The Company bases its estimates on historical experience and on other various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

The Company’s significant policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2021. There were no significant changes to the accounting policies during the three months ended April 30, 2021, and the Company does not expect that the adoption of other accounting pronouncements will have a material impact on its financial statements.

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

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by type and by geographical location. See the tables:

	Three Months Ended
	April 30,
	2021	2020
Revenue by type
Sale of goods	$327,512	$61,320
Services	105,976	58,044
Total	$433,488	$119,364

	Years Ended
	January 31,
	2021	2020
Revenue by geographic location:
United States	$346,888	$58,044
Foreign	86,600	61,320
	$433,488	$119,364

Account receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-applicable accounts. For the three months ended April 30, 2021 and 2020, the Company recorded no bad debt expense for doubtful accounts related to account receivable.

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

Property, Plant and Equipment

Property and equipment represent an important component of the Company’s assets. The Company depreciates its plant and equipment on a straight-line basis over the estimated useful life of the assets. Property, plant and equipment is stated at historical cost. Expenditures for minor repairs, maintenance and replacement parts which do not increase the useful lives of the assets are charged to expense as incurred. All major additions and improvements are capitalized. Depreciation is computed using the straight-line method. The lives over which the fixed assets are depreciated range from 3 to 20 years as follows:

Lab Equipment	5-10 years
Furniture and fixtures	3 years
Machinery and equipment	10-20 years

Intangible Assets

Intangible assets include trademarks, intellectual property and customer base acquired through business combinations. The Company accounts for Other Intangible Assets under the guidance of ASC 350, “Intangibles-Goodwill and Other.” The Company capitalizes certain costs related to patent technology. A substantial component of the purchase price related to the Company’s acquisitions have also been assigned to intellectual property and other intangibles. Under the guidance, other intangible assets with definite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are tested annually for impairment. Trademarks, intellectual property and customer base are being amortized over their estimated useful lives of ten years.

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. As of April 30, 2021, Goodwill amounted to $7,529,875.

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of April 30, 2021, and 2020, there were 141,830 and 161,828 common stock equivalents outstanding, respectively, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value on the balance sheet. The Company uses estimates at fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, when available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The value presented may not represent future fair values and may not be reliable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of April 30, 2021, and January 31, 2021, the Company had no derivative liabilities.

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

Details of the net assets acquired are as follows:

Fair value
Recognized on
Acquisition
Common stock issued	$6,085,180
Note payable issued	1,332,893
$7,418,073

Cash	$66,994
Account receivable	1,761
Inventory	42,613
Equipment and fixtures	1,056,935
Customer base	177,600
Intellectual property and trademarks	583,200
Goodwill	5,810,640
Accounts payable and accrued expenses	(26,104)
Deferred revenue	(26,851)
Debt	(268,715)
Net assets acquired	$7,418,073

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

	Three Months Ended
	April 30,
	2020
	As Reported	Proforma
Net revenue	$119,364	$303,189

Net loss	(412,194)	(444,650)

Loss per common share - basic and diluted	(0.08)	(0.08)

4.	PROPERTY AND EQUIPMENT

	April 30,	January 31,
	2021	2021
Lab equipment	$144,585	$144,585
Machinery and equipment	1,086,915	1,056,935
Furniture and fixtures	28,442	19,643
	1,259,942	1,221,163

Less: Accumulated depreciation	(188,345)	(144,537)
Net Property and Equipment	$1,071,597	$1,076,626

Depreciation expense amounted to $43,808 and 8,779 for the three months ended April 30, 2021 and 2020, respectively.

5.	NOTES PAYABLE/CONVERTIBLE DEBT

Notes Payable

On March 21, 2020, the Coronavirus Aid Relief and Economic Security Act (“CARES ACT” was enacted. The CARES ACT established the Paycheck Protection Program (“PPP”) which funds small businesses through federally guaranteed loans. Under the PPP, companies are eligible for forgiveness of principal and interest if the proceeds are used for eligible payroll costs, rent and utility costs. On June 17, 2020, the Company’s subsidiary, 4P Therapeutics, was advanced $34,870 under the PPP, all of which was forgiven as of April 30, 2021. The Company recorded a gain on the extinguishment of debt of $34,870 during the three months ended April 30, 2021.

In July 2020, a minority shareholder made an additional loan to the Company in the amount of $100,000. The loan is interest- free and due upon demand. The loan was outstanding as April 30, 2021, and January 31, 2021.

Active Intelligence, the Company’s newly acquired subsidiary, entered into an agreement with the Carolina Small Business Development Fund for a line of credit of $160,000 due October 16, 2029, with interest of 5% per year. The amount assumed in Note 3 was $139,184. The loan requires monthly payments of principal and interest of $1,697. During the three months ended April 30, 2021, principal and interest payments of $5,006 were forgiven under the Cares Act. The amount has been recorded as a gain on the forgiveness of debt. As of April 30, 2021, the amount due was $125,673, of which $14,060 is current.

Finance Leases

Pocono has two finance leases secured by equipment. The leases mature in 2025 and 2026. The incremental borrowing rate is 5.0%. As of April 30, 2021, the minimum lease payments are as follow:

Years Ending January 31, 2022	$18,694
January 31, 2023	26,295
January 31, 2024	27,948
January 31, 2025	26,361
January 31, 2026	16,202
Total	$115,499

Related Party Payable

On August 31, 2020, in connection with the Company’s acquisition of Pocono Products LLC, the Company issued to Pocono Coated Products LLC a promissory note, net of debt discount, in the amount of $1,332,893 with interest accruing at an annual rate of 0.17%, due on August 28, 2021, or immediately following the earlier of a capital raise of no less than $4,000,000 and/or a public offering of no less than $4,000,000. Pocono Coated Products LLC, a related party, is a shareholder of the Company. During the three months ended April 30, 2021, the Company recorded amortization of debt discount of $36,554. As of April 30, 2021, the amount due was $1,439,077.

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

The debt discount will be amortized over the life of the note. Amortization of the debt discount for the three months ended April 30, 2020 was $202,500.

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

Interest expense for the three months ended April 30, 2021was $40,869 including the amortization of the debt discount of $36,554 and interest expense of $4,315. Interest expense for the three months ended April 30, 2020 was $205,167 including the amortization of debt discount of $202,500 and interest expense of $2,667.

6.	INTANGIBLE ASSETS

As of April 30, 2021, and January 31, 2021, intangible assets consisted of intellectual property, customer base and trademarks, net of amortization, as follows:

	April 30,	January 31,
	2021	2021
Customer base	$314,100	$314,100
License agreement	50,000	0
Intellectual property	817,400	817,400

Total	1,181,500	1,131,500

Less: Accumulated amortization	(157,224)	(124,770)

Net Intangible Assets	$1,024,276	$1,006,730

In February 2021, the Company acquired an IP license for $50,000, see Note 10- “Rambam Agreement” for further information regarding the license agreement. The value of the intangible assets, consisting of intellectual property, license agreement and customer base has been recorded at their fair value by the Company and are being amortized over a period of three to ten years. Amortization expense for the three months ended April 30, 2021, and 2020 was $32,454 and $9,267, respectively.

Estimated Amortization:
Total
Year Ended January 31,
Remainder of 2022	$97,325
2023	129,776
2924	129,776
2026	113,109
2026 and thereafter	554,290
$1,024,276

7.	RELATED PARTY TRANSACTIONS

a)	The Company had related party notes with its former Chief Financial Officer and Chief Operating Officer. See footnote 5 for further discussion.

b)	In connection with the acquisition of Pocono, the Company recorded various transactions and operations through Pocono Coated Products LLC, a related entity. During the three months ended April 30, 2021, the Company was advanced $7,862 in finance payments. As of April 30, 2021, the Company owed Pocono $2,634. The Company also issued a note in the amount of $1,500,000 to Pocono Coated Products LLC. See footnote 5 for further discussion.

8.	STOCKHOLDERS’ EQUITY

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

Activity during the Three Months Ended April 30, 2021

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

Activity during the Three Months Ended April 30, 2020

(1)	On February 25, 2021, in connection with the Company’s License Agreement with Rambam, pursuant to a Stock Purchase Agreement with BPM Inno Ltd (“BPM”), the Company issued 81,396 shares of common stock to BPM and received proceeds of $700,000 to be applied to product development expenses under the License Agreement. The Company entered into the Stock Purchase Agreement with BPM in December 2020 and received a payment of $60,000 which is included in Stockholders’ Equity as Subscription Payable in the Company’s consolidated balance sheet as of January 31, 2021. In February 2021, BPM advanced a payment for the Company to Rambam in the amount of $57,000 for the license fee. The balance of the funds of $583,000 was received in February 2021. See footnote 10 for further discussion.

(2)	On February 25, 2021, the Company issued 5,602 shares of common stock, valued at $60,000, for consulting services pursuant to a consultant agreement commencing December 1, 2020. The Company has reflected $10,000 representing 934 shares as Subscription Payable in the Stockholders’ Equity in the Company’s consolidated balance sheet as of January 31, 2021. As of April 30, 2021, $10,000 is included in prepaid expenses.

On February 15, 2021, the Company issued 12,500 shares of common stock, valued at $350,000, for consulting fees in connection with the Rambam License Agreement.

9.	WARRANTS

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company’s common stock issued to non-employees of the Company.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2021	141,828	$11.99	2.16 years	$285,000

Granted	-	-	-	-

Expired/Cancelled	-	-	-	-

Exercised	-	-	-	-

Outstanding-period ending April 30, 2021	141,828	$11.99	1.67 years	$852,320

Exercisable - period ending April 30, 2021	141,828	$11.99	1.67 years	$852,320

The following table summarizes additional information relating to the warrants outstanding as of April 30, 2021:

Range of Exercise	Number	Remaining Contractual	Exercise Price for	Number	Exercise Price for	Intrinsic
Prices	Outstanding	Life(Years)	Shares Outstanding	Exercisable	Shares Exercisable	Value

$11.00	95,000	1.50	$11.00	95,000	$11.00	$665,000
$14.00	46,828	1.50	$14.00	46,828	$14.00	$187,320

10.	COMMITMENTS AND CONTIGENCIES

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

On April 29, 2019, the Company filed a securities fraud action in the U.S. District Court for the Eastern District of New York against Raymond Kalmar, Paul Murphy, Michelle Polly-Murphy, Advanced Health Brands and TD Therapeutic, Inc. In the complaint the Company alleges that in 2017, the defendants fraudulently and deceitfully obtained 1,250,000 shares of common stock by orchestrating a months-long scheme to defraud the Company. The Company is seeking the return of the shares of common stock and monetary damages resulting from the defendants’ fraudulent conduct. The defendants filed a motion to dismiss the complaint on August 23, 2019, and on September 13, 2019, the Company filed its response. On July 20, 2020, the Court denied the defendant’s motion to dismiss the complaint, and the parties have recently commenced the discovery phase of the litigation. No trial date has been scheduled by the Court.

Employment Agreements

The Company entered into a three-year employment agreement with Gareth Sheridan, our CEO, effective April 25, 2019. The agreement also provides that the executive will continue as a director. The agreement provides for an initial term, commencing on the effective date of the agreement and ending on January 31, 2024, and continuing on a year-to-year basis thereafter unless terminated by either party on not less than 30 days’ notice given prior to the expiration of the initial term or any one year extension. For his services to the Company during the term of the agreement, Mr. Sheridan receives an annual salary $42,000 per annum, commencing on the effective date of the agreement and increasing to $170,000 per annum in the month in which the Company shall have received not less than $2,500,000 from one or more public or private financings of the Company’s equity securities subsequent to the date of the agreement. During the year ended January 31, 2021, the salary was increased to $60,000 per annum.

Rambam Agreement

On December 9, 2020, the Company entered into a License Agreement (the “License Agreement”) with Rambam Med-Tech Ltd. (“Rambam”), Haifa, Israel, to develop the RAMBAM Closed System Transfer Device (“CTSD”) and such other products as the parties agree to develop/commercialize. The Company will license from Rambam the full technology, IP, and title to CTSD in the field, with an Initial license fee of $50,000 and running royalties on net sales. The $50,000 license fee was paid by a third party at the direction of the Company in February 2021, at which time the agreement became effective.

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

BPM Distribution and Stock Purchase Agreements

(a)	On March 10, 2021, the Company finalized the Distribution Agreement with BPM, providing for distribution of the medical products developed and produced under the License Agreement. Under the Distribution Agreement, BPM has the right to distribute the medical products in Israel and has a right of first refusal in relation to all other countries/states, other than United States, Korea, China, Vietnam, Canada and Ecuador, which are termed excluded countries.

(b)	The Company and BPM entered into a Stock Purchase Agreement (“SPA”), dated December 7, 2020, providing for the purchase by BPM of 81,396 shares of common stock at a price of $8.60 per share, or $700,000. In December 2020, the Company received an initial payment of $60,000 under the SPA, which is included in Stockholders’ Equity in the Company’s consolidated balance sheet as of January 31, 2021. On February 25, 2021, in connection with the Company’s License Agreement with Rambam, pursuant to the SPA, the Company issued 81,395 shares of common stock to BPM and received the balance of the proceeds of $700,000 to be applied to product development expenses under the License Agreement.

11.	SUBSEQUENT EVENTS

There were no reportable subsequent events as of the date of this filing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended January 31, 2021, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

References to “we,” “us,” “our” and words of like import refer to Nutriband Inc. and its subsidiaries unless the context indicates otherwise. Unless the context indicates otherwise, references to 4P Therapeutics relate to the operations of 4P Therapeutics LLC prior to our acquisition of 4P Therapeutics on August 1, 2018, and references to Pocono and Active Intelligence to operations of those companies prior to our acquisition of the PCP segment on August 31, 2020.

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

On March 25, 2020, we completed a private placement of 46,828 units at a price of $11 per unit. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $14 per share. The warrants expire April 30, 2023. We issued a total of 46,828 shares of common stock and warrants to purchase 46,828 shares of common stock. We received proceeds of $515,113.

On March 25, 2020, we paid off the convertible notes in the principal amount of $270,000 from the proceeds of the private placement. The total payments, including the prepayment penalty and accrued interest, was $345,656. The payment was made from the proceeds of the private placement. As a result of the payment of the notes, the derivative liability, which was $928,774 at April 30, 20200, was reduced to zero. As a result of a completed private placement, the warrants to purchase 50,000 shares at the lesser of (i) $20.90 or, (ii) if the Company completes its public offering of its common stock, 110% of the initial public offering price of the Common Stock in the public offering, became a warrant to purchase 95,000 warrants at $11 per share, subject to adjustment pursuant to the antidilution provisions of the warrant. The Company recorded a derivative liability for the warrants in the amount of $906,678 and reclassed the derivative liability to additional paid-in capital as of January 31, 2021.

In March 2020, a minority stockholder who had previously made loans to us in the total amount of $215,00, made an additional loan to us in the amount of $60,000, increasing the total loans from the stockholder to $275,000. On March 27, 2020, we issued 25,000 shares of common stock upon conversion of the notes.

Pursuant to a Stock Purchase Agreement (“SPA”), dated December 7, 2020, with the Company, BPM Inno Ltd., Kiryat, Israel, purchased 81,396 shares of common stock at a price of $8.60 per share, or $700,000, which provided payment for the RamBam license. The transaction was completed at a closing on February 26, 2021.

Results of Operations

Three Months Ended April 30, 2021 and 2020

For the three months ended April 30, 2021, we generated revenue of $433,488 and our costs of revenue were $168,644, resulting in a gross margin of $264,844. For the three months ended April 30, 2020, we generated revenue of $119,364 and our costs of revenue were $74,939, resulting in negative gross margin of $44,425. Our revenue for April 30, 2021 was derived from three sources – (1) a continuation of research and development contracts of the type 4P Therapeutics performed prior to our acquisition, which accounted for $105,976, (2) sales of our consumer transdermal product to or South Korean distributor, which accounted for $86,600 which our distributor purchased for its preliminary marketing efforts since the product has not obtained regulatory approval for retail sales in South Korea and (3) sales from our recent acquisition of transdermal patches, which accounted for $240,912. Since we do not have the funds for development of our lead product, the 4P Therapeutics fixed costs are allocated to the contract services that we perform for clients. Our cost of revenue for our contract research and development services represents basically our labor cost plus a modest amount of material costs which we passed on to the client. The Company moved from the 4P facilities, and many of the prior costs relating to the facility were not incurred.

For the three months ended April 30, 2021, our selling, general and administrative expenses were $579,608 primarily legal, accounting and non-cash expenses compared to $191,917 for the three months ended April 30, 2020.The increase from 2020 is primarily attributable to non-cash consulting expenses of $127,500 and the inclusion of expenses of $164,637 of Active Intelligence in 2021.

During the three months ended April 30, 2020, we incurred gain on change in fair value of derivatives of $22,096 in connection with our October 2019 financing in which we raised gross proceeds of $250,000 and net proceeds of approximately $230,000 from the sale of convertible notes and warrants.

We incurred interest expense of $40,869, primarily from the amortization of debt discounts for the three months ended April 30, 2021, as compared to $205,167 for the three months ended April 30, 2020.

As a result of the foregoing, we sustained a net loss of $315,957 or $(0.05) per share (basic and diluted) for the three months ended April 30, 2021, compared with a loss of $412,194, or $(0.08) per share (basic and diluted) for the three months ended April 30, 20200.

Liquidity and Capital Resources

As of April 30, 2021, we had $410,754 in cash and cash equivalents and a working capital deficiency of $1,587,766, as compared with cash and cash equivalents of $151,993 and working capital deficiency of $2,254,418 as of January 31, 2021. The Company received proceeds of $583,000 from the sale of common stock during the three months ended April 30, 2021.

For the three months ended April 30, 2021, we used cash of $279,415 in our operations. The principal adjustments to our net loss of $315,957 were amortization of debt discount of $36,554, depreciation and amortization of $76,262, and stock-based compensation of $127,500, offset by a gain on extinguishment of debt $39,875.

For the three months ended April 30, 2021, we had cash flows of $576,955 from financing activities, primarily $583,000 from gross proceeds from the sale of common stock.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Going Concern

As of April 30, 2021, the Company believes the substantial doubt about its status as a going concern has been resolved. The going concern conditions that caused substantial doubt consisted of current quarter net loss, negative working capital, negative cash flow, and accumulated deficit. Management has implemented plans to alleviate the substantial doubt. These plans include a substantial increase in sales commitments, a decrease in planned overhead expenses, equity funding that has been received and additional funding expected to be received, and the net revenue and positive cash flow from its recent acquisitions. These factors did not exist in prior years during its start-up operations. The Company’s recent history of losses has changed from prior periods due to its management’s plans including its acquisition in the latter part of 2020 to alleviate the substantial doubt about the Company’s ability to continue as a going concern. Management’s plans have been currently implemented. The plans enable the Company to meet its obligations for at least one year from the date when the financial statements are issued.

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

Deferred Revenue

Deferred revenue is a liability related to a revenue producing activity for which revenue has not been recognized. The Company records deferred revenue when it receives consideration from a contract before achieving certain criteria that must be met for revenue to be recognized in accordance with GAAP. As of April 30, 2021 and January 31, 2021, the balance of deferred revenue was $69,894 and $86,846, respectively.

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. As of April 30, 2021 and January 31, 2021, Goodwill amounted to $7,529,875.

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

Disclosure controls and procedures.

As of the end of period covered by this report, we carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, we concluded that our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel, and excessive reliance on third-party consultants for accounting, financial reporting and related activities. During the past fiscal year we have added qualified accounting personnel, so the Company does not have to rely on third-party consultants. The Company has established additional monitoring controls over the financial statements. We have also improved our internal controls to provide for a detailed accounting review of all revenue items and accounts receivable and accounts payable transactions in connection with the entry and categorization of each transaction in the preparation of the Company’s financial statements.

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

On July 27, 2018, we commenced an action in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, against Advanced Health Brands, Inc., Raymond Kalmar, Paul Murphy, Michelle Polly-Murphy, Laura Fillman and John Baker, together with a Motion for Temporary Injunction Without Notice and a Motion for Prejudgment Writ of Replevin arising from our decision to seek to rescind for misrepresentation the agreement by which we acquired advanced Health Brands, Inc. for 1,250,000 shares of common stock valued at $2,500,000 and seek return of the shares. On August 2, 2018, the court entered a Temporary Injunction Without Notice and an Order to Show Cause against the defendants. Defendants Kalmar, Murphy, Polly-Murphy, and Baker filed a Motion to Dismiss our Verified Complaint, Motion to Dissolve Temporary Injunction Without Notice and Response to Order to Show Cause, and Motion to Compel Arbitration. On January 4, 2019, the court dismissed our complaint with prejudice, and directed the defendants to assign to us within 30 days, the six patents never duly transferred to us. On February 1, 2019, we appealed the court’s order. Pursuant to a settlement agreement with one of the defendants, that defendant returned the 50,000 shares which had been issued to her, and the shares were cancelled as of January 31, 2019. On June 7, 2019, the individual defendants (other than the defendant whom we have a settlement agreement), filed a motion for sanctions and civil contempt against us, which generally claimed that we failed to comply with the Court’s January 4, 2019 order by refusing to issue the Ruling 144 letters that would allow the defendants to transfer their shares of common stock. On October 29, 2019, the Court denied the defendants’ motion. On March 20, 2020, the Florida district court of appeal reversed the lower court ruling in the Florida state court action that dismissed our complaint with prejudice, and gave us leave to file an amended complaint/

On August 22, 2018, four of the defendants in the Florida action described in the previous paragraph filed a complaint against us in the Franklin County, Ohio Court of Common Pleas seeking a declaratory judgment permitting them to sell the shares of common stock they received pursuant to the acquisition agreement. The parties have agreed to a stay pending the outcome of the Florida litigation.

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

Our business is impacted by the following additional key risks:

●	Our business could be adversely affected by the effects of health pandemics or epidemics, including the recent outbreak of COVID-19, which was declared by the World Health Organization as a global pandemic, and is resulting in travel and other restrictions to reduce the spread of the disease, including state and local orders across the country, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. The effects of these orders, government-imposed quarantines and measures we would take, such as work-from-home policies, may negatively impact productivity, disrupt our business and could delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition. Further, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which could disrupt our supply chain.

●	The FDA regulatory process may take longer and be more expensive than we anticipate without any assurance that we will obtain FDA approval.

●	If we are not able to obtain FDA approval for our lead product, we may not have the resources to develop any other product, and we may not be able to continue in business.

●	We may not be able to launch any products for which we receive FDA marketing approval.

●	We may not be able to establish a distribution network for the marketing and sale of any products for which we receive FDA approval.

●	We may not be able to establish manufacturing facilities in compliance with FDA good manufacturing practices or to enter into manufacturing agreements for the manufacture of our products in an FDA approved manufacturing facility.

●	It may be necessary to us to enter into a joint venture or other strategic relationship in order to develop, perform clinical testing for, manufacture or market any of our proposed products. We may not be able to enter into such a relationship, and any relationship may not be successful, and the other party may have business interests and priorities that are different from ours.

●	We are party to a settlement agreement with the SEC resulting from statements in our SEC filings that did not accurately reflect the FDA’s jurisdiction over our consumer products and did not disclose that we could not legally market these products in the United States. The settlement included a cease-and-desist order against violating the provisions of the Securities Exchange Act which require us to file accurate registration statements and annual reports with the SEC. Our failure to comply with our obligations under the settlement agreement could result in enforcement proceedings against us or our officers.

●	We may not be able to protect our rights in our intellectual property, and we may be subject to intellectual property litigation which would be expensive and disruptive of our operations even if we eventually prevail on the merits.

●	Unanticipated side effects or other adverse events resulting from the use of our product could require a recall of our products and, even if no recall is required, our reputation could be impaired by side effects.

●	We may not be able to evaluate potential acquisition candidates, with the result that we may not be able to benefit from the acquisition or integrate the acquired business with our business. We have recently incurred an impairment charge as a result of an acquisition when the intellectual property assets of the acquired company were not as represented. We cannot assure you that we will not incur similar or other problems with any future acquisitions.

●	We may fail to comply with all applicable laws and regulations relating to our product. We may have to change or adapt our operations in the event of changes in national, regional and local government regulations, taxation, controls and political and economic developments that affect our products and the market for our products;

●	We may be unable to accurately estimate anticipated expenses, capital requirements and needs for additional financing;

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

Date	Title and Amount (1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
February 15, 2021	12,500 shares of common stock	Consultant.	NA	$350,000/NA
February 25, 2021	5,603 shares of common stock	Financial Consultant	NA	$60,000/NA

(1)	The issuances to private investors, directors and management and consultants are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D, Regulation S or Rule 701 promulgated by the SEC under the Securities Act.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibits
31.1	Section 302 Certificate of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certificate of Chief Executive Officer and Principal Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRIBAND INC.

June 14, 2021	By:	/s/ Gareth Sheridan
Gareth Sheridan, Chief Executive Officer (Principal Executive Officer)

June 14, 2021	By:	/s/ Gerald Goodman
Gerald Goodman, Chief Financial Officer (Principal Financial and Accounting Officer)