Form 10-Q
period 2021-07-31
NutriBand Inc.
filed 2021-09-03
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, was 6,356,270 shares as of September 3, 2021.

NUTRIBAND INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the three and six months ended July 31, 2021 and 2020 are not necessarily indicative of the results for the entire fiscal year or for any other period.

NUTRIBAND INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
	2021	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$304,258	$151,993
Accounts receivable	13,765	109,347
Inventory	72,600	52,848
Prepaid expenses	216,127	-
Total Current Assets	606,750	314,188

PROPERTY & EQUIPMENT-net	1,035,109	1,076,626

OTHER ASSETS:
Goodwill	7,529,875	7,529,875
Intangible assets-net	991,821	1,006,730

TOTAL ASSETS	$10,163,555	$9,927,419

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$975,596	$940,612
Deferred revenue	64,704	86,846
Notes payable-related party, net	1,475,631	1,402,523
Finance lease liabilities-current portion	25,506	24,740
Notes payable-current portion	114,119	113,885
Total Current Liabilities	2,655,556	2,568,606

LONG-TERM LIABILITIES:
Note payable-net of current portion	108,077	150,063
Finance lease liabilities-net of currnt portion	83,856	96,804
Total Liabilities	2,847,489	2,815,473

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized; 6,356,270 and 6,256,770 shares issued and outstanding at July 31, 2021 and January 31, 2021, respectively	6,356	6,257
Additional paid-in-capital	19,980,999	18,871,098
Subscription payable	-	70,000
Accumulated other comprehensive loss	(304)	(304)
Accumulated deficit	(12,670,985)	(11,835,105)
Total Stockholders’ Equity	7,316,066	7,111,946

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,163,555	$9,927,419

See notes to unaudited condensed consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the		For the
	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
Revenue	$213,739	$84,450	$647,227	$203,814

Costs and expenses:
Cost of revenues	186,762	116,937	355,606	191,876
Selling, general and administrative expenses	509,219	193,331	1,088,827	385,248
Total Costs and Expenses	695,981	310,268	1,444,433	577,124

Loss from operations	(482,242)	(225,818)	(797,206)	(373,310)

Other income (expense)
Gain (loss) on extinguishment of debt	3,338		43,214	(12,500)
Early prepayment fee on convertible debentures	-		-	(69,131)
Gain on change of fair value of derivative	-		-	22,096
Interest expense	(41,019)	(51)	(81,888)	(205,218)
Total other income (expense)	(37,681)	(51)	(38,674)	(264,753)

Loss before provision for income taxes	(519,923)	(225,869)	(835,880)	(638,063)

Provision for income taxes	-	-	-	-

Net loss	$(519,923)	$(225,869)	$(835,880)	$(638,063)

Net loss per share of common stock-basic and diluted	$(0.08)	$(0.04)	$(0.13)	$(0.12)

Weighted average shares of common stock outstanding - basic and diluted	6,356,269	5,513,782	6,343,076	5,496,274

Other Comprehensive Income (Loss):

Net loss	$(519,923)	$(225,869)	$(835,880)	$(638,063)

Foreign currency translation adjustment	-	-	-	-

Total Comprehensive Income (Loss)	$(519,923)	$(225,869)	$(835,880)	$(638,063)

See notes to unaudited condensed consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended July 31, 2021

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Subscription
	Total	shares	Amount	Capital	Income (Loss)	Deficit	Payable
Balance, February 1, 2021	$7,111,946	6,256,772	$6,257	$18,871,098	$(304)	$(11,835,105)	$70,000

Common stock issued for proceeds and payment for license	640,000	81,396	81	699,919	-	-	(60,000)

Common stock issued for services	400,000	18,102	18	409,982	-	-	(10,000)

Net loss for the six months ended July 31, 2021	(835,880)	-	-	-	-	(835,880)	-

Balance, July 31, 2021	$7,316,066	6,356,270	$6,356	$19,980,999	$(304)	$(12,670,985)	$-

Six Months Ended July 31, 2020

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Subscription
	Total	shares	Amount	Capital	Income (Loss)	Deficit	Payable
Balance, February 1, 2020	$175,433	5,441,100	$5,441	$9,072,573	$(304)	$(8,902,277)	$-

Common stock issued for services	50,000	5,000	5	49,995	-	-	-

Common stock issued for cash	515,108	46,828	47	515,061	-	-	-

Conversion of debt for common stock	287,500	25,000	25	287,475	-	-	-

Reclassification of warrants from liability to equity	906,678	-	-	906,678	-	-	-

Net loss for the six months ended July 31, 2020	(638,063)	-	-	-	-	(638,063)	-

Balance, July 31, 2020	$1,296,656	5,517,928	$5,518	$10,831,782	$(304)	$(9,540,340)	$-

Three Months Ended July 31, 2021

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Subscription
	Total	shares	Amount	Capital	Income (Loss)	Deficit	Payable
Balance, April 30, 2021	$7,835,989	6,356,270	$6,356	$19,980,999	$(304)	$(12,151,062)	$-

Net loss for the three months ended July 31, 2021	(519,923)	-	-	-	-	(519,923)	-

Balance, July 31, 2021	$7,316,066	6,356,270	$6,356	$19,980,999	$(304)	$(12,670,985)	$-

Three Months Ended July 31, 2020

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Subscription
	Total	shares	Amount	Capital	Income (Loss)	Deficit	Payable
Balance, April 30, 2020	$1,472,525	5,512,928	$5,513	$10,781,787	$(304)	$(9,314,471)	$-

Issuance of common stock for services	50,000	5,000	5	49,995	-	-	-

Net loss for the three months ended July 31, 2020	(225,869)	-	-	-	-	(225,869)	-

Balance, July 31, 2020	$1,296,656	5,517,928	$5,518	$10,831,782	$(304)	$(9,540,340)	$-

See notes to unaudited condensed consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	July 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(835,880)	$(638,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of the Company by related party	-	3,628
Depreciation and amortization	155,822	36,094
Amortization of debt discount	73,108	202,500
Gain on change in fair value of derivative	-	(22,096)
Early prepayment fee on convertible debentures	-	69,131
Amortization of right of use asset	-	9,610
(Gain) loss on extinguisment of debt	(43,214)	12,500
Stock-based compensation	225,000	38,000
Changes in operating assets and liabilities:
Accounts receivable	95,582	(1,811)
Prepaid expenses	(41,127)	(4,358)
Inventories	(19,752)	-
Deposit on sales	(22,142)	29,725
Operating lease liability	-	(10,050)
Accounts payable and accrued expenses	44,659	(38,462)
Net Cash Used In Operating Activities	(367,944)	(313,652)

Cash flows from investing activities:
Purchase of equipment	(49,396)	-

Cash flows from financing activities:
Proceeds from sale of common stock	583,000	515,108
Proceeds from notes payable	-	194,870
Payment on convertible debt	-	(339,131)
Payment on note payable	(1,213)	-
Payment on finance leases	(12,182)	-
Proceeds from related parties	-	5,500
Payment of related party payables	-	(33,628)
Net Cash Provided by Financing Activities	569,605	342,719

Effect of exchange rate on cash	-	-

Net change in cash	152,265	29,067
Cash and cash equivalents - Beginning of period	151,993	10,181
Cash and cash equivalents - End of period	$304,258	$39,248

Supplementary information:
Cash paid for:
Interest	$4,060	$-

Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common stock issued for settlement of notes payable	$-	$287,500

Common stock issued for prepaid consulting	$400,000	$12,500

Non-cash payment for license agreement	$57,000	$-

Derivative liability warrant reclassed to equity	$-	$906,678

Common issued for subscription payable	$70,000	$-

See notes to unaudited condensed consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Six Months Ended July 31, 2021 and 2020

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

Unaudited Interim Financial Statements

The consolidated balance sheet as of July 31, 2021, and the consolidated statements of operations, stockholders’ equity, and cash flows for the periods presented have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented have been made. The results for the six months ended July 31, 2021, are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Nutriband’s Annual Report on Form 10-K for the year ended January 31, 2021.

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

The Company’s significant accounting policies are summarized in Note 1 in the Company’s Annual Report on Form 10-K for the year ended January 31, 2021. There were no significant changes to these accounting policies during the six months July 31, 2021.

Going Concern

As of July 31, 2021, the Company believes the substantial doubt about its status as a going concern has been resolved. The going concern conditions that caused substantial doubt consisted of current quarter net loss, negative working capital, negative cash flow, and accumulated deficit. Management has implemented plans to alleviate the substantial doubt. These plans include a substantial increase in sales commitments, a decrease in planned overhead expenses, equity funding that has been received and additional funding expected to be received, and the net revenue from its recent acquisitions. These factors did not exist in prior years during its start-up operations. The Company’s recent history of losses has continued but future positive cash flow projections due to revenue commitments and decreases in overhead as well as expected equity funding will enable the Company to alleviate the substantial doubt about the Company’s ability to continue as a going concern. Management’s plans have been currently implemented. The plans enable the Company to meet its obligations for at least one year from the date when the financial statements are issued.

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

The Company’s significant policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2021. There were no significant changes to the accounting policies during the six months ended July 31, 2021, and the Company does not expect that the adoption of other accounting pronouncements will have a material impact on its financial statements.

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

All revenue recognized in the income statement is considered to be revenue from contracts with customers.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by type and by geographical location. See the tables:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
Revenue by type
Sale of goods	$213,739	$59,450	$541,251	$120,770
Services	-	25,000	105,976	83,044
Total	$213,739	$84,450	$647,227	$203,814

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
Revenue by geographic location:
United States	$213,739	$25,000	$560,627	$83,044
Foreign	-	59,450	86,600	120,770
	$213,739	$84,450	$647,227	$203,814

Account receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-applicable accounts. For the six months ended July 31, 2021 and 2020, the Company recorded no bad debt expense for doubtful accounts related to account receivable.

Inventories

Inventories are valued at the lower of cost and reasonable value determined using the first-in, first-out (FIFO) method. Net reasonable value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The cost of finished goods and work in process is comprised of material costs, direct labor costs and other direct costs and related production overheads (based on normal operating capacity). As of July 31, 2021, 100% of the inventory consists of raw materials.

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. As of July 31, 2021, Goodwill amounted to $7,529,875.

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of July 31, 2021, and 2020, there were 141,830 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value on the balance sheet. The Company uses estimates at fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, when available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The value presented may not represent future fair values and may not be reliable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of July 31, 2021, and January 31, 2021, the Company had no derivative liabilities.

Recent Accounting Standards

The Company has implemented all new pronouncements, including the adoption of ASU 2018-13 and ASU 2019-12, that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements or results of operations.

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

	Six Months Ended
	July 31,
	2020
	As Reported	Proforma
Net revenue	$203,814	$629,873
Net loss	(638,063)	(702,975)
Loss per common share - basic and diluted	(0.12)	(0.12)

4.	PROPERTY AND EQUIPMENT

	July 31,	January 31,
	2021	2021
Lab equipment	$144,585	$144,585
Machinery and equipment	1,097,532	1,056,935
Furniture and fixtures	28,442	19,643
	1,270,559	1,221,163
Less: Accumulated depreciation	(235,450)	(144,537)
Net Property and Equipment	$1,035,109	$1,076,626

Depreciation expense amounted to $90,913 and 17,558 for the six months ended July 31, 2021 and 2020, respectively.

5.	NOTES PAYABLE/CONVERTIBLE DEBT

Notes Payable

On March 21, 2020, the Coronavirus Aid Relief and Economic Security Act (“CARES ACT” was enacted. The CARES ACT established the Paycheck Protection Program (“PPP”) which funds small businesses through federally guaranteed loans. Under the PPP, companies are eligible for forgiveness of principal and interest if the proceeds are used for eligible payroll costs, rent and utility costs. On June 17, 2020, the Company’s subsidiary, 4P Therapeutics, was advanced $34,870 under the PPP, all of which was forgiven as of April 30, 2021. The Company recorded a gain on the extinguishment of debt of $34,870 during the six months ended July 31, 2021.

In July 2020, a minority shareholder made an additional loan to the Company in the amount of $100,000. The loan is interest-free and due upon demand. The loan was outstanding as July 31, 2021, and January 31, 2021.

Active Intelligence, the Company’s newly acquired subsidiary, entered into an agreement with the Carolina Small Business Development Fund for a line of credit of $160,000 due October 16, 2029, with interest of 5% per year. The amount assumed in Note 3 was $139,184. The loan requires monthly payments of principal and interest of $1,697. During the six months ended July 31, 2021, principal and interest payments of $8,344 were forgiven under the Cares Act. The amount, $8,344, has been recorded as a gain on the forgiveness of debt. As of July 31, 2021, the amount due was $122,196, of which $14,119 is current.

Finance Leases

Pocono has two finance leases secured by equipment. The leases mature in 2025 and 2026. The incremental borrowing rate is 5.0%. As of July 31, 2021, the minimum lease payments are as follow:

Years Ending	January 31, 2022	$12,557
	January 31, 2023	26,295
	January 31, 2024	27,948
	January 31, 2025	26,361
	January 31, 2026	16,202
Total		$109,362

Related Party Payable

On August 31, 2020, in connection with the Company’s acquisition of Pocono Products LLC, the Company issued to Pocono Coated Products LLC a promissory note, net of debt discount, in the amount of $1,332,893 with interest accruing at an annual rate of 0.17%, due on August 28, 2021, or immediately following the earlier of a capital raise of no less than $4,000,000 and/or a public offering of no less than $4,000,000. Pocono Coated Products LLC, a related party, is a shareholder of the Company. During the six months ended July 31, 2021, the Company recorded amortization of debt discount of $71,308. As of July 31, 2021, the amount due was $1,475,631. The due date for the note has been extended to September 30, 2021.

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

The debt discount will be amortized over the life of the note. Amortization of the debt discount for the six months ended July 31, 2020, was $202,500.

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

Interest expense for the six months ended July 31, 2021was $81,888 including the amortization of the debt discount of $73,108 and interest expense of $8,780. Interest expense for the six months ended July 31, 2020, was $205,218 including the amortization of debt discount of $202,500 and interest expense of $2,718.

6.	INTANGIBLE ASSETS

As of July 31, 2021, and January 31, 2021, intangible assets consisted of intellectual property, customer base and trademarks, net of amortization, as follows:

	July 31,	January 31,
	2021	2021
Customer base	$314,100	$314,100
License agreement	50,000	-
Intellectual property	817,400	817,400
Total	1,181,500	1,131,500
Less: Accumulated amortization	(189,679)	(124,770)

Net Intangible Assets	$991,821	$1,006,730

In February 2021, the Company acquired an IP license for $50,000, see Note 10- “Rambam Agreement” for further discussion regarding the license agreement. The value of the intangible assets, consisting of intellectual property, license agreement and customer base has been recorded at their fair value by the Company and are being amortized over a period of three to ten years. Amortization expense for the six months ended July 31, 2021, and 2020 was $64,909 and $18,534, respectively.

Estimated Amortization:

Total
Year Ended January 31,
Remainder of 2022	$64,870
2023	129,776
2924	129,776
2025	113,109
2026 and thereafter	554,290
$991,821

7.	RELATED PARTY TRANSACTIONS

a)	The Company had related party notes with its former Chief Financial Officer and Chief Operating Officer. See footnote 5 for further discussion.

b)	In connection with the acquisition of Pocono, the Company recorded various transactions and operations through Pocono Coated Products LLC, a related entity. During the six months ended July 31, 2021, the Company was advanced $7,862 in finance payments. As of July 31, 2021, the Company owed Pocono $2,634. The Company also issued a note in the amount of $1,500,000 to Pocono Coated Products LLC. See footnote 5 for further discussion.

8.	STOCKHOLDERS’ EQUITY

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

Common Stock

On June 25, 2019, the Company effected a one-for four reverse stock splits, pursuant to which each share of common stock became converted into 0.25 shares of common stock, and the Company decreased its authorized common stock from 100,000,000 to 25,000,000 shares.

On January 27, 2020, the Company amended its articles of incorporation to increase its authorized common shares from 25,000,000 shares to 250,000,000 shares.

Activity during the Six Months Ended July 31, 2020

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

On June 30,2020, the Company issued 5,000 shares to a consultant for services rendered to the Company. The fair value of the common stock at the date of issuance was $50,000, of which $38,000 is included in selling and general administrative expenses and $12,000 is included in prepaid expenses.

Activity during the Six Months Ended July 31, 2021

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

On February 15, 2021, the Company issued 12,500 shares of common stock, valued at $350,000, for consulting fees in connection with the Rambam License Agreement discussed in Note 10.

9.	WARRANTS

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company’s common stock issued to non-employees of the Company.

	Shares	Exercise Price	Remaining Life	Intrinsic Value
Outstanding, January 31, 2021	141,828	$11.99	2.16 years	$285,000
Granted	-	-	-	-
Expired/Cancelled	-	-	-	-
Exercised	-	-	-	-

Outstanding-period ending July 31, 2021	141,828	$11.99	1.41 years	$-

Exercisable - period ending July 31, 2021	141,828	$11.99	1.41 years	$-

The following table summarizes additional information relating to the warrants outstanding as of July 31, 2021:

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Exercise Price for Shares Outstanding	Number Exercisable	Exercise Price for Shares Exercisable	Intrinsic Value
$11.00	95,000	1.25	$11.00	95,000	$11.00	$-
$14.00	46,828	1.75	$14.00	46,828	$14.00	$-

10.	COMMITMENTS AND CONTIGENCIES

Legal Proceedings

On July 27, 2018, the Company commenced an action in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, against Advanced Health Brands, Inc., Raymond Kalmar, Paul Murphy, Michelle Polly-Murphy, Laura Fillman and John Baker, together with a Motion for Temporary Injunction Without Notice and a Motion for Prejudgment Writ of Replevin arising from the Company’s decision to seek to rescind for misrepresentation the agreement by which the Company acquired advanced Health Brands, Inc. for 1,250,000 shares of common stock valued at $2,500,000 and seek return of the shares. On August 2, 2018, the court entered a Temporary Injunction Without Notice and an Order to Show Cause against the defendants. Defendants Kalmar, Murphy, Polly-Murphy, and Baker filed a Motion to Dismiss the Company’s Verified Complaint, Motion to Dissolve Temporary Injunction Without Notice and Response to Order to Show Cause, and Motion to Compel Arbitration. On January 4, 2019, the court dismissed the Company’s complaint with prejudice, and directed the defendants to assign the Company within 30 days, the six patents never duly transferred to the Company. On February 1, 2019, the Company appealed the court’s order. Pursuant to a settlement agreement with one of the defendants, that defendant returned the 50,000 shares which had been issued to her, and the shares were cancelled as of January 31, 2019. On June 7, 2019, the individual defendants (other than the defendant whom the Company has a settlement agreement), filed a motion for sanctions and civil contempt against us, which generally claimed that we failed to comply with the Court’s January 4, 2019, order by refusing to issue the Ruling 144 letters that would allow the defendants to transfer their shares of common stock. On October 29, 2019, the Court denied the Defendants motion. On March 20, 2020, the Florida district court of appeal reversed the lower court ruling in the Florida state court action that dismissed our complaint, with prejudice, and gave us leave to file an amended complaint. On July 7, 2020, Defendants filed Notice for Trial, requesting the court to set a trial date. The Company and defendants have served their first set of interrogatories on each other and have filed answers and responses to each other’s first set of interrogatories.

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

On April 29, 2019, the Company filed a securities fraud action in the U.S. District Court for the Eastern District of New York against Raymond Kalmar, Paul Murphy, Michelle Polly-Murphy, Advanced Health Brands and TD Therapeutic, Inc. In the complaint the Company alleges that in 2017, the defendants fraudulently and deceitfully obtained 1,250,000 shares of common stock by orchestrating a months-long scheme to defraud the Company. The Company is seeking the return of the shares of common stock and monetary damages resulting from the defendants’ fraudulent conduct. The defendants filed a motion to dismiss the complaint on August 23, 2019, and on September 13, 2019, the Company filed its response. On July 20, 2020, the Court denied the defendant’s motion to dismiss the complaint, and the parties have recently commenced the discovery phase of the litigation. The Court has scheduled a trial date in November 2021.

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

On August 31, 2020, the Company entered into a Purchase Agreement (“Agreement”), with Pocono Coated Products (“PCP”), pursuant to which PCP agreed to sell the Company all of the assets associated with its Transdermal, Topical, Cosmetic and Nutraceutical business (the “Assets”). PCP is the manufacturer of our transdermal products, and we bought that business from them. The purchase price for the Assets was (i) $6,000,000 paid in shares of the Company’s common stock at a value of the average price of the previous 90 days at the date of Closing (the “Shares”); (ii) a promissory note of the Company in the principal amount of $1,500,000, which is due upon the earlier of (a) twelve (12) months from issuance, or (b) immediately following a capital raise of no less than $4,000,000 and/or a public offering of no less than $4,000,000.

On August 31, 2021 we entered into an amendment to the Agreement with the parties to the Agreement that provides for an extension of the August 31, 2021 due date of the $1,500,000 note issued in the transaction to September 30, 2021, and extends the time limit set forth in Section 5.3(a) of the Agreement for completion of the Listing and for payment of the Note in full until September 30, 2021.

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

On March 25, 2020, we paid off the convertible notes in the principal amount of $270,000 from the proceeds of the private placement. The total payments, including the prepayment penalty and accrued interest, was $345,656. The payment was made from the proceeds of the private placement. As a result of the payment of the notes, the derivative liability, which was $928,774 at July 31, 2020, was reduced to zero. As a result of a completed private placement, the warrants to purchase 50,000 shares at the lesser of (i) $20.90 or, (ii) if the Company completes its public offering of its common stock, 110% of the initial public offering price of the Common Stock in the public offering, became a warrant to purchase 95,000 warrants at $11 per share, subject to adjustment pursuant to the antidilution provisions of the warrant. The Company recorded a derivative liability for the warrants in the amount of $906,678 and reclassed the derivative liability to additional paid-in capital as of January 31, 2021.

In March 2020, a minority stockholder who had previously made loans to us in the total amount of $215,00, made an additional loan to us in the amount of $60,000, increasing the total loans from the stockholder to $275,000. On March 27, 2020, we issued 25,000 shares of common stock upon conversion of the notes.

On August 31, 2020, the Company entered into a Purchase Agreement (“Agreement”), with Pocono Coated Products (“PCP”), pursuant to which PCP agreed to sell the Company all of the assets associated with its Transdermal, Topical, Cosmetic and Nutraceutical business (the “Assets”). PCP is the manufacturer of our transdermal products, and we bought that business from them. The purchase price for the Assets was (i) $6,000,000 paid in shares of the Company’s common stock at a value of the average price of the previous 90 days at the date of Closing (the “Shares”); (ii) a promissory note of the Company in the principal amount of $1,500,000, which is due upon the earlier of (a) twelve (12) months from issuance, or (b) immediately following a capital raise of no less than $4,000,000 and/or a public offering of no less than $4,000,000.

On August 31, 2021 we entered into an amendment to the Agreement with the parties to the Agreement that provides for an extension of the August 31, 2021 due date of the $1,500,000 note issued in the transaction to September 30, 2021, and extends the time limit set forth in Section 5.3(a) of the Agreement for completion of the Listing and for payment of the Note in full until September 30, 2021.

Pursuant to a Stock Purchase Agreement (“SPA”), dated December 7, 2020, with the Company, BPM Inno Ltd., Kiryat, Israel, purchased 81,396 shares of common stock at a price of $8.60 per share, or $700,000, which provided payment for the RamBam license. The transaction was completed at a closing on February 26, 2021.

Results of Operations

Three Months Ended July 31, 2021 and 2020

For the three months ended July 31, 2021, we generated revenue of $213,739 and our costs of revenue were $186,762, resulting in a gross margin of $26,977. For the three months ended July 31, 2020, we generated revenue of $84,450 and our costs of revenue were $116,937, resulting in negative gross margin of $32,487. Our revenue for July 31, 2021 was derived from sales from our recent acquisition of transdermal patches. Since we do not have the funds for development of our lead product, the 4P Therapeutics fixed costs are allocated to the contract services that we perform for clients. Our cost of revenue for our contract research and development services represents our labor cost plus a modest amount of material costs which we passed on to the client. The Company moved from the 4P facilities, and many of the prior costs relating to the facility were not incurred. We did not have any revenue from our South Korean customer but expect revenue will recommence during the third quarter.

For the three months ended July 31, 2021, our selling, general and administrative expenses were $509,219 primarily legal, accounting and non-cash expenses compared to $193,331 for the three months ended July 31, 2020.The increase from 2020 is primarily attributable to non-cash consulting expenses of $127,500 and the inclusion of expenses of $151,278 of Active Intelligence in 2021.

We incurred interest expense of $41,019, primarily from the amortization of debt discounts for the three months ended July 31, 2021, as compared to $51 for the three months ended July 31, 2020.

As a result of the foregoing, we sustained a net loss of $519,523 or $(0.08) per share (basic and diluted) for the three months ended July 31, 2021, compared with a loss of $225,869, or $(0.04) per share (basic and diluted) for the three months ended July 31, 2020.

Six Months Ended July 31, 2021 and 2020

For the six months ended July 31, 2021, we generated revenue of $647,227 and our costs of revenue were $355,606, resulting in a gross margin of $291,621. For the six months ended July 31, 2020, we generated revenue of $203,814 and our costs of revenue were $191,876, resulting in a gross margin of $11,938. Our revenue for July 31, 2021 was derived from three sources – (1) a continuation of research and development contracts of the type 4P Therapeutics performed prior to our acquisition, which accounted for $105,976, (2) sales of our consumer transdermal product to or South Korean distributor, which accounted for $86,600 which our distributor purchased for its preliminary marketing efforts since the product has not obtained regulatory approval for retail sales in South Korea and (3) sales from our recent acquisition of transdermal patches, which accounted for $454,651. Since we do not have the funds for development of our lead product, the 4P Therapeutics fixed costs are allocated to the contract services that we perform for clients. Our cost of revenue for our contract research and development services represents basically our labor cost plus a modest amount of material costs which we passed on to the client. The Company moved from the 4P facilities, and many of the prior costs relating to the facility were not incurred.

For the six months ended July 31, 2021, our selling, general and administrative expenses were $1,088,827 primarily legal, accounting and non-cash expenses compared to $355,248 for the six months ended July 31, 2020.The increase from 2020 is primarily attributable to non-cash consulting expenses of $225,000 and the inclusion of expenses of $315,915 of Active Intelligence in 2021.

During the six months ended July 31, 2020, we incurred gain on change in fair value of derivatives of $22,096 in connection with our October 2019 financing in which we raised gross proceeds of $250,000 and net proceeds of approximately $230,000 from the sale of convertible notes and warrants. During the six months ended July 31, 2021, the Company incurred a gain on extinguishment of debt of $43,214, consisting primarily of forgiveness of a PPP loan.

We incurred interest expense of $81,888, primarily from the amortization of debt discounts for the six months ended July 31, 2021, as compared to $205,218 for the six months ended July 31, 2020.

As a result of the foregoing, we sustained a net loss of $835,880 or $(0.13) per share (basic and diluted) for the six months ended July 31, 2021, compared with a loss of $638,063, or $(0.12) per share (basic and diluted) for the six months ended July 31, 2020.

Liquidity and Capital Resources

As of July 31, 2021, we had $304,258 in cash and cash equivalents and a working capital deficiency of $2,048,806, as compared with cash and cash equivalents of $151,993 and working capital deficiency of $2,254,418 as of January 31, 2021. The Company received proceeds of $583,000 from the sale of common stock during the six months ended July 31, 2021.

For the six months ended July 31, 2021, we used cash of $367,944 in our operations. The principal adjustments to our net loss of $835,880 were amortization of debt discount of $73,108, depreciation and amortization of $155,822, and stock-based compensation of $625,000, offset by a gain on extinguishment of debt of $43,214.

For the six months ended July 31, 2021, we used cash in investing activities of $49,396 primarily for the purchase of equipment. During the year ended July 31, 2020, we had no investing activities.

For the six months ended July 31, 2021, we had cash flows of $569,605 from financing activities, primarily $583,000 from gross proceeds from the sale of common stock.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Going Concern

As of July 31, 2021, the Company believes the substantial doubt about its status as a going concern has been resolved. The going concern conditions that caused substantial doubt consisted of current quarter net loss, negative working capital, negative cash flow, and accumulated deficit. Management has implemented plans to alleviate the substantial doubt. These plans include a substantial increase in sales commitments, a decrease in planned overhead expenses, equity funding that has been received and additional funding expected to be received, and the net revenue from its recent acquisitions. These factors did not exist in prior years during its start-up operations. The Company’s recent history of losses has continued but future positive cash flow projections due to its increased revenue commitments and decreases in overhead as well as future equity funding will enable the Company to alleviate the substantial doubt about the Company’s ability to continue as a going concern. Management’s plans have been currently implemented. The plans enable the Company to meet its obligations for at least one year from the date when the financial statements are issued.

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

Deferred Revenue

Deferred revenue is a liability related to a revenue producing activity for which revenue has not been recognized. The Company records deferred revenue when it receives consideration from a contract before achieving certain criteria that must be met for revenue to be recognized in accordance with GAAP. As of July 31, 2021 and January 31, 2021, the balance of deferred revenue was $69,894 and $86,846, respectively.

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. As of July 31, 2021 and January 31, 2021, Goodwill amounted to $7,529,875.

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

NUTRIBAND INC.

September 3, 2021	By:	/s/ Gareth Sheridan
Gareth Sheridan,
Chief Executive Officer
(Principal Executive Officer)

September 3, 2021	By:	/s/ Gerald Goodman
Gerald Goodman,
Chief Financial Officer
(Principal Financial and Accounting Officer)