Form 10-Q
period 2021-10-31
NutriBand Inc.
filed 2021-12-14
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, was 7,773,962 shares as of December 13, 2021.

NUTRIBAND INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the three and nine months ended October 31, 2021 and 2020 are not necessarily indicative of the results for the entire fiscal year or for any other period.

NUTRIBAND INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
	2021	2021
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$5,485,344	$151,993
Accounts receivable	146,411	109,347
Inventory	124,937	52,848
Prepaid expenses	191,820	-
Total Current Assets	5,948,512	314,188

PROPERTY & EQUIPMENT-net	989,997	1,076,626

OTHER ASSETS:
Goodwill	7,529,875	7,529,875
Intangible assets-net	959,367	1,006,730

TOTAL ASSETS	$15,427,751	$9,927,419

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$644,543	$940,612
Deferred revenue	239,582	86,846
Notes payable-related party, net	-	1,402,523
Finance lease liabilities-current portion	106,031	24,740
Notes payable-current portion	14,119	113,885
Total Current Liabilities	1,004,275	2,568,606

LONG-TERM LIABILITIES:
Note payable-net of current portion	104,601	150,063
Finance lease liabilities-net of currnt portion	-	96,804
Total Liabilities	1,108,876	2,815,473

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized; 7,743,963 and 6,256,770 shares issued and outstanding as of October 31, 2021 and January 31, 2021, respectively	7,744	6,257
Additional paid-in-capital	28,487,341	18,871,098
Subscription payable	66,900	70,000
Accumulated other comprehensive loss	(304)	(304)
Accumulated deficit	(14,242,806)	(11,835,105)
Total Stockholders’ Equity	14,318,875	7,111,946

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,427,751	$9,927,419

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	For the		For the
	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2021	2020	2021	2020

Revenue	$283,037	$391,797	$930,264	$595,611

Costs and expenses:
Cost of revenues	173,694	228,772	529,300	420,648
Research and development expenses	161,000	-	161,000	-
Selling, general and administrative expenses	1,486,784	203,976	2,575,611	589,224
Total Costs and Expenses	1,821,478	432,748	3,265,911	1,009,872

Loss from operations	(1,538,441)	(40,951)	(2,335,647)	(414,261)

Other income (expense):
Gain (loss) on extinguishment of debt	-	-	43,214	(12,500)
Early prepayment fee on convertible debentures	-	-	-	(69,131)
Gain on change of fair value of derivative	-	-	-	22,096
Interest expense	(33,380)	(1,618)	(115,268)	(206,836)
Total other income (expense)	(33,380)	(1,618)	(72,054)	(266,371)

Loss before provision for income taxes	(1,571,821)	(42,569)	(2,407,701)	(680,632)

Provision for income taxes	-	-	-	-

Net loss	(1,571,821)	(42,569)	(2,407,701)	(680,632)

Deemed dividend related to warrant round-down	(196,589)	-	(196,589)	-

Net loss attributable to common shareholders	$(1,768,410)	$(42,569)	$(2,604,290)	$(680,632)

Net loss per share of common stock-basic and diluted	$(0.27)	$(0.01)	$(0.40)	$(0.12)

Weighted average shares of common stock outstanding - basic and diluted	6,505,249	5,517,188	6,586,921	5,495,423

Other Comprehensive Income (Loss):

Net loss	$(1,768,410)	$(42,569)	$(2,604,290)	$(680,632)

Foreign currency translation adjustment	-	-	-	-
Total Comprehensive Loss	$(1,768,410)	$(42,569)	$(2,604,290)	$(680,632)

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended October 31, 2021

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Subscription
	Total	shares	Amount	Capital	Income (Loss)	Deficit	Payable
Balance, February 1, 2021	$7,111,946	6,256,772	$6,257	$18,871,098	$(304)	$(11,835,105)	$70,000

Common stock issued for proceeds and payment for license	640,000	81,396	81	699,919	-	-	(60,000)

Proceeds from sale of common stock and warrants in public offering	5,836,230	1,056,000	1,056	5,835,174	-	-	0

Proceeds from exercise of warrants	2,062,500	275,000	275	2,062,225	-	-	0

Cashless exercise of warrants	-	14,869	15	(15)	-	-	0

Issuance of common stock for note payable	100,000	17,182	17	99,983	-	-	0

Common stock issued for services	466,900	18,102	18	409,982	-	-	56,900

Common stock issued for settlement of liabilities	144,000	24,642	25	143,975

Warrants issued for services	365,000	-	-	365,000	-	-	-

Settlement of warrant round down	196,589	-	-	196,589	-	-	-

Deemed dividend from warrants	(196,589)	-	-	(196,589)	-	-	-

Net loss for the nine months ended October 31, 2021	(2,407,701)	-	-	-	-	(2,407,701)	-

Balance, October 31, 2021	$14,318,875	7,743,963	$7,744	$28,487,341	$(304)	$(14,242,806)	$66,900

Nine Months Ended October 31, 2020

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Subscription
	Total	shares	Amount	Capital	Income (Loss)	Deficit	Payable
Balance, February 1, 2020	$175,433	5,441,100	$5,441	$9,072,573	$(304)	$(8,902,277)	$-

Issuance of common stock for services	50,000	5,000	5	49,995	-	-	-

Sale of commonstock for cash	515,108	46,828	47	515,061	-	-	-

Conversion of debt for common stock	287,500	25,000	25	287,475	-	-	-

Issuance of common stock for acquisition	6,000,000	608,581	609	5,999,391	-	-	-

Reclassification of warrants from liability to equity	906,678	-	-	906,678	-	-	-

Net loss for the nine months ended October 31, 2020	(680,632)	-	-	-	-	(680,632)	-

Balance, October 31, 2020	$7,254,087	6,126,509	$6,127	$16,831,173	$(304)	$(9,582,909)	$-

Three Months Ended October 31, 2021

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Subscription
	Total	shares	Amount	Capital	Income (Loss)	Deficit	Payable
Balance, July 31, 2021	$7,316,066	6,356,270	$6,356	$19,980,999	$(304)	$(12,670,985)	$-

Proceeds from sale of common stock and warrants in public offering	5,836,230	1,056,000	1,056	5,835,174	-	-	-

Proceeds from exercise of warrants	2,062,500	275,000	275	2,062,225	-	-	-

Cashless exercise of warrants	-	14,869	15	(15)	-	-	-

Issuance of common stock for note payable	100,000	17,182	17	99,983	-	-	-

Common stock issued for services	66,900	-	-	-	-	-	66,900

Common stock issued for settlement of liabilities	144,000	24,642	25	143,975

Warrants issued for services	365,000	-	-	365,000	-	-	-

Settlement of warrant round down	196,589	-	-	196,589	-	-	-

Deemed dividend from warrants	(196,589)	-	-	(196,589)	-	-	-

Net loss for the three months ended October 31, 2021	(1,571,821)	-	-	-	-	(1,571,821)	-

Balance, October 31, 2021	$14,318,875	7,743,963	$7,744	$28,487,341	$(304)	$(14,242,806)	$66,900

Three Months Ended October 31, 2020

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Subscription
	Total	shares	Amount	Capital	Income (Loss)	Deficit	Payable
Balance, July 31, 2020	$1,296,656	5,517,928	$5,518	$10,831,782	$(304)	$(9,540,340)	$-

Issuance of common stock for acquisition	6,000,000	608,581	609	5,999,391	-	-	-

Net loss for the three months ended October 31, 2020	(42,569)	-	-	-	-	(42,569)	-

Balance, October 31, 2020	$7,254,087	6,126,509	$6,127	$16,831,173	$(304)	$(9,582,909)	$-

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	October 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,407,701)	$(680,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of the Company by related party	-	3,628
Depreciation and amortization	235,380	83,562
Amortization of debt discount	97,477	202,500
Gain on change in fair value of derivative	-	(22,096)
Early prepayment fee on convertible debentures	-	69,131
Amortization of right of use asset	-	9,610
(Gain) loss on extinguisment of debt	(43,214)	12,500
Stock-based compensation	754,400	50,000
Changes in operating assets and liabilities:
Accounts receivable	(37,064)	(76,066)
Prepaid expenses	(114,320)	20,167
Inventories	(72,089)	3,404
Deposit on sales	152,736	91,166
Operating lease liability	-	(10,050)
Accounts payable and accrued expenses	(142,394)	29,267
Net Cash Used In Operating Activities	(1,576,789)	(213,909)

Cash flows from investing activities:
Cash received from acquisition	-	66,994
Purchase of equipment	(51,388)	-
	(51,388)	66,994
Cash flows from financing activities:
Proceeds from sale of common stock	583,000	515,108
Proceeds from sale of common stock in public offering	5,836,230	-
Proceeds from exercise of warrants	2,062,500	-
Proceeds from notes payable	-	194,870
Payment on convertible debt	-	(339,131)
Payment on note payable	(4,689)	(5,635)
Payment on related party note payable	(1,500,000)	-
Payment on finance leases	(15,513)	(2,391)
Proceeds from related parties	-	11,567
Payment of related party payables	-	(44,262)
Net Cash Provided by Financing Activities	6,961,528	330,126

Effect of exchange rate on cash	-	-

Net change in cash	5,333,351	183,211

Cash and cash equivalents - Beginning of period	151,993	10,181

Cash and cash equivalents - End of period	$5,485,344	$193,392

Supplementary information:

Cash paid for:
Interest	$9,447	$7,488

Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common stock issued for settlement of notes payable	$100,000	$287,500

Common stock issued for prepaid consulting	$400,000	$-

Non-cash payment for license agreement	$57,000	$-

Derivative liability warrant reclassed to equity	$-	$906,678

Common stock issued for subscription payable	$70,000	$-

Common stock and note issued in acquisition	$-	$7,500,000

Settlement of liabilities for common stock	$144,000	$-

Deemed dividend in connection with warrant round down	$196,589	$-

Cashless exercise of warrant	$15	$-

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Nine Months Ended October 31, 2021 and 2020

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

Unaudited Interim Financial Statements

The consolidated balance sheet as of October 31, 2021, and the consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the periods presented have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented have been made. The results for the nine months ended October 31, 2021, are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Nutriband’s Annual Report on Form 10-K for the year ended January 31, 2021.

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

The Company’s significant accounting policies are summarized in Note 1 in the Company’s Annual Report on Form 10-K for the year ended January 31, 2021. There were no significant changes to these accounting policies during the nine months October 31, 2021.

Going Concern

As of October 31, 2021, the Company believes the substantial doubt about its status as a going concern has been resolved. The going concern conditions that caused substantial doubt no longer exist as the Company has positive cash flow during the last quarter and as of October 31, 2021, has positive working capital. In October 2021, the Company consummated a public offering and received net proceeds of $5,836,230. The Company also received $2,026,500 of proceeds from the exercise of warrants. Management retired most of its debt and other current obligations. Management has implemented other plans to alleviate the substantial doubt. These plans include a substantial increase in projected sales commitments. These factors did not exist in prior years during its start-up operations. The Company’s recent history of losses has continued but future positive cash flow projections due to its management’s plans which includes its acquisition in the latter part of 2020 will enable the Company to alleviate the substantial doubt about the Company’s ability to continue as a going concern. Management’s plans have been currently implemented. The plans enable the Company to meet its obligations for at least one year from the date when the financial statements are issued.

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

All revenue recognized in the income statement is considered to be revenue from contracts with customers.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by type and by geographical location. See the tables:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2021	2020	2021	2020
Revenue by type
Sale of goods	$183,037	$347,216	$724,288	$467,986
Services	100,000	44,581	205,976	127,625
Total	$283,037	$391,797	$930,264	$595,611

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2021	2020	2021	2020
Revenue by geographic location:
United States	$283,037	$155,083	$843,664	$238,127
Foreign	-	236,714	86,600	357,484
	$283,037	$391,797	$930,264	$595,611

Accounts receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-applicable accounts. For the nine months ended October 31, 2021 and 2020, the Company recorded no bad debt expense for doubtful accounts related to account receivable.

Inventories

Inventories are valued at the lower of cost and reasonable value determined using the first-in, first-out (FIFO) method. Net reasonable value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The cost of finished goods and work in process is comprised of material costs, direct labor costs and other direct costs and related production overheads (based on normal operating capacity). As of October 31, 2021, 100% of the inventory consists of raw materials.

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. As of October 31, 2021, Goodwill amounted to $7,529,875.

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of October 31, 2021, and 2020, there were 1,347,928 and141,830 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

Research and Development Expenses

Research and development expenses are expensed as incurred.

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

Recent Accounting Standards

The Company has implemented all new pronouncements, including the adoption of ASU 2018-13, ASU 2019-12 and ASU 2020-06, that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements or results of operations.

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

	Nine Months Ended
	October 31,
	2020
	As Reported	Proforma
Net revenue	$595,611	$2,167,208

Net loss	(680,632)	(609,741)

Loss per common share - basic and diluted	(0.12)	(0.10)

4.	PROPERTY AND EQUIPMENT

	October 31,	January 31,
	2021	2021
Lab equipment	$144,585	$144,585
Machinery and equipment	1,099,524	1,056,935
Furniture and fixtures	28,442	19,643
	1,272,551	1,221,163
Less: Accumulated depreciation	(282,554)	(144,537)
Net Property and Equipment	$989,997	$1,076,626

Depreciation expense amounted to $138,017 and $55,760 for the nine months ended October 31, 2021 and 2020, respectively.

5.	NOTES PAYABLE/CONVERTIBLE DEBT

Notes Payable

On March 21, 2020, the Coronavirus Aid Relief and Economic Security Act (“CARES ACT” was enacted. The CARES ACT established the Paycheck Protection Program (“PPP”) which funds small businesses through federally guaranteed loans. Under the PPP, companies are eligible for forgiveness of principal and interest if the proceeds are used for eligible payroll costs, rent and utility costs. On June 17, 2020, the Company’s subsidiary, 4P Therapeutics, was advanced $34,870 under the PPP, all of which was forgiven as of April 30, 2021. The Company recorded a gain on the extinguishment of debt of $34,870 during the nine months ended October 31, 2021.

In July 2020, a minority shareholder made an additional loan to the Company in the amount of $100,000. The loan is interest- free and due upon demand. In October 2021, the loan was converted into 17,182 common shares of the Company. The shares were issued at fair market value and no gain or loss was recorded for the transaction.

Active Intelligence, the Company’s newly acquired subsidiary, entered into an agreement with the Carolina Small Business Development Fund for a line of credit of $160,000 due October 16, 2029, with interest of 5% per year. The amount assumed in Note 3 was $139,184. The loan requires monthly payments of principal and interest of $1,697. During the nine months ended October 31, 2021, principal and interest payments of $8,344 were forgiven under the Cares Act. The amount, $8,344, has been recorded as a gain on the forgiveness of debt. As of October 31, 2021, the amount due was $118,720, of which $14,119 is current.

Finance Leases

Pocono has two finance leases secured by equipment. The leases mature in 2025 and 2026. The incremental borrowing rate is 5.0%. As of October 31, 2021, the amount due on the leases was $106,031, all of which was paid in November 2021.

Related Party Payable

On August 31, 2020, in connection with the Company’s acquisition of Pocono Products LLC, the Company issued to Pocono Coated Products LLC a promissory note, net of debt discount, in the amount of $1,332,893 with interest accruing at an annual rate of 0.17%, due on August 28, 2021, or immediately following the earlier of a capital raise of no less than $4,000,000 and/or a public offering of no less than $4,000,000. Pocono Coated Products LLC, a related party, is a shareholder of the Company. During the nine months ended October 31, 2021, the Company recorded amortization of debt discount of $97,477. In October 2021, the note in the amount of $1,500,000 was paid in full.

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

The debt discount will be amortized over the life of the note. Amortization of the debt discount for the nine months ended October 31, 2020, was $202,500.

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

Interest expense for the nine months ended October 31, 2021was $115,268 including the amortization of the debt discount of $97,477 and interest expense of $17,791. Interest expense for the nine months ended October 31, 2020, was $206,836 including the amortization of debt discount of $202,500 and interest expense of $4,336.

6.	INTANGIBLE ASSETS

As of October 31, 2021, and January 31, 2021, intangible assets consisted of intellectual property, customer base and trademarks, net of amortization, as follows:

	October 31,	January 31,
	2021	2021
Customer base	$314,100	$314,100
License agreement	50,000	-
Intellectual property	817,400	817,400

Total	1,181,500	1,131,500

Less: Accumulated amortization	(222,133)	(124,770)

Net Intangible Assets	$959,367	$1,006,730

In February 2021, the Company acquired an IP license for $50,000, see Note 10- “Rambam Agreement” for further discussion regarding the license agreement. The value of the intangible assets, consisting of intellectual property, license agreement and customer base has been recorded at their fair value by the Company and are being amortized over a period of three to ten years. Amortization expense for the nine months ended October 31, 2021, and 2020 was $97,363 and $27,802, respectively.

Estimated Amortization:

Total
Year Ended January 31,
Remainder of 2022	$32,416
2023	129,776
2924	129,776
2025	113,109
2026 and thereafter	554,290
$959,367

7.	RELATED PARTY TRANSACTIONS

a)	In connection with the acquisition of Pocono, the Company recorded various transactions and operations through Pocono Coated Products LLC, a related entity. During the nine months ended October 31, 2021, the Company was advanced $7,862 in finance payments. As of October 31, 2021, the Company owed Pocono $4,203. The Company also issued a note in the amount of $1,500,000 to Pocono Coated Products LLC. In October 2021, the related party note payable was repaid. See Note 5 for further discussion.

b)	For services to the Company resulting in a listing on a National Exchange and material capital raise of no less than $4 million, the Company will pay the Company’s President and Chief Executive Officer a Milestone bonus of up to $50,000 each. Should any transaction include a warrant clause, the President and Chief Executive Officer shall receive a further $50,000 bonus for every $2 million exercised. For the nine months ended October 31, 2021, the President and Chief Executive Officer each received $100,000.

8.	STOCKHOLDERS’ EQUITY

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

Common Stock

On June 25, 2019, the Company effected a one-for four reverse stock split, pursuant to which each share of common stock became converted into 0.25 shares of common stock, and the Company decreased its authorized common stock from 100,000,000 to 25,000,000 shares.

On January 27, 2020, the Company amended its articles of incorporation to increase its authorized common shares from 25,000,000 shares to 250,000,000 shares.

Activity during the Nine Months Ended October 31, 2020

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

Activity during the Nine Months Ended October 31, 2021

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

(3)	On October 5, 2021, the Company consummated a public offering (the “IPO”) of 1,056,000 units (the “Units”), each Unit consisting of one share of common stock and one warrant (each a “Warrant”) at a price of $6.25 per Unit, and an additional 158,400 warrants pursuant to exercise of the underwriters’ over-allotment option. The underwriters also received an additional 105,600 warrants. At closing, the Company received net proceeds of $5,836,230 from the sale of our securities in the IPO, which included direct offering costs of $790,000. Concurrently, with the October 1, 2021 effective date of the IPO, the shares of our common stock and the Warrants sold to the public in the IPO were listed for trading on the Nasdaq Capital Market. Each Warrant is immediately exercisable, will entitle the holder to purchase one share of common stock at an exercise price of $7.50 and will expire five years from the date of issuance. The shares of common stock and Warrants are separately transferred immediately upon issuance.

(4)	On October 19, 2021, the Company issued 275,000 shares of its common stock and received proceeds of $2,062,500 from the exercise of 275,000 public warrants.

(5)	On October 25, 2021, the Company issued 17,182 shares of its common stock in exchange for the extinguishment of debt in the amount of $100,000. See Note 5 for further discussion.

(6)	On October 25,2021, the Company issued 26,642 shares, valued at $144,000, for consulting services issued in connection with research and development expenses. The shares were issued in settlement of liabilities.

(7)	On October 5, 2021, in connection with the Company’s IPO, two former debtholders were issued an additional 72,200 warrants at an exercise price of $6.25 per share in accordance with the anti-dilution provision of their agreement. The fair value of the warrants issued amounted to $196,589 and the Company recorded the transaction as a deemed dividend related to the warrant round down. In October 2021, one of the debtholders exercised the 36,100 warrants as a cashless warrant and was issued 14,898 shares of common stock.

(8)	On October 22, 2021, the Company issued 125,000 warrants for services to the Company’s CFO and a service provider in connection with the Company’s IPO. The warrants are exercisable at $4.90 per share and expire in three years. The fair value of the warrants issued was $365,000.

9.	WARRANTS

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company’s common stock issued to non-employees of the Company. During the nine months ended October 31, 221, the Company issued 1,056,000 public warrants in connection with its public offering, 105,600 to the underwriters in connection with its public offering, 158,400 warrants issued to the underwriters for the related over-allotment, 125,000 (of which 75,000 were issued to the Chief Financial Officer) warrants for services and 72,200 warrants to previous convertible noteholders as additional compensation due to the warrant round down provisions of their agreement. See Note 5 for further discussion.

The warrant exercise price to the previous convertible noteholders was adjusted to $6.25 for the round down provision and the resulting $196,589 of deemed dividend was recorded during the nine months ended October 31, 2021. The fair value of the 125,000 warrants issued for services amounted to $365,000 and was recorded during the same period. The Company used the Black-Scholes model to determine the fair value of both the $196,589 in deemed dividends and the $365,000 in compensation. The valuation model used a dividend rate of 0%; expected term of 1.5 years; volatilities ranging from 136% to 145%; and risk-free rate 0.10%.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2021	141,828	$11.99	2.16 years	$285,000

Granted	1,517,200	7.23	-	-

Expired/Cancelled	-	-	-	-

Exercised	(311,100)	7.35	-	-

Outstanding - period ending October 31, 2021	1,347,928	$7.36	4.09 years	$171,301

Exercisable - period ending October 31, 2021	1,347,928	$7.36	4.09 years	$171,301

The following table summarizes additional information relating to the warrants outstanding as of October 31, 2021:

Range of Exercise	Number	Weighted Average Remaining Contractual	Weighted Average Exercise Price for Shares	Number	Weighted Average Exercise Price for Shares	Intrinsic
Prices	Outstanding	Life(Years)	Outstanding	Exercisable	Exercisable	Value

$6.25	131,100	1.00	$6.25	131,100	$6.25	$1,301
$14.00	46,828	1.50	$14.00	46,828	$14.00	$-
$7.50	1,045,000	4.73	$7.50	1,045,000	$7.50	$-
$4.90	125,000	2.84	$4.90	125,000	$4.90	$170,000

10.	COMMITMENTS AND CONTIGENCIES

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

On April 29, 2019, the Company filed a securities fraud action in the U.S. District Court for the Eastern District of New York against Raymond Kalmar, Paul Murphy, Michelle Polly-Murphy, Advanced Health Brands and TD Therapeutic, Inc. In the complaint the Company alleges that in 2017, the defendants fraudulently and deceitfully obtained 1,250,000 shares of common stock by orchestrating a months-long scheme to defraud the Company. The Company is seeking the return of the shares of common stock and monetary damages resulting from the defendants’ fraudulent conduct. The defendants filed a motion to dismiss the complaint on August 23, 2019, and on September 13, 2019, the Company filed its response. On July 20, 2020, the Court denied the defendant’s motion to dismiss the complaint, and the parties have recently commenced the discovery phase of the litigation. The Court has scheduled a trial date in early 2022.

Employment Agreements

The Company entered into a three-year employment agreement with Gareth Sheridan, our CEO, effective April 25, 2019. The agreement also provides that the executive will continue as a director. The agreement provides for an initial term, commencing on the effective date of the agreement and ending on January 31, 2024, and continuing on a year-to-year basis thereafter unless terminated by either party on not less than 30 days’ notice given prior to the expiration of the initial term or any one-year extension. For his services to the Company during the term of the agreement, Mr. Sheridan receives an annual salary $42,000 per annum, commencing on the effective date of the agreement and increasing to $250,000 per annum in the month in which the Company shall have received not less than $2,500,000 from one or more public or private financings of the Company’s equity securities subsequent to the date of the agreement. During the year ended January 31, 2021, the salary was increased to $60,000 per annum.

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

On November 1, 2021, The Board of Directors adopted the 2021 Employee Stock Option Plan (the “Plan”). The Company has reserved 350,000 shares under the Plan to issue and sell upon the exercise of stock options. On November 20,2021, 163,500 options to purchase shares of the Company’s common stock were issued to executive officers and directors of the Company at a price of $5.96 per share. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986 or which are not intended to qualify as Incentive Stock Options thereunder. The Plan also provides for restricted stock awards representing shares of common stock that are issued subject to such restrictions on transfer and other incidents of ownership and such forfeiture conditions as the Board of Directors, or the committee administering the Plan composed of directors who qualify as “independent” under Nasdaq rules, may determine. On November 3, 2021, the Company filed a Registration Statement on Form S-8, to register under the Securities Act of 1933, as amended, the 350,000 shares of common stock reserved for issuance under the Plan.

On November 26, 2021, the Company paid off two equipment leases in the amount of $116,000, which included a $10,000 purchase option on one of the leases.

In November 2021, 30,000 warrants issued in the IPO were exercised, with net proceeds to the Company of $225,000.

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

On August 31, 2020, the Company entered into a Purchase Agreement (“Agreement”), with Pocono Coated Products (“PCP”), pursuant to which PCP agreed to sell the Company all of the assets associated with its Transdermal, Topical, Cosmetic and Nutraceutical business (the “Assets”). PCP is the manufacturer of our transdermal products, and we bought that business from them. The purchase price for the Assets was (i) $6,000,000 paid in shares of the Company’s common stock at a value of the average price of the previous 90 days at the date of Closing (the “Shares”); (ii) a promissory note of the Company in the principal amount of $1,500,000, which is due upon the earlier of (a) twelve (12) months from issuance, or (b) immediately following a capital raise of no less than $4,000,000 and/or a public offering of no less than $4,000,000. The note was repaid in full in October 2021. Subsequent to the repayment of the note, the Shares were released from escrow.

On October 5, 2021, the Company, having been approved for the listing of its common stock on The Nasdaq Capital Market effective October 1, 2021, consummated a public offering (the “IPO”) of units (the “Units”), of common stock and warrants that were offered in the IPO on The Nasdaq Capital Market, which included 1,056,000 (each a “Unit”), each Unit consisting of one share of common stock, par value $0.001 per share, and one warrant (each a “Warrant”) at a price of $6.25 per Unit. Each Warrant is immediately exercisable, will entitle the holder to purchase one share of common stock at an exercise price of $7.50 and will expire five (5) years from the date of issuance. The underwriters’ over-allotment option was exercised for 158,400 warrants to purchase shares of common stock bringing to total net proceeds to the Company from the IPO to $5,836,230. The shares of common stock and Warrants are separately transferred immediately upon issuance. As of October 31, 2021, 275,000 Warrants issued in the IPO have been exercised, with net proceeds to the Company of $2,062,500. In November 2021, an additional 30,000 warrants were exercised, with net proceeds to the Company of $225,000.

On November 1, 2021, The Board of Directors adopted the 2021 Employee Stock Option Plan (the “Plan”). The Company has reserved 350,000 shares to issue and sell upon the exercise of stock options issued under the Plan. On November 20,2021, the Board approved options to purchase 163,500 shares of the Company’s common stock issued to executive officers and directors of the Company at a price of $5.96 per share. On November 3, 2021, the Company filed a Registration Statement on Form S-8, to register under the Securities Act of 1933, as amended, the 350,000 shares of common stock reserved for issuance under the Plan.

Results of Operations

Three Months Ended October 31, 2021 and 2020

For the three months ended October 31, 2021, we generated revenue of $283,037 and our costs of revenue were $173,694, resulting in a gross margin of $109,343. For the three months ended October 31, 2020, we generated revenue of $391,797 and our costs of revenue were $228,772, resulting in a gross margin of $163,025. Our revenue for October 31, 2021 was derived from sales from our recent acquisition of transdermal patches. Since we do not have the funds for development of our lead product, the 4P Therapeutics fixed costs are allocated to the contract services that we perform for clients. Our cost of revenue for our contract research and development services represents our labor cost plus a modest amount of material costs which we passed on to the client. The Company moved from the 4P facilities, and many of the prior costs relating to the facility were not incurred. We did not have any revenue from our South Korean customer but expect revenue will recommence during the fourth quarter.

For the three months ended October 31, 2021, our selling, general and administrative expenses were $1,486,784 primarily legal, accounting, administrative salaries and non-cash expenses compared to $203,976 for the three months ended October 31, 2020.The increase from 2020 is primarily attributable to non-cash consulting expenses and amortization of warrants of $529,400, administrative salaries of $250,000 and the inclusion of expenses of $171,702 of Active Intelligence in 2021.

During the three months ended October 31, 2021, the Company commenced its research and development expenses of its Aversa product and incurred $144,000 of salary liabilities that were paid with the issuance of common stock.

We incurred interest expense of $33,380, primarily from the amortization of debt discounts for the three months ended October 31, 2021, as compared to $1,618 for the three months ended October 31, 2020.

As a result of the foregoing, we sustained a net loss of $1,768,410 or $(0.27) per share (basic and diluted) for the three months ended October 31, 2021, compared with a loss of $42,569, or $(0.01) per share (basic and diluted) for the three months ended October 31, 2020. The net loss for 2021 includes a deemed dividend of $196,589 from the settlement of a warrant round down.

Nine Months Ended October 31, 2021 and 2020

For the nine months ended October 31, 2021, we generated revenue of $930,264 and our costs of revenue were $529,300, resulting in a gross margin of $400,964. For the nine months ended October 31, 2020, we generated revenue of $595,611 and our costs of revenue were $420,648, resulting in a gross margin of $174,963. Our revenue for October 31, 2021 was derived from three sources – (1) a continuation of research and development contracts of the type 4P Therapeutics performed prior to our acquisition, which accounted for $205,976, (2) sales of our consumer transdermal product to or South Korean distributor, which accounted for $86,600 which our distributor purchased for its preliminary marketing efforts since the product has not obtained regulatory approval for retail sales in South Korea and (3) sales from our recent acquisition of transdermal patches, which accounted for $637,688. Since we do not have the funds for development of our lead product, the 4P Therapeutics fixed costs are allocated to the contract services that we perform for clients. Our cost of revenue for our contract research and development services represents basically our labor cost plus a modest amount of material costs which we passed on to the client. The Company moved from the 4P facilities, and many of the prior costs relating to the facility were not incurred.

For the nine months ended October 31, 2021, our selling, general and administrative expenses were $2,575,611 primarily legal, accounting, administrative salaries and non-cash expenses compared to $589,224 for the nine months ended October 31, 2020.The increase from 2020 is primarily attributable to non-cash consulting expenses of $754,400 and the inclusion of expenses of $487,617 of Active Intelligence in 2021.

During the quarter ended October 31, 2021, the Company commenced research and development expenses on its Aversa product and incurred $144,000 of salary liabilities that were paid with the issuance of common stock.

During the nine months ended October 31, 2020, we incurred gain on change in fair value of derivatives of $22,096 in connection with our October 2019 financing in which we raised gross proceeds of $250,000 and net proceeds of approximately $230,000 from the sale of convertible notes and warrants. During the nine months ended October 31, 2021, the Company incurred a gain on extinguishment of debt of $43,214, consisting primarily of forgiveness of a PPP loan.

We incurred interest expense of $115,268, primarily from the amortization of debt discounts for the nine months ended October 31, 2021, as compared to $206,836 for the nine months ended October 31, 2020.

As a result of the foregoing, we sustained a net loss of $2,604,290 or $(0.40) per share (basic and diluted) for the nine months ended October 31, 2021, compared with a loss of $680,632, or $(0.12) per share (basic and diluted) for the nine months ended October 31, 2020. The net loss for 2021 includes a deemed dividend of $196,589 from the settlement of a warrant round down.

Liquidity and Capital Resources

As of October 31, 2021, we had $5,485,344 in cash and cash equivalents and working capital of $4,939,237, as compared with cash and cash equivalents of $151,993 and working capital deficiency of $2,254,418 as of January 31, 2021. The Company received proceeds of approximately$8.5 million from the completion of its public offering, exercise of warrants and the sale of common stock during the nine months ended October 31, 2021.

For the nine months ended October 31, 2021, we used cash of $1,576,789 in our operations. The principal adjustments to our net loss of $2,407,701 were amortization of debt discount of $97,477, depreciation and amortization of $235,380, and stock-based compensation of $754,400, offset by a gain on extinguishment of debt of $43,214.

For the nine months ended October 31, 2021, we used cash in investing activities of $51,388 primarily for the purchase of equipment. During the year ended October 31, 2020, cash received from acquisition amounted to $66,964.

For the nine months ended October 31, 2021, we had cash flows of $6,961,528 from financing activities, primarily $8.5 million from the completion of our public offering, exercise of warrants, and gross proceeds from the sale of common stock offset by a payment on long-term debt of $1.5 million.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Going Concern

As of October 31, 2021, the Company believes the substantial doubt about its status as a going concern has been resolved. The going concern conditions that caused substantial doubt no longer exist as the Company has positive cash flow during the last quarter and as of October 31, 2021, has positive working capital. In October 2021, the Company consummated a public offering and received net proceeds of $5,836,230. The Company also received $2,026,500 of proceeds from the exercise of warrants. Management retired most of its debt and other current obligations. Management has implemented other plans to alleviate the substantial doubt. These plans include a substantial increase in projected sales commitments. These factors did not exist in prior years during its start-up operations. The Company’s recent history of losses has continued but future positive cash flow projections due to its management’s plans which includes its acquisition in the latter part of 2020 will enable the Company to alleviate the substantial doubt about the Company’s ability to continue as a going concern. Management’s plans have been currently implemented. The plans enable the Company to meet its obligations for at least one year from the date when the financial statements are issued.

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

Deferred Revenue

Deferred revenue is a liability related to a revenue producing activity for which revenue has not been recognized. The Company records deferred revenue when it receives consideration from a contract before achieving certain criteria that must be met for revenue to be recognized in accordance with GAAP. As of October 31, 2021 and January 31, 2021, the balance of deferred revenue was $239,582 and $86,846, respectively.

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. As of October 31, 2021 and January 31, 2021, Goodwill amounted to $7,529,875.

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

New Financial Accounting Standards

The Company has implemented all new pronouncements, including the adoption of ASU 2018-13, ASU 2019-12, and ASU 2020-06, that are in effect and that may impact its consolidated financial statements and does not believe that there any new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements or results of operations.

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

Management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel, and excessive reliance on third-party consultants for accounting, financial reporting and related activities. During the past fiscal year, we have added qualified accounting personnel, so the Company does not have to rely on third-party consultants. The Company has established additional monitoring controls over the financial statements. We have also improved our internal controls to provide for a detailed accounting review of all revenue items and accounts receivable and accounts payable transactions in connection with the entry and categorization of each transaction in the preparation of the Company’s financial statements.

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

On July 27, 2018, we commenced an action in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, against Advanced Health Brands, Inc., Raymond Kalmar, Paul Murphy, Michelle Polly-Murphy, Laura Fillman and John Baker, together with a Motion for Temporary Injunction Without Notice and a Motion for Prejudgment Writ of Replevin arising from our decision to seek to rescind for misrepresentation the agreement by which we acquired advanced Health Brands, Inc. for 1,250,000 shares of common stock valued at $2,500,000 and seek return of the shares. On August 2, 2018, the court entered a Temporary Injunction Without Notice and an Order to Show Cause against the defendants. Defendants Kalmar, Murphy, Polly-Murphy, and Baker filed a Motion to Dismiss our Verified Complaint, Motion to Dissolve Temporary Injunction Without Notice and Response to Order to Show Cause, and Motion to Compel Arbitration. On January 4, 2019, the court dismissed our complaint with prejudice, and directed the defendants to assign to us within 30 days, the nine patents never duly transferred to us. On February 1, 2019, we appealed the court’s order. Pursuant to a settlement agreement with one of the defendants, that defendant returned the 50,000 shares which had been issued to her, and the shares were cancelled as of January 31, 2019. On June 7, 2019, the individual defendants (other than the defendant whom we have a settlement agreement), filed a motion for sanctions and civil contempt against us, which generally claimed that we failed to comply with the Court’s January 4, 2019 order by refusing to issue the Ruling 144 letters that would allow the defendants to transfer their shares of common stock. On October 29, 2019, the Court denied the defendants’ motion. On March 20, 2020, the Florida district court of appeal reversed the lower court ruling in the Florida state court action that dismissed our complaint with prejudice, and gave us leave to file an amended complaint/

On August 22, 2018, four of the defendants in the Florida action described in the previous paragraph filed a complaint against us in the Franklin County, Ohio Court of Common Pleas seeking a declaratory judgment permitting them to sell the shares of common stock they received pursuant to the acquisition agreement. The parties have agreed to a stay pending the outcome of the Florida litigation.

On April 29, 2019, we filed a securities fraud action in the U.S. District Court for the Eastern District of New York against Raymond Kalmar, Paul Murphy, Michelle Polly-Murphy, Advanced Health Brands and TD Therapeutic, Inc. In the complaint we allege that in 2017, the defendants fraudulently and deceitfully obtained 1,250,000 shares of common stock by orchestrating a months-long scheme to defraud us. We are seeking the return of the 1,200,000 shares of common stock and monetary damages resulting from the defendants’ fraudulent conduct. The defendants filed a motion to dismiss on August 23, 2019, and we filed our response on September 13, 2019. On July 20, 2020, the Court denied the defendant’s motion to dismiss the complaint, and the parties have recently commenced the discovery phase of the litigation. A trial date is expected to be set for some time in early 2022.

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

Our business is impacted by the following additional key risks:

●	Our business could be adversely affected by the effects of health pandemics or epidemics, including the recent outbreak of COVID-19, which was declared by the World Health Organization as a global pandemic, and is resulting in travel and other restrictions to reduce the spread of the disease, including state and local orders across the country, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. The effects of these orders, government-imposed quarantines and measures we would take, such as work-from-home policies, may negatively impact productivity, disrupt our business and could delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition. Further, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which could disrupt our supply chain.

●	The FDA regulatory process may take longer and be more expensive than we anticipate without any assurance that we will obtain FDA approval.

●	If we are not able to obtain FDA approval for our lead product, we may not have the resources to develop any other product, and we may not be able to continue in business.

●	We may not be able to launch any products for which we receive FDA marketing approval.

●	We may not be able to establish a distribution network for the marketing and sale of any products for which we receive FDA approval.

●	We may not be able to establish manufacturing facilities in compliance with FDA good manufacturing practices or to enter into manufacturing agreements for the manufacture of our products in an FDA approved manufacturing facility.

●	It may be necessary to us to enter into a joint venture or other strategic relationship in order to develop, perform clinical testing for, manufacture or market any of our proposed products. We may not be able to enter into such a relationship, and any relationship may not be successful, and the other party may have business interests and priorities that are different from ours.

●	We are party to a settlement agreement with the SEC resulting from statements in our SEC filings that did not accurately reflect the FDA’s jurisdiction over our consumer products and did not disclose that we could not legally market these products in the United States. The settlement included a cease-and-desist order against violating the provisions of the Securities Exchange Act which require us to file accurate registration statements and annual reports with the SEC. Our failure to comply with our obligations under the settlement agreement could result in enforcement proceedings against us or our officers.

●	We may not be able to protect our rights in our intellectual property, and we may be subject to intellectual property litigation which would be expensive and disruptive of our operations even if we eventually prevail on the merits.

●	Unanticipated side effects or other adverse events resulting from the use of our product could require a recall of our products and, even if no recall is required, our reputation could be impaired by side effects.

●	We may not be able to evaluate potential acquisition candidates, with the result that we may not be able to benefit from the acquisition or integrate the acquired business with our business. We have recently incurred an impairment charge as a result of an acquisition when the intellectual property assets of the acquired company were not as represented. We cannot assure you that we will not incur similar or other problems with any future acquisitions.

●	We may fail to comply with all applicable laws and regulations relating to our product. We may have to change or adapt our operations in the event of changes in national, regional and local government regulations, taxation, controls and political and economic developments that affect our products and the market for our products;

●	We may be unable to accurately estimate anticipated expenses, capital requirements and needs for additional financing;

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

Date	Title and Amount (1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts

October 22, 2021	Three-Year Common Stock Purchase Warrant to purchase 14,784 shares of common stock at an exercise price of $7.50.	WestPark Capital, Inc.	NA	$0.01 per share/NA
October 22, 2021	Three-Year Common Stock Purchase Warrant to purchase 6,336 shares of common stock at an exercise price of $7.50.	Craig Kaufman	NA	$0.01 per share/NA
October 22, 2021	Three-Year Common Stock Purchase Warrant to purchase 29,568 shares of common stock at an exercise price of $7.50 per share.	Douglas Bantum	NA	$0.01 per share/NA
October 22, 2021	Three-Year Common Stock Purchase Warrant to purchase 6,336 shares of common stock at an exercise price of $7.50 per share.	Gene McNeil	NA	$0.01 per share/NA
October 22, 2021	Three-Year Common Stock Purchase Warrant to purchase 6,336 shares of common stock at an exercise price of $7.50 per share.	Kenneth Bantum	NA	$0.01 per share/NA
October 22, 2021	Three-Year Common Stock Purchase Warrant to purchase 21,120 shares of common stock at an exercise price of $7.50 per share.	Michael Wallach	NA	$0.01 per share/NA
October 22, 2021	Three-Year Common Stock Purchase Warrant to purchase 21,120 shares of comon stock at an exercise price of $7.50 per share.	David Beth	NA	$0.01 per share/NA
October 22, 2021	Three-Year Common Stock Purchase Warrant to purchase75,000 shares s of common stock at an exercise price of $4.90 per share.	Gerald Goodman, Chief Financial Officer	NA	$0.01 per share/NA
October 22, 2021	Three-Year Common Stock Purchase Warrant to purchase 50,000 shares of common stock at an exercise price of $4.90 per share.	Michael Paige, Outside Counsel	NA	$0.01 per share/NA
October 22, 2021	14,333 shares of common stock.	Employee compensation.	NA	$84,000/NA
October 22, 2021	10,309 shares of common stock	Employee compensation	NA	$60,000/N/A
October 22, 2021	17,182 shares of common stock issued in conversion of $100,000 of debt.	TII Jet Services		$100,000/NA

(1)	These shares were issued pursuant to private offering exemptions provided by Section 4(2) of the Securities Act of 1933, as amended (Securities Act), and Rules 506 and 701 promulgated thereunder, to a limited number of investors and are restricted shares as defined in the rules and regulations under the Securities Act.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits
31.1	Section 302 Certificate of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certificate of Chief Executive Officer and Principal Financial Officer.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRIBAND INC.

December 14, 2021	By:	/s/ Gareth Sheridan
Gareth Sheridan,
Chief Executive Officer
(Principal Executive Officer)

December 14, 2021	By:	/s/ Gerald Goodman
Gerald Goodman,
Chief Financial Officer
(Principal Financial and Accounting Officer)