Form 10-K
period 2022-01-31
NutriBand Inc.
filed 2022-04-29
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-55654

NUTRIBAND INC.

(Exact name of registrant as specified in its charter)

Nevada	81-1118176
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

121 South Orange Ave., Suite 1500, Orlando, FL	32801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (407) 377-6695

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NTRB	The Nasdaq Stock Market LLC
Warrants	NTRBW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $ 33,326,538 as of July 31, 2021.

As of April 22, 2022, the registrant had 7,821,176 shares of common stock outstanding.

References to “we,” “us,” “our” and words of like import refer to us and our subsidiaries, including 4P Therapeutics LLC following our acquisition of 4P Therapeutics on August 1, 2018, and the acquisition of Pocono Pharmaceuticals Inc. on August 31, 2020, unless the context indicates otherwise. References to 4P Therapeutics and Pocono refer to the business and operations of 4P Therapeutics and Pocono prior to our acquisition unless the context indicates otherwise.

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

i

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contain “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward- looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward looking statement can be guaranteed and actual future results may vary materially.

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

ii

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

Information regarding market and industry statistics contained in this annual report is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities reports or economic analysis. We have not reviewed or included data from all sources. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not assume any obligation to update any forward-looking statement.

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

iii

PART I

ITEM 1. BUSINESS

SUMMARY

This summary highlights information contained elsewhere in this report This summary does not contain all the information you should consider before investing in the securities. However, you should read the entire report carefully, including the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our financial statements, including the notes thereto, appearing elsewhere in this report.

Our primary business is the development of a portfolio of transdermal pharmaceutical products. Our lead product is our AVERSA™ technology, an abuse deterrent technology that can be added to a new or existing transdermal patch with the goal of deterring the abuse of certain drugs when delivered transdermally. Our first product under development is our AVERSA fentanyl patch (“AVERSA Fentanyl”) to provide clinicians and patients with an extended-release, transdermal-delivered fentanyl product for use in managing chronic pain requiring around the clock opioid therapy, combined with our AVERSA® technology to reduce the abuse and misuse of fentanyl patches. Following our acquisition of 4P Therapeutics on August 1, 2018, we are planning to develop, and seek FDA approval of, a number of transdermal pharmaceutical products under development by 4P Therapeutics. With the acquisition of the transdermal, topical, cosmetic and nutraceutical business of Pocono Coated Products, LLC effective August 31, 2020, we manufacture on a contract basis transdermal, topical, coated and consumer products.

Selected Risks Associated with our Business and Operations

Our business is subject to significant risks, which are disclosed in more detail under “Risk Factors,” which begins on page 13, as a result of which an investment in our common stock is highly speculative and could result in the loss of your entire investment. Significant risks include, but are not limited to, the following:

●	Our business could be adversely affected by the effects of health pandemics or epidemics, including the recent outbreak of COVID-19, which was declared by the World Health Organization as a global pandemic, and is resulting in travel and other restrictions to reduce the spread of the disease, including state and local orders across the country, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. The effects of these orders, government-imposed quarantines and measures we would take, such as work-from-home policies, may negatively impact productivity, disrupt our business and could delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition. Further, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which could disrupt our supply chain.

●	The FDA regulatory process may take longer and be more expensive than we anticipate without any assurance that we will obtain FDA approval.

●	If we are not able to obtain FDA approval for our lead product, we may not have the resources to develop any other product, and we may not be able to continue in business.

●	We may not be able to launch any products for which we receive FDA marketing approval.

●	We may not be able to establish a distribution network for the marketing and sale of any products for which we receive FDA approval.

●	We may not be able to establish manufacturing facilities in compliance with FDA good manufacturing practices or to enter into manufacturing agreements for the manufacture of our products in an FDA approved manufacturing facility.

●	It will be necessary to us to enter into a joint venture or other strategic relationship in order to develop, perform clinical testing for, manufacture or market any of our proposed products. We may not be able to enter into such a relationship, and any relationship may not be successful, and the other party may have business interests and priorities that are different from ours.

●	We may not be able to protect our rights in our intellectual property, and we may be subject to intellectual property litigation which would be expensive and disruptive of our operations even if we eventually prevail on the merits.

●	Unanticipated side effects or other adverse events resulting from the use of our product could require a recall of our products and, even if no recall is required, our reputation could be impaired by side effects.

●	We may fail to comply with all applicable laws and regulations relating to our product. We may have to change or adapt our operations in the event of changes in national, regional and local government regulations, taxation, controls and political and economic developments that affect our products and the market for our products;

●	We may be unable to accurately estimate anticipated expenses, capital requirements and needs for additional financing;

●	The terms of our recent financing, including the antidilution provisions of the warrants, may impair our ability to raise funds for our operations during the term of the warrants.

Our Business

Our primary business is the development of a portfolio of transdermal pharmaceutical products. Our development pipeline consists of transdermal products that are based on our proprietary AVERSA® abuse deterrent transdermal technology that can be incorporated into transdermal patches that contain drugs that are susceptible to abuse and misuse.

Our first product under development is AVERSA Fentanyl, an abuse deterrent fentanyl transdermal system that combines an existing generic fentanyl patch with our AVERSA technology to reduce the abuse and misuse of fentanyl patches. We believe that AVERSA technology can be broadly applied to various transdermal products, and our plan is to follow the development of our abuse deterrent fentanyl transdermal system with the development of additional transdermal deterrent products for pharmaceuticals that have a risk or history of abuse. Specifically, we have expanded our development pipeline to include AVERSA Buprenorphine and AVERSA Methylphenidate. In addition, we are developing a portfolio of transdermal pharmaceutical products to deliver already approved drugs or biologics that are typically delivered by injection but with the potential to improve compliance and therapeutic outcomes by providing them as transdermal patches.

We have signed a feasibility agreement for with Kindeva Drug Delivery, formerly 3M Drug Delivery, for the development of AVERSA Fentanyl using Kindeva’s FDA approved Fentanyl patch. The feasibility agreement is focused on adapting Kindeva’s commercial transdermal manufacturing process to incorporate AVERSA technology.

The product development program for AVERSA Fentanyl includes performing preclinical and clinical studies to demonstrate the abuse deterrent properties of the product. The program assumes that the fentanyl transdermal system is already approved and the only change to the approved product will be to incorporate the AVERSA technology into the patch design with no change being made to the fentanyl drug matrix or its demonstrated safety or drug release characteristics. Preclinical studies to be performed primarily consist of laboratory-based in vitro manipulation and extraction studies in various extraction media per FDA guidance. Clinical evaluation primarily consists of a Phase 1 Human Abuse Liability (HAL) study to demonstrate the abuse potential of the product per FDA guidance. The regulatory path for FDA approval is planned to be a 505(b)(2) NDA submission to access the safety and efficacy information on file for Duragesic® fentanyl transdermal system as the reference-listed drug. The product development program for the additional AVERSA pipeline products, AVERSA Buprenorphine and AVERSA Methylphenidate, are similar to that of AVERSA Fentanyl, assuming that the AVERSA technology is incorporated into an already approved transdermal patch.

Through July 31, 2018, we had not generated any revenue from our business, which was the research and development of transdermal consumer patches. Consumer products are products that can be sold over-the-counter and do not require a prescription. Most transdermal patches are considered drugs in the United States and cannot be marketed in the United States without approval from the FDA. We have not taken any steps to seek to obtain FDA approval for any of our consumer products in development, and we have no plans to do so in the near term.

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

As a result of the acquisition, the focus of our business has changed from the development and marketing outside of the U.S. of consumer transdermal products to the development of 4P Therapeutics’ portfolio of pharmaceutical transdermal products. Our lead product under development is AVERSA® Fentanyl (abuse deterrent fentanyl transdermal system) which we plan to develop to deter the abuse and accidental misuse of fentanyl transdermal patches. Fentanyl is a potent synthetic opioid that is marketed as a transdermal patch for chronic pain management. There are currently a number of generic fentanyl patches on the market but none of them have abuse deterrent properties. We believe that our AVERSA® abuse deterrent technology, containing aversive agents will significantly deter the abuse and accidental misuse of fentanyl from transdermal patches.

With the acquisition of 4P Therapeutics, we acquired a research pipeline of other transdermal products, including peptides and proteins such as exenatide for type 2 diabetes and FSH for infertility. These drugs are off patent but are currently only available as injections, and we are evaluating the possibility of developing a transdermal delivery system for these drugs as an alternative to injection but with improved compliance and safety. In addition, we may develop certain generic transdermal products where we think we can make an improvement to existing patches and where we believe we can take significant market share with good profit margins. One example of such a product candidate is the development of a generic scopolamine patch. The prioritization of our portfolio product candidates will be reviewed on an ongoing basis and will take into account technical progress, market potential and commercial interest. We cannot assure you that we will be able to develop and obtain FDA approval for any of these potential products or that we can be successful in marketing any such products. The FDA approval process can take many years to complete successfully, and we will require substantial funding for each product that goes through the process. We cannot assure you that we will obtain FDA marketing approval for any of our products.

In addition to performing research and development for its own products, 4P Therapeutics performs contract research and development services for a small number of clients in the life sciences field to help support its ongoing operations. The work includes conducting early-stage drug and device clinical and preclinical studies and providing clinical-regulatory and formulation/analytical consulting services. Neither we nor current clients have any long-term commitments, and either party can terminate at any time. We do not expect to generate significant revenues from these services.

Acquisition of Pocono Coated Products

On August 25, 2020, the Company formed Pocono Pharmaceuticals Inc.(“Pocono”), a wholly owned subsidiary of the Company. Effective August 31, 2020, the Company entered into a Purchase Agreement (“Agreement”) with Pocono Coated Products (“PCP”), a manufacturer of Topical and transdermal products, pursuant to which PCP agreed to sell the Company certain of the assets and liabilities associated with its Transdermal, Topical, Cosmetic and Nutraceutical business (the “Business”), including all related equipment, intellectual property and trade secrets, cash balances, receivables, bank accounts and inventory. The net assets were contributed to Pocono. Included in the transaction, the Company acquired 100% of the membership interests of Active Intelligence LLC (“Active Intelligence”). The purchase price for the assets of the Business is (i) $6,000,000 paid in 608,519 shares of the Company’s common stock, based on the average price for the Company’s common stock for the previous 90 days as of the date of Closing (the “Shares”); (ii) a promissory note of the Company in the principal amount of $1,500,000, which has been paid in full as of October 1, 2021.

Our Organization

We are a Nevada corporation, incorporated on January 4, 2016. In January 2016, we acquired Nutriband Ltd, an Irish company which was formed by Gareth Sheridan, our chief executive officer, in 2012, to enter the health and wellness market by marketing transdermal patches. Our corporate headquarters are located at 121 S. Orange Ave. Suite 1500, Orlando, Florida 32801, telephone (407) 377-6695. Our website is www.nutriband.com. Information contained on or available through our website or any other website does not constitute a portion of this annual report.

Implications of Being an Emerging Growth Company

As a company with less than $1.07 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of reduced reporting requirements that are otherwise generally applicable to public companies, although as a smaller reporting company we are taking advantage of reduced reporting requirements. In particular, as an emerging growth company, we:

●	may present only two years of audited financial statements and related disclosure under Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A;

●	are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives, which is commonly referred to as “compensation discussion and analysis”;

●	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

●	are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on frequency” and “say-on-golden-parachute” votes);

●	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and chief executive officer pay ratio disclosure;

●	are not required to conduct an evaluation of our internal control over financial reporting by our auditors.

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

Effects of the COVID-19 Pandemic

Our business may be affected by the COVID-19 pandemic and the response to the pandemic. Factors which may affect our business include, but are not limited to, the following:

●	Our ability to raise financing for our operations and to enter into a joint venture agreement may be affected by both the willingness and ability of potential financing sources and potential joint venture partners to invest in an undercapitalized business, particularly at a time when the potential financing source or joint venture partner may need to devote its resources to existing portfolio companies or joint ventures which may be in need of financing decision by investors who would invest in early stage pharmaceutical companies to limit their financing efforts to companies that are dealing with products or services related to COVID-19 diagnosis or treatment.

●	The decision by investors who would invest in early-stage pharmaceutical companies to limit their financing efforts to companies that are dealing with products or services related to COVID-19 diagnosis or treatment.

●	The effect of recent stock market declines on the willingness of investors to make an investment in our securities.

●	The financial health of our potential contract service customers.

●	Our ability to perform contract services.

●	Our ability to obtain any goods or services which we may need to perform contract services.

●	The ability of our foreign distributors to obtain regulatory approval, which may be affected by the regulatory agencies giving a low priority to products such as our consumer patches.

Pharmaceutical Products in Development

We have a pipeline of transdermal pharmaceutical products that are primarily in the early stages of development. Our current focus is on the development of AVERSA Fentanyl for which we have signed a feasibility agreement with Kindeva Drug Delivery, a contract development and manufacturing organization. We plan to follow on from this with development of additional products utilizing the AVERSA abuse deterrent transdermal technology, AVERSA Buprenorphine and AVERSA Methylphenidate.

Our lead product under development is our AVERSA Fentanyl product which is an abuse deterrent fentanyl patch for the treatment of chronic pain. As the United States faces an epidemic of opioid abuse, fentanyl transdermal patches have become an attractive target for recreational drug abusers due to the high potency of fentanyl and its ease of abuse by the oral route. We are looking to utilize our proprietary approach to incorporate aversive agents into the transdermal patch to deter the abuse of fentanyl patches by the oral, buccal and inhaled routes, which represent as much as 70% of all transdermal fentanyl abuse. The technology is based on the incorporation of taste and sensory aversive agents into the patch that have high potency, established safety, and the potential to prevent accidental misuse by children and pets. The aversive agents are coated onto the backing of the transdermal patch in a controlled release formulation that provides immediate and sustained release. This provides several advantages including physical separation of the aversive agents from the drug matrix, availability of aversive agents before and after use as well as making it difficult to separate the aversive agents from the drug by extraction. The aversive agents are not contained in the drug matrix and are not delivered to the skin during patch wear. In addition to the fentanyl patch, this technology has broad applicability to any therapeutic patch where deterring abuse as well as accidental misuse by children and pets are valuable attributes.

We believe that our abuse deterrent technology can be broadly applied to various transdermal products and our strategy is to follow the development of our AVERSA Fentanyl with the development of additional products for pharmaceuticals that have a risk or history of abuse. For example, we believe that our technology can be utilized in other transdermal products to deter the abuse of other drugs such as buprenorphine, an opioid used to treat acute pain and chronic pain, and methylphenidate, a central nervous system stimulant. Buprenorphine is an opioid used to treat opioid addiction, acute pain and chronic pain. It can be used under the tongue, by injection, as a skin patch, or as an implant. For opioid addiction, it is typically only started when withdrawal symptoms have begun and for the first two days of treatment under direct observation of a health care provider. For longer term treatment of addiction, a combination formulation of buprenorphine/naloxone is recommended to prevent misuse by injection. Methylphenidate, sold under various trade names, such as Ritalin in oral form, and in transdermal patch form known as Daytrana, is a central nervous system stimulant that is used in the treatment of attention deficit hyperactivity disorder and narcolepsy. We plan to develop transdermal delivery systems for buprenorphine and methylphenidate after we make significant progress on our abuse deterrent fentanyl transdermal system.

Our research pipeline consists primarily of drug compounds which have been previously approved by the FDA and are now off-patent. In some cases, we are developing a non-injectable version of the drug utilizing our transdermal technology which represents a new route of administration. In most cases, we plan to utilize the 505(b) (2) NDA regulatory pathway provided by the FDA which allows us to reference the safety information on file at FDA for the approved drug or to reference the published literature instead of having to generate new safety information that would typically be required for new chemical entities. However, we cannot assure you that the FDA will concur with our approach or that we will be able to receive FDA approval to market any of products that we develop.

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

The prioritization of our portfolio of product candidates will be reviewed on an ongoing basis and will take into account technical progress, market potential, available funding and commercial interest. Our ability to take any meaningful steps to the development of any of these products is determined by our ability to provide sufficient funding for such activities. As stated above, without additional financing or a joint venture agreement we will not be able to take any steps to the development of any of these products.

We currently have no branded OTC or Consumer products nor do we plan to launch any OTC or Consumer products in the near term as our focus is primarily on our pharmaceutical development pipeline and continuing the contract services offered by both 4P Therapeutics and Pocono Pharma.

Pharmaceutical Manufacturing and Supply

Manufacturing of our pharmaceutical transdermal products in development will be performed in compliance with FDA current Good Manufacturing Practices (cGMP) and all applicable local regulations by contract manufacturers. All manufacturing processes and facilities will be subject to review by the FDA during development, prior to approval and during subsequent routine FDA inspections. We plan to continue to rely on contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of our products, if and when approved for marketing by the FDA.

Employees

As of January 31, 2022, the Company has 13 full time employees, of which five are officers of the Company. None of our employees are represented by a labor union, and we consider our employee relations to be good.

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

The process required by the FDA to receive approval prior to marketing and distributing a drug in the United States generally involves a preclinical phase followed by three phases of clinical trials. The definition of drug is broadly defined and includes the pharmaceutical products we have in development. Even though the drug used in each of our proposed products is currently approved by the FDA in other dosage forms, we will still need to conduct a development program that will include preclinical and clinical trials before we receive FDA marketing approval. The FDA also has a number of abbreviated approval pathways which, if we are eligible, could shorten the time for approval. For example, the regulatory path for the AVERSA products in development is intended follow a 505(b)(2) NDA regulatory pathway which reduce the amount of clinical work that needs to be performed to a single trial to evaluate the abuse potential of the product as the safety and efficacy of the drug has already been established. However, we cannot be certain that we will be able to use any abbreviated approval pathway, in which event we will need to comply with the full regulatory pathway as described below.

The full (although not typical for the AVERSA related products) FDA regulatory pathway consists of the following phases of development.

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

Before approving an NDA, the FDA may inspect the facilities where the product is being manufactured or facilities that are significantly involved in the product development and distribution process and will not approve the product unless compliance with current good manufacturing practices is satisfactory. The FDA may deny approval of an NDA if applicable statutory or regulatory criteria are not satisfied, or may require additional testing or information, which can delay the approval process. In pursuing FDA approval there may be various delays and it is possible that approval may never be granted. In addition, new government requirements may be established that could delay or prevent regulatory approval of our product candidates under development.

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

The manufacturing of any of our products will be required to comply with the FDA’s current Good Manufacturing Practices (cGMP) regulations. These regulations require, among other things, quality control and quality assurance, as well as the corresponding maintenance of comprehensive records and documentation. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are also required to register with the FDA their establishments and list any products they make and to comply with related requirements in certain states. These entities are further subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with current good manufacturing practices and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

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

Other Government Regulations

We may be subject to government regulations that are applicable to businesses generally, including those relating to workers’ health and safety, environmental and waste disposal, wage and hour and labor practices, including sexual harassment laws and regulations, and anti-discrimination laws and regulations.

In addition, we must comply with the laws and regulations governing the research and manufacture of products containing controlled substances such as fentanyl and other opioids. We or our contract manufacturer must be licensed by the Drug Enforcement Agency (DEA) and the state(s) in which we conduct research and development activities.

Europe and Other Countries

If we market our products in any countries other than the United States, we would be subject to the laws of those countries. To obtain market access for our products in other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our products.

The European medicines regulatory system is based on a network of around 50 regulatory authorities from the 31 countries in the European Economic Area, the European Commission and the European Medicines Agency. All medicines must be authorized before they can be placed on the market in the European Union. The European system offers different routes for authorization. A centralized procedure allows the marketing of a medicine on the basis of a single European Union assessment and marketing authorization which is valid throughout the European Union. However, a majority of medicines authorized in the European Union do not fall within the scope of the centralized procedure, and we do not know whether our proposed products will fall within the centralized authorization. We also do not know how the withdrawal of Great Britain from the European Union will affect the procedure for approval of medicines in the United Kingdom. If we are not able to use the centralized procedure, we would need to use one of the following procedures. One method is the decentralized procedure where we would apply for the simultaneous authorization in more than one European Union member. The second method is the mutual-recognition procedure where we would have a medicine authorized in one European Union country apply for authorization to be recognized in other European Union countries. In either case, we would be required to complete clinical trials to demonstrate the safety and efficacy of the medicine and show and that the medicine is manufactured in accordance with good manufacturing practices based upon European Union standards.

In countries other than the United States and the European Union, we would be required to comply with the applicable laws of those countries, which may require us to perform additional clinical testing.

Failure to obtain regulatory approval in any country would prevent our product candidates from being marketed in those countries. In order to market and sell our products in jurisdictions other than the United States and the European Union, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The regulatory approval process outside the United States and the European Union generally includes all of the risks associated with obtaining FDA and European Union approval but can involve additional testing.

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

Intellectual Property

The AVERSA abuse deterrent technology utilized in our AVERSA product pipeline is covered by an international intellectual property portfolio with patents issued in 44 countries including the United States, Europe, Japan, Korea, Russia, Mexico, and Australia and with patents pending in Canada and China. These patents provide patent coverage to 2035. We continue to build on our proprietary positions in the United States and internationally for our product candidates AVERSA Fentanyl, AVERSA buprenorphine and AVERSA methylphenidate as well as other products and technology that we may have in development. Our policy is to pursue, maintain and defend patent rights developed internally or acquired externally and to protect the technology, inventions and improvements that are commercially important to the development of our business. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents granted to us in the future will be commercially useful in protecting our technology. We also rely on trade secrets to protect our commercial products and product candidates. Our commercial success also depends in part on our non-infringement of the patents or proprietary rights of third parties. For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property” appearing elsewhere in this Form 10-K.

Further, we plan to seek trademark protection in the United States and internationally where available and when appropriate. We have registered the name Nutriband in the United States. We have received a notice of allowance for the AVERSA trademark for our abuse deterrent technology in the United States.

Competition

The pharmaceutical industry is highly competitive and subject to rapid change as new products are developed and marketed. Potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, and medical technology companies. We believe the key competitive factors that will affect the development and commercial success of our products are product performance including safety and efficacy, level of patient compliance, healthcare professional acceptance, and the extent of insurance reimbursement of our products.

As our development pipeline includes products that contain opioids (AVERSA Fentanyl and AVERSA Buprenorphine), we continually monitor the market for opioid products, particularly in the United States. Pharmaceutical companies engaged in the distribution and sale of opioids, in particular for the treatment of chronic pain, are promoting responsible opioid use. Our opioid products potentially offer a unique proposition to meet the unmet needs of patients by deterring the abuse and misuse of opioids while making opioids accessible to those patients who need them. If approved, our AVERSA pipeline products will compete with the currently marketed products that do not contain abuse deterrent features as well as other products that may employ different abuse deterrent technology. We may also have to compete with products that do not contain opioids or other drugs that are susceptible to abuse. We are not aware of any abuse deterrent transdermal products that are in development or being marketed at this time. If we obtain regulatory approval to market our products, we cannot assure you that we will be successful in the marketplace.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this prospectus before making an investment decision with regard to our securities. The statements contained in this prospectus include forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. The risks set forth below are not the only risks facing us. Additional risks and uncertainties may exist that could also adversely affect our business, prospects or operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or a significant part of your investment.

Risks Concerning our Business

Because we are an early-stage company with minimal revenue and a history of losses and we expect to continue to incur substantial losses for the foreseeable future, we cannot assure you that we can or will be able to operate profitably.

During the year ended January 31, 2022, we generated revenues of $1,422,154, a loss of $6,372,715 and a negative cash flow from operations of $2,809,223. As of January 31, 2022, we had a working capital surplus of $4,686,112, as compared with a working capital deficit of $2,882,794 as of January 31, 2021. We are subject to the risks common to start-up, pre-revenue enterprises, including, among other factors, undercapitalization, cash shortages, limitations with respect to personnel, financial and other resources and lack of revenues. Drug development companies typically incur substantial losses during the product development and FDA testing phase of the business and do not generate revenues until after the drug has received FDA approval, which cannot be assured, and until the company has started to sell the product. We can give no assurance that we can or will ever be successful in achieving profitability and the likelihood of our success must be considered in light of our early stage of operations. We cannot assure you that we will be able to operate profitably or generate positive cash flow. If we cannot achieve profitability, we may be forced to cease operations and you may suffer a total loss of your investment.

The Russian/Belarus-Ukrainian conflict may adversely affect our business, financial condition and results of operations.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. The specific impact on our financial condition, results of operations and cash flows is not determinable as of the date hereof. However, to the extent that such military action spreads to other countries, intensifies, or otherwise remains active, such conflict could have a material adverse effect on our financial condition, results of operations, and cash flows. To date, this conflict is predicted to have a destabilizing effect on the world’s economy, resulting in higher energy prices and inflationary pressures generally in the world’s economy, as well as possible supply chain restraints, which will have negative effects on the world’s economy generally and to our ongoing operations specifically. The duration of this conflict, as well as its effects on the world economy are not known at this point. These factors may lead to a lack of certainty or other changes in the capital markets and limit or reduce our potential for raising the additional capital that we will require to execute our business plan in a timely fashion.

Our business will be likely be adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic and the response to the pandemic will affect our business in a number of ways, including, but are not limited to, the following:

●	Our ability to raise financing for our operations and to enter into a joint venture agreement may be affected by both the willingness and ability of potential financing sources and potential joint venture partners to invest in an undercapitalized business, particularly at a time when the potential financing source or joint venture partner may need to devote its resources to existing portfolio companies or joint ventures which may be in need of financing.

●	The decision by investors who would invest in early-stage pharmaceutical companies to limit their financing efforts to companies that are dealing with products or services related to COVID-19 diagnosis or treatment.

●	The effect of recent stock market decline on the willingness of investors to make an investment in our securities.

Because we do not have a product we can market in the United States, we cannot predict when or whether we will operate profitably.

Our lead product, which is our abuse deterrent fentanyl transdermal system, is currently in development and is not yet approved by the FDA in the United States or by any other regulatory agency in any other country. We do not have any product that we can market in the United States. Because of the numerous risks and uncertainties associated with product development, we cannot assure you that we will be able to develop and market any products or achieve or attain profitability. If we are able to obtain financing for our operations, we expect that we will incur substantial expenses as we continue with our product development programs and clinical trials. Further, if we are required by applicable regulatory authorities, including the FDA as well as the comparable regulatory agencies in other countries in which we may seek to market product, to perform studies in addition to those we currently anticipate, our expenses will increase beyond expectations and the timing of any potential product approval may be delayed. As a result, we expect to continue to incur substantial losses and negative cash flow for the foreseeable future.

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

Our lead product is our abuse deterrent fentanyl transdermal system, and we are devoting our resources primarily to developing this product to enable us to obtain FDA approval and to market the product. If we are not able to obtain necessary financing to develop, obtain FDA marketing approval and market this product successfully, we may not have the resources to develop additional products, and we may not be able to continue in business.

Before we can market in the United States any product which is classified by the FDA as a drug, we must obtain FDA marketing approval.

Our proposed transdermal products are drug-device combinations that are considered by the FDA to be drugs, which require approval by the FDA. In order to obtain FDA approval, it is necessary to conduct a series of preclinical and clinical tests to confirm that the product is safe and effective. Even though the medication that is being delivered through our transdermal patch may have already received FDA approval, because we are changing the dosage form or route of administration, we will need to complete, to the FDA’s satisfaction, all of the studies required to demonstrate safety and efficacy. At any point, the FDA could ask us to perform additional tests or to refine and redo a test that we had previously completed. The process of obtaining FDA approval could take many years, with no assurance that the FDA will approve the product. The FDA also will need to approve the manufacturing process and the manufacturing facility.

We may need to rely on a contract research organization to conduct our preclinical and clinical trials.

Although we believe that we, through 4P Therapeutics, have the capabilities to conduct preclinical studies and early- stage clinical studies in house, we may need to rely on third party contract research organizations to conduct our pivotal preclinical and clinical trials. Our failure or the failure of the contract research organization to conduct the trials in compliance with FDA regulations could possibly derail our obtaining FDA approval and could require us to redo any preclinical or clinical trials which we or the contract research organization administered.

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

If we experience delays in carrying out or completing clinical trials for any product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down the product development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business and financial condition. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Our ability to finance our operations and generate revenues depends on the clinical and commercial success of our abuse deterrent fentanyl transdermal system and our other related product candidates and failure to achieve such success will negatively impact our business.

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

Any commercial manufacturer of our products and the manufacturing facilities where we make our commercial products will be subject to FDA inspection. Part of the process of seeking FDA approval to market our products is the FDA’s approval of the manufacturing process and facility. Although we may establish our own manufacturing facilities, the establishment of a manufacturing facility is very costly, and, unless we obtain funding for that purpose, it would be necessary for us to engage a contract manufacturer who has experience is manufacturing FDA-approved transdermal products. By relying on a contract manufacturer, we will be dependent upon the manufacturer, whose interests may be different from ours. Any contract manufacturer will be responsible for product quality and for meeting regulatory requirements. If the manufacturer does not meet our quality standards and delivers products that do not meet our specifications, we may both incur liability for breach of our warranty to our customer, as well as liability for any adverse events, including death, that may result from the use, abuse or accidental misuse of the product. Regardless of whether we are able to make a claim against the contract manufacturer, our reputation may be harmed and we may lose business as a result. Further, the contract manufacturer may have other customers and may allocate its resources based on the contract manufacturer’s interest rather than our interest. Furthermore, we may not be able to assure ourselves that we will get favorable pricing.

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

The Food and Drug Administration Amendments Act of 2007 gave FDA the authority to require a Risk Evaluation and Mitigation Strategy (REMS) from manufacturers to ensure that the benefits of a drug or biological product outweigh its risks. If one of our proposed product candidates does receive regulatory approval, the approval may be limited to specific conditions and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. The FDA may require a REMS, which can include a medication guide, patient package insert, a communication plan, elements to assure safe use and implementation system, and include a timetable for assessment of the REMS. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. In addition, the FDA may require post-approval testing which involves clinical trials designed to further assess a drug product’s safety and effectiveness after the NDA.

Depending on the extent of the REMS requirements, any U.S. launch may be delayed, the costs to commercialize may increase substantially and the potential commercial market could be restricted. Furthermore, risks that are not adequately addressed through the proposed REMS program may also prevent or delay its approval for commercialization.

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

As with all medical products, the use of our products could sometimes produce undesirable side effects or adverse reactions or events (referred to cumulatively as adverse events). For the most part, we expect these adverse events to be known and occur at some predicted frequency based on our experience in the clinical development program. When adverse events are reported to us, we are required to investigate each event and the circumstances surrounding it to determine whether it was caused by our product and whether a previously unrecognized safety issue exists. We will also be required to periodically report summaries of these events to the applicable regulatory authorities. If the adverse effects are significant, we may be required to recall our product. We cannot assure you that our transdermal products will not cause skin irritation or other adverse events. Our ability to market our products may be impaired by unanticipated adverse events and any recall of our product. Because we are an early-stage company, our reputation, and our ability to market products, could be affected more severely than a major pharmaceutical company.

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

Before we can market our products outside of the United States, we will need to obtain regulatory approval in each country in which we propose to sell our products.

In order to market and sell our products in jurisdictions other than the United States, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA and can involve additional testing.

In addition, in many countries worldwide, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Even if we were to receive approval in the United States, approval by the FDA for marketing in the United States does not ensure approval by regulatory authorities in other countries. Similarly, approval by one regulatory authority outside the United States would not ensure approval by regulatory authorities in other countries. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of our product candidates by regulatory authorities in foreign jurisdictions, the commercial prospects of those product candidates may be significantly diminished and our business prospects could be impaired.

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

Our present efforts are directed to developing and seeking FDA approval for our pipeline of transdermal pharmaceutical products including our lead product, the abuse deterrent fentanyl transdermal system. The development of pharmaceutical products is very expensive with no assurance of obtaining FDA approval. Because of the costs involved, we may need to enter into a joint venture or strategic alliance or licensing or similar agreement with a third party to bring our products to market, in which event we would have to give up a significant percentage of the equity in or rights to the product and require the other party to provide the necessary financing and personnel and to take a significant role in making the decisions relating to the development, testing, marketing and manufacturing of the product. The third party may have interests which are different from, and possibly in conflict with, our own. If we are unable to attract competent parties to distribute and market any product which we may develop, or if such parties’ efforts are inadequate, we will not be able to implement our business strategy and may have to cease operations. We cannot assure you that we will be successful in entering into joint ventures or other strategic relationships or that any relationship into which we may enter will develop a marketable product or that we will generate any revenue or net income from such a venture.

We may decide not to continue developing or commercializing any products at any time during development or after approval, which would reduce or eliminate our potential return on investment for those product candidates.

We may decide to discontinue the development of our abuse deterrent fentanyl transdermal system or any other product in our pipeline or not to continue to commercialize any potential product for a variety of reasons, such as the appearance of new technologies that make our product less commercially viable, an increase in competition, changes in or failure to comply with applicable regulatory requirements, changes in the regulatory or public policy environment, the discovery of unforeseen side effects during clinical development or after the approved product has been marketed or the occurrence of adverse events at a rate or severity level that is greater than experienced in prior clinical trials. If we discontinue a program in which we have invested significant resources, we will not receive any return on our investment.

If any of our potential products are approved for marketing but fail to achieve the broad degree of physician or market acceptance necessary for commercial success, our operating results and financial condition will be adversely affected.

If any of the products in our pipeline receives FDA approval thereby allowing us to market the product in the United States, it will be necessary for us to generate acceptance of our product for the indications covered by the FDA approval. In order to generate acceptance in the marketplace, we will need to demonstrate to physicians, patients and payors that our product provides a distinct advantage or better outcome at a price that reflects the value of our product as compared with existing products. We will need to develop and implement a marketing program directed at both physicians and the general public. Since we do not presently have the resources necessary to develop or implement an in-house marketing program and we may not have the funds to do so if and when we obtain FDA approval to market our product, we will need to establish a distribution network though license and distribution agreements with third parties who have the capability to market our product to physicians, and we will be dependent upon the ability of these third parties to market our products effectively. We cannot assure you that we will be able to negotiate license and distribution agreements with terms that are acceptable to us. Since we do not have an established track record and our product pipeline is relatively small, we may be at a disadvantage in negotiating the terms of license and distribution agreements. Further, we may have little control over the development and implementation of our licensee’s marketing program, and our licensees may have interests that are inconsistent with ours with respect to the allocation of resources and implementation of the marketing program. We cannot assure you that a marketing program for any of our products can or will be implemented effectively or that we will be successful in developing physician and emergency service acceptance of our products.

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

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for our technology which is incorporated in our products as well as successfully defending these patents against third-party challenges, should any be brought. 4P Therapeutics originally filed an international patent application under the Patent Cooperation Treaty for worldwide prosecution of the abuse deterrent transdermal technology intellectual property used in our lead product, the abuse deterrent fentanyl transdermal system.

The AVERSA abuse deterrent technology utilized in our AVERSA product pipeline is covered by an international intellectual property portfolio with patents issued in 44 countries including the United States, Europe, Japan, Korea, Russia, Mexico, and Australia. Patent prosecution is still pending in Canada and China. These patents provide patent coverage to 2035. We continue to build on our proprietary positions in the United States and internationally for our product candidates AVERSA Fentanyl, AVERSA buprenorphine and AVERSA methylphenidate as well as other products and technology that we may have in development. Our policy is to pursue, maintain and defend patent rights developed internally or acquired externally and to protect the technology, inventions and improvements that are commercially important to the development of our business. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents granted to us in the future will be commercially useful in protecting our technology. We also rely on trade secrets to protect our commercial products and product candidates. Our commercial success also depends in part on our non-infringement of the patents or proprietary rights of third parties.

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

We have recently expanded our business by acquisition, and we may make acquisitions in the future. In 2017, we issued 1,250,000 shares of common stock, valued at $2,500,000, in connection with our proposed acquisition of Advanced Health Brands, Inc., but the stock of Advanced Health Brands was never transferred to us and the value of the intellectual property we were to have acquired did not have the value we anticipated, with the result that we incurred a $2,500,000 impairment loss in the year ended January 31, 2018. In September 2018, we entered into an agreement to acquire Carmel Biosciences Inc., and in November 2018, we terminated the agreement and are in litigation with the purported sellers of the company to us. We previously entered into another acquisition agreement which was rescinded shortly after the agreement was executed. We cannot assure you that any acquisition we complete will be successful or that any acquisition agreement we may enter into will result in an acquisition. An acquisition can be unsuccessful for a number of reasons, including the following:

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

On May 22, 2017, we entered into an agreement to acquire Advanced Health Brands, which held six provisional patents for transdermal products. Pursuant to the agreement, we were to issue 1,250,000 shares of common stock, valued at $2,500,000, in exchange for the stock of Advanced Health Brands and a related corporation. In August 2017, when we issued the shares to the Advanced Health Brands stockholders, the Advanced Health Brands stock had not been transferred to us. Although we did not have title to the shares of Advanced Health Brands stock, we treated the transaction as completed and we announced that we had acquired Advanced Health Brands, relying on the stockholders’ obligation to transfer the shares to us. We had appointed two of the Advanced Health Brands stockholders as directors and executive officers. In January 2018, we recognized an impairment loss of $2,500,000 based on both our failure to obtain title to the Advanced Health Brands stock and our conclusion that the provisional patents that were held by Advanced Health Brands did not have any value to us. In December 2018 50,000 shares were returned by one of the defendants. We have commenced legal actions against Advanced Health Brands and its stockholders in Florida and New York. In the Florida action, the court ruled against us. On February 1, 2019, we appealed the court’s order. Pursuant to a settlement agreement with one of the defendants, that defendant returned the 50,000 shares which had been issued to her, and the shares were cancelled as of January 31, 2019. On March 20, 2020, the Florida district court of appeal reversed the lower court ruling in the Florida state court action that dismissed our complaint with prejudice, and gave us leave to file an amended complaint. The New York action was recently commenced against the stockholders of Advanced Health Brands, and the defendants filed a motion to dismiss the action. We cannot assure you that we will prevail in either action, that we will be able to recover either the 1,200,000 shares of common stock or any monetary damages from the Advanced Health Brands stockholders or that we will not incur any liability as a result of either our issuance of the shares or our failure to provide the necessary documentation to permit the Advanced Health Brands stockholders to sell their shares pursuant to Rule 144 or from our treating and announcing the acquisition as completed or based on other claims.

We are dependent on third party distributors for the international marketing of our consumer products and complying with applicable laws.

We do not currently sell or market our consumer transdermal products domestically, or for our international sales, directly to international consumers, and we rely on distributors to sell and market these products. We cannot market our consumer transdermal patch products in the United States without first obtaining FDA approval. We do not plan to seek FDA approval or market these products in the United States at this time. We plan to sell our transdermal consumer products to distributors in those countries in which the products can be sold in compliance with all applicable regulations without our spending significant monies for preclinical and clinical studies to obtain regulatory approval.

We are dependent upon our chief executive officer, our president and our chief operating officer.

We are dependent upon Gareth Sheridan, our chief executive officer, Serguei Melnik, our president and Dr. Alan Smith, our chief operating officer who is president of 4P Therapeutics. Although Mr. Sheridan and Mr. Melnik have employment agreements with us, the employment agreements does not guarantee that the officer will continue with us. We do not have an employment agreement with Dr. Smith. The loss of Mr. Sheridan, Mr. Melnik or Dr. Smith would materially impair our ability to conduct our business.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to file a report by our management on our internal control over financial reporting. Our disclosure controls and our internal controls over financial reporting are not effective. We do not have the financial resources or personnel to develop or implement systems that would provide us with the necessary information on a timely basis so as to be able to implement financial controls The absence of internal controls over financial reporting may inhibit investors from purchasing our stock and may make it more difficult for us to raise capital or borrow money. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors and employees, entail substantial costs in order to modify our existing accounting systems, take a significant period of time to complete and divert management’s attention from other business concerns. These changes may not, however, be effective in developing or maintaining internal control.

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

Our failure to meet the continued listing requirements of Nasdaq could result in a de-listing of our Common Stock.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to de-list our securities. Such a de-listing would likely have a negative effect on the price of our Common Stock and would impair your ability to sell or purchase our Common Stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our Common Stock to become listed again, stabilize the market price or improve the liquidity of our Common Stock, prevent our Common Stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

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

The trading volume in our stock is low, which may result in volatility in our stock price. As a result, any reported prices may not reflect the price at which you would be able to sell shares of common stock if you want to sell any shares you own or buy if you wish to buy shares. Further, stocks with a low trading volume may be more subject to manipulation than a stock that has a significant public float and is actively traded. The price of our stock may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following, in addition to the risks described above and general market and economic conditions:

●	concern about the effects of our settlement with the SEC;

●	the market’s reaction to our financial condition and its perception of our ability to raise necessary funding or enter into a joint venture, given the economic environment resulting from the COVID-19 pandemic, as well as its perception of the possible terms of any financing or joint venture;

●	the market’s perception as to our ability to generate positive cash flow or earnings;

●	changes in our or any securities analysts’ estimate of our financial performance;

●	the perception of our ability to raise the necessary financing to complete the product development activities including preclinical and clinical testing required for FDA approval and our ability to generate revenue and cash flow from our products;

●	the anticipated or actual results of our operations;

●	changes in market valuations of other companies in our industry;

●	litigation or changes in regulations and insurance company reimbursement policies affecting prescription drugs;

●	concern that our internal controls are ineffective;

●	any discrepancy between anticipated or projected results and actual results of our operations;

●	actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price; and

●	other factors not within our control.

Because of our executive officers’ stock ownership and stock ownership of certain other stockholders that have invested in the company, these stockholders have the power to elect all directors and to approve any action requiring stockholder approval.

Our officers and directors as a group beneficially own approximately 32% of our common stock. As a result, they have the effective power using their contacts with a limited number of other shareholders to elect all of our directors and to approve any action requiring stockholder approval.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES

We do not own any real property. We lease under a one year lease an office for $ 2,500 per month at 121 South Orange Street, Orlando, Florida. With the office lease, we have access to board rooms, kitchen facilities and administrative support services. We lease manufacturing space in Cherryville, North Carolina, for $3,000 per month under a three-year lease entered into on February 1, 2022, with a renewal option.

ITEM 3. LEGAL PROCEEDINGS

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

On July 27, 2018, we commenced an action in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, against Advanced Health Brands, Inc., Raymond Kalmar, Paul Murphy, Michelle Polly-Murphy, Laura Fillman and John Baker, together with a Motion for Temporary Injunction Without Notice and a Motion for Prejudgment Writ of Replevin arising from our decision to seek to rescind for misrepresentation the agreement by which we acquired advanced Health Brands, Inc. for 1,250,000 shares of common stock valued at $2,500,000 and seek return of the shares. On August 2, 2018, the court entered a Temporary Injunction Without Notice and an Order to Show Cause against the defendants. Defendants Kalmar, Murphy, Polly-Murphy, and Baker filed a Motion to Dismiss our Verified Complaint, Motion to Dissolve Temporary Injunction Without Notice and Response to Order to Show Cause, and Motion to Compel Arbitration. On January 4, 2019, the court dismissed our complaint with prejudice, and directed the defendants to assign to us within 30 days, the six patents never duly transferred to us. On February 1, 2019, we appealed the court’s order. Pursuant to a settlement agreement with one of the defendants, that defendant returned the 50,000 shares which had been issued to her, and the shares were cancelled as of January 31, 2019. On June 7, 2019, the individual defendants (other than the defendant whom we have a settlement agreement), filed a motion for sanctions and civil contempt against us, which generally claimed that we failed to comply with the Court’s January 4, 2019 order by refusing to issue the Ruling 144 letters that would allow the defendants to transfer their shares of common stock. On October 29, 2019, the Court denied the defendants motion. On March 20, 2020, the Florida district court of appeal reversed the lower court ruling in the Florida state court action that dismissed our complaint with prejudice and gave us leave to file an amended complaint.

On August 22, 2018, four of the defendants in the Florida action described in the previous paragraph filed a complaint against us in the Franklin County, Ohio Court of Common Pleas seeking a declaratory judgment permitting them to sell the shares of common stock they received pursuant to the acquisition agreement. The parties have agreed to a stay pending the outcome of the Florida litigation.

On April 29, 2019, we filed a securities fraud action in the U.S. District Court for the Eastern District of New York against Raymond Kalmar, Paul Murphy, Michelle Polly-Murphy, Advanced Health Brands and TD Therapeutic, Inc. In the complaint we allege that in 2017, the defendants fraudulently and deceitfully obtained 1,250,000 shares of common stock by orchestrating a months-long scheme to defraud us. We are seeking the return of the 1,200,000 shares of common stock and monetary damages resulting from the defendants’ fraudulent conduct. The defendants filed a motion to dismiss on August 23, 2019, and we filed our response on September 13, 2019. On July 20, 2020, the Court denied the defendant’s motion to dismiss the complaint, and the parties have recently commenced the discovery phase of the litigation. The Court has scheduled a trial in June 2022.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock and Warrants Listing and Trading

Since our initial public offering on October 1, 2021, our common stock has traded on The NASDAQ Capital Market under the symbol “NTRB”, and our Warrants are traded on that exchange under the symbol “NTRBW”.

Shareholders of Record

As of April 15, 2022, we had approximately 83 holders of record of our common stock based upon data provided by our transfer agent; our Warrants are held in book entry form by the Depository Trust Corporation. The transfer agent for the common stock is American Stock Transfer & Trust Company, LLC, 6201 15th Ave, Brooklyn, NY 11219, telephone (800) 937-5449.

Dividends

We have not declared any cash dividends at any time, and we do not anticipate declaring any cash dividends in the foreseeable future.

Sales of Unregistered Securities

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

Date	Title and Amount (1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
December 30, 2021	10,000 shares of common stock.	Consultant.	NA	$66,900 /NA

Issuer Purchases of Equity Securities

The following table sets forth purchases in the market by the Company of shares of its common stock in its fourth fiscal quarter ended January 31, 2022. In December 2021, the Company purchased 28,125 shares of its common stock for $104,467 and recorded the purchase as Treasury Stock as of January 31, 2022.

Period	(a) Total number of shares of common stock purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans of programs	(d) Maximum number (or approximate dollar value) of shares that may yet to be purchased under the plans or programs
December 2021	28, 125	$3.71	28,125	$895,000

ITEM 6. [RESERVED]

The Company, as a smaller reporting company, is not required to provide the information called for by this Item.

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

Overview

Our primary business is the development of a portfolio of transdermal pharmaceutical products. Our lead product is our abuse deterrent fentanyl transdermal system which we are developing to provide clinicians and patients with an extended-release transdermal fentanyl product for use in managing chronic pain requiring around the clock opioid therapy combined with properties designed to help combat the opioid crisis by deterring the abuse and misuse of fentanyl patches. We believe that our abuse deterrent technology can be broadly applied to various transdermal products and our strategy is to follow the development of our abuse deterrent fentanyl transdermal system with the development of additional transdermal prescription products for pharmaceuticals that have risks or a history of abuse. We received on January 28, 2022 an Issue Notification from the United States Patent and Trademark Office (USPTO) for its United States patent entitled, “Abuse and Misuse Deterrent Transdermal System,” that protects our AVERSA™ transdermal abuse deterrent technology. In addition, we are developing a portfolio of transdermal pharmaceutical products to deliver commercially available drugs or biologics that are typically delivered by injection but with the potential to improve compliance and therapeutic outcomes.

We are proceeding with our development efforts with respect to these products and to performing contract services for a small number of customers. Because of both our financial position and the effects of the COVID-19 pandemic, our contract service business has also been scaled back. The description of our business in this annual report is based on our ability to raise significant financing or enter into a joint venture agreement with a third party that has the financial ability to fund the joint venture’s operations. We cannot assure you that we will be able to obtain necessary financing or enter into a joint venture agreement on reasonable, if any, terms. If we are not able to continue to obtain financing or enter into a joint venture agreement, we may not be able to continue in business.

Through July 31, 2018, our business was the development of a line of consumer and health products that are delivered through a transdermal or topical patch. Consumer products are products that are sold over the counter and do not require a prescription. Most of our consumer products require FDA approval for sale in the United States, and we have not sought to obtain, and we do not plan to seek to obtain, FDA approval to market these products in the United States at this time. Following our acquisition of Pocono, our focus is primarily now on providing contract manufacturing services and consulting services to 3rd party brands with no intention at this time to launch our own consumer products.

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

On October 5, 2021, the Company, having been approved for the listing of its common stock on The Nasdaq Capital Market effective October 1, 2021, consummated a public offering (the “IPO”) of units (the “Units”), of common stock and warrants that were offered in the IPO on The Nasdaq Capital Market, which included 1,056,000 (each a “Unit”), each Unit consisting of one share of common stock, par value $0.001 per share, and one warrant (each a “Warrant”) at a price of $6.25 per Unit. Each Warrant is immediately exercisable, will entitle the holder to purchase one share of common stock at an exercise price of $7.50 and will expire five (5) years from the date of issuance. The underwriters’ over-allotment option was exercised for 158,400 warrants to purchase shares of common stock bringing to total net proceeds to the Company from the IPO to $5,836,230. The shares of common stock and Warrants are separately transferred immediately upon issuance. As of January 3, 2022, 392,396 Warrants issued in the IPO have been exercised, with net proceeds to the Company of $2,942,970.

On November 1, 2021, The Board of Directors adopted the 2021 Employee Stock Option Plan (the “Plan”). The Company has reserved 350,000 shares to issue and sell upon the exercise of stock options issued under the Plan. On November 3, 2021, the Company filed a Registration Statement on Form S-8, to register under the Securities Act of 1933, as amended, the 350,000 shares of common stock reserved for issuance under the Plan. On January 21, 2022, the Board approved options to purchase 163,500 shares of the Company’s common stock issued to executive officers and directors of the Company at a price of $4.85 ($5.34 per share for two of the officers as required by IRS rules).

Years Ended January 31, 2022 and 2021

For the year ended January 31, 2022, we generated revenue of $1,422,154 and our costs of revenue were $917,844, resulting in a gross margin of $504,310. For the year ended January 31, 2021, we generated revenue of $943,702 and our costs of revenue were $627,378, resulting in a gross margin of $316,324. Our revenue for January 31, 2022 was derived from three sources – (1) a continuation of research and development contracts of the type 4P Therapeutics performed prior to our acquisition, which accounted for $242,354, (2) sales of our consumer transdermal product to or South Korean distributor, which accounted for $86,600 which our distributor purchased for its preliminary marketing efforts since the product has not obtained regulatory approval for retail sales in South Korea and (3) sales from our recent acquisition of transdermal patches, which accounted for $1,093,200. Since we do not have the funds for development of our lead product, the 4P Therapeutics fixed costs are allocated to the contract services that we perform for clients. Our cost of revenue for our contract research and development services represents basically our labor cost plus a modest amount of material costs which we passed on to the client. The Company moved from the 4P facilities, and many of the prior costs relating to the facility were not incurred.

For the year ended January 31, 2022, our selling, general and administrative expenses were $4,022,824, primarily legal, accounting, administrative salaries and non-cash expenses of $1,364,732, compared to $2,912,269 for the year ended January 31, 2021.The increase from 2021 is primarily attributable to non-cash consulting expenses of $1,364,732, and the inclusion of expenses of $668,661 of Active Intelligence in 2022.

During the year ended January 31, 2022, the Company recorded an impairment expense of $2,180,836 due to a write down of Goodwill in connection with its Pocono acquisition. The write down of goodwill is attributable primarily to the effects of the pandemic. The valuation of the reporting unit does not exceed the carrying amount of goodwill using the value in use or the going concern premise.

During the year January 31, 2022, the Company commenced research and development expenses on its Aversa product and incurred $144,000 of salary liabilities that were paid with the issuance of common stock and other expenses of $267,303.

During the year ended January 31, 2021, we incurred gain on change in fair value of derivatives of $22,096 in connection with our October 2019 financing in which we raised gross proceeds of $250,000 and net proceeds of approximately $230,000 from the sale of convertible notes and warrants. During the year ended January 31, 2022, the Company incurred a gain on extinguishment of debt of $53,028, consisting primarily of forgiveness of a PPP loan.

We incurred interest expense of $118,421, primarily from the amortization of debt discounts for the Year ended January 31, 2022, as compared to $280,686 for the year ended January 31, 2021.

As a result of the foregoing, we sustained a net loss of $6,372,715, or $(0.94) per share (basic and diluted) for the year ended January 31, 2022, compared with a loss of $2,932,828, or $(0.51) per share (basic and diluted) for the year ended January 31, 2021. The net loss for 2022 includes a deemed dividend of $196,589 from the settlement of a warrant round down.

Liquidity and Capital Resources

As of January 31, 2022, we had $4,891,868 in cash and cash equivalents and working capital of $4,686,112, as compared with cash and cash equivalents of $151,993 and working capital deficiency of $2,254,418 as of January 31, 2021. The Company received proceeds of approximately $8.8 million from the completion of its public offering, exercise of warrants and the sale of common stock during the year ended January 31, 2022.

For the year ended January 31, 2022, we used cash of $2,809,223 in our operations. The principal adjustments to our net loss of $6,176,126 were amortization of debt discount of $97,477, depreciation and amortization of $308,741, and stock-based compensation of $1,314,401, and goodwill impairment of $2,180,836, offset by a gain on extinguishment of debt of $53,028.

For the year ended January 31, 2022, we used cash in investing activities of $81,595 primarily for the purchase of equipment. During the year ended January 31, 2021, cash received from acquisition amounted to $66,964.

For the year ended January 31, 2022, we had cash flows of $7,630,721 from financing activities, primarily $9.4 million from the completion of our public offering, exercise of warrants, and gross proceeds from the sale of common stock offset by a payment on long-term debt of $1.5 million and the repurchase of treasury stock.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Going Concern

As of January 31, 2022, the Company believes the substantial doubt about its status as a going concern has been resolved. The going concern conditions that caused substantial doubt no longer exist as the Company has positive cash flow during the year ended and as of January 31, 2022 and has positive working capital as of January 31, 2022. In October 2021, the Company consummated a public offering and received net proceeds of $5,836,230. The Company also received $2,942,970 of proceeds from the exercise of warrants. Management retired most of its debt and other current obligations. Management has implemented other plans to alleviate the substantial doubt. These plans include a substantial increase in projected sales commitments. These factors did not exist in prior years during its start-up operations. The Company’s recent history of losses has continued but future positive cash flow projections due to its management’s plans which includes its acquisition in the latter part of 2020 will enable the Company to alleviate the substantial doubt about the Company’s ability to continue as a going concern. Management’s plans have been currently implemented. The plans enable the Company to meet its obligations for at least one year from the date when the financial statements are issued.

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

Accounts receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-applicable accounts. For the years ended January 31, 2022 and 2021, the Company recorded no bad debt expense for doubtful accounts related to account receivable.

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. In connection with the Company’s acquisition of 4P Therapeutics LLC in 2018, the Company recorded Goodwill of $1,719,235. On August 31, 2020, in connection with the Company’s acquisition of PCP Assets and Active Intelligence , the Company recorded Goodwill of $5,810,640. During the year ended January 31, 2022, the Company recorded an impairment charge of $2,180,836 reducing the PCP Assets and Active Intelligence goodwill to $3,629,813. The write down of goodwill is attributable primarily to the effect of the pandemic. Covid-19, unmet sales expectations, and other factors the Company determined resulted in the impairment. The valuation of the reporting unit does not exceed the carrying amount of goodwill using the value in use or the going concern premise. As of January 31, 2022 and 2021, goodwill amounted to $5,349,039 and $7,529,875, respectively.

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of January 31, 2022, and 2021, there were 1,288,432 and 141,830 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

NUTRIBAND INC.

January 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Nutriband Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nutriband Inc. and Subsidiaries (“the Company”) as of January 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Long-Lived Asset Impairment Assessment

Critical Audit Matter Description

As described in note 2 to the consolidated financial statements, the Company performs impairment testing for its long-lived assets when events or changes in circumstances indicate that its carrying amount may not be recoverable and exceeds its fair value. Due to challenging industry and economic conditions, the Company tested its long-lived assets during the year ended January 31, 2022.

We identified the evaluation of the impairment analysis for long-lived assets as a critical audit matter because of the significant estimates and assumptions management used in the related cash flow analysis. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

●	Testing management’s process for developing the fair value estimate.

●	Evaluating the appropriateness of the cash flow model used by management.

●	Testing the completeness and accuracy of underlying data used in the fair value estimate.

●	Evaluating the significant assumptions used by management related to revenues, gross margin, other operating expenses, income taxes and long-term growth rate to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

●	Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the discounted cash flow model and discount rate assumptions.

Goodwill Impairment Assessment

Critical Audit Matter Description

As described in note 2 to the consolidated financial statements, the Company tests goodwill for impairment annually at the reporting unit level, or more frequently, if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Reporting units are tested for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount, not to exceed the associated carrying amount of goodwill. The Company’s annual impairment test occurred on January 31, 2022.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

●	Testing management’s process for developing the fair value estimate.

●	Evaluating the appropriateness of the discounted cash flow model used by management.

●	Testing the completeness and accuracy of underlying data used in the fair value estimate.

●	Evaluating the significant assumptions used by management related to revenues, gross margin, other operating expenses, income taxes, long term growth rate, and discount rate to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

●	Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the discounted cash flow model and discount rate assumptions.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2016.

Draper, UT

April 28, 2022

NUTRIBAND INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	January 31,
	2022	2021
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,891,868	$151,993
Accounts receivable	71,380	109,347
Inventory	131,648	52,848
Prepaid expenses	370,472	-
Total Current Assets	5,465,368	314,188

PROPERTY & EQUIPMENT-net	979,297	1,076,626

OTHER ASSETS:
Goodwill	5,349,039	7,529,875
Right of use asset	19,043	-
Intangible assets-net	926,913	1,006,730

TOTAL ASSETS	$12,739,660	$9,927,419

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$639,539	$940,612
Deferred revenue	106,267	86,846
Operating lease liability	19,331	-
Notes payable-related party, net	-	1,402,523
Finance lease liabilities-current portion	-	24,740
Notes payable-current portion	14,119	113,885
Total Current Liabilities	779,256	2,568,606

LONG-TERM LIABILITIES:
Note payable-net of current portion	101,119	150,063
Finance lease liabilities-net of currnt portion	-	96,804
Total Liabilities	880,375	2,815,473

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized; 7,871,359 and 6,256,770 shares issued at January 31, 2022 and 2021, 7,843,234 and 6,256,770 shares outstanding at January 31, 2022 and 2021, respectively	7,843	6,257
Additional paid-in-capital	29,967,444	18,871,098
Subscription payable	-	70,000
Accumulated other comprehensive loss	(304)	(304)
Treasury stock, 28,125 shares at cost	(104,467)	-
Accumulated deficit	(18,011,231)	(11,835,105)
Total Stockholders’ Equity	11,859,285	7,111,946

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,739,660	$9,927,419

NUTRIBAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	January 31,
	2022	2021

Revenue	$1,422,154	$943,702

Costs and expenses:
Cost of revenues	917,844	627,378
Research and development expenses	411,383	-
Goodwill impairment	2,180,836	-
Selling, general and administrative expenses	4,022,824	2,912,269
Total Costs and Expenses	7,532,887	3,539,647

Loss from operations	(6,110,733)	(2,595,945)

Other income (expense):
Gain (loss) on extinguishment of debt	53,028	(9,162)
Early prepayment fee on convertible debentures	-	(69,131)
Gain on change of fair value of derivative	-	22,096
Interest expense	(118,421)	(280,686)
Total other income (expense)	(65,393)	(336,883)

Loss before provision for income taxes	(6,176,126)	(2,932,828)

Provision for income taxes	-	-

Net loss	(6,176,126)	(2,932,828)

Deemed dividend related to warrant round-down	(196,589)	-

Net loss attributable to common shareholders	$(6,372,715)	$(2,932,828)

Net loss per share of common stock-basic and diluted	$(0.94)	$(0.51)

Weighted average shares of common stock outstanding - basic and diluted	6,799,624	5,770,944

Other Comprehensive Loss:

Net loss	$(6,372,715)	$(2,932,828)

Foreign currency translation adjustment	-	-

Total Comprehensive Loss	$(6,372,715)	$(2,932,828)

NUTRIBAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Common Stock		Additional	Accumulated Other
		Number of		Paid In	Comprehensive	Accumulated	Subscription	Treasury
Year Ended January 31, 2022	Total	shares	Amount	Capital	Income(Loss)	Deficit	Payable	Stock
Balance, February 1, 2021	$7,111,946	6,256,772	$6,257	$18,871,098	$(304)	$(11,835,105)	$70,000	$-

Common stock issued for proceeds and payment for license	640,000	81,396	81	699,919	-	-	(60,000)	-

Proceeds from sale of common stock and warrants in public offering	5,836,230	1,056,000	1,056	5,835,174	-	-	-	-

Proceeds from exercise of warrants	2,942,970	392,396	392	2,942,578	-	-	-	-

Cashless exercise of warrants	-	14,869	15	(15)	-	-	-	-

Common stock issued for note payable	100,000	17,182	17	99,983	-	-	-	-

Common stock issued for services	466,900	28,102	28	476,872	-	-	(10,000)	-

Common stock issued for settlement of liabilities	144,000	24,642	25	143,975	-	-	-	-

Warrants issued for services	365,000	-	-	365,000	-	-	-	-

Treasury stock repurchased	(104,467)	(28,125)	(28)	28				(104,467)

Employee stock options issued for services	532,832	-	-	532,832	-	-	-	-

Warrants issued for round down settlement	196,589	-	-	196,589	-	-	-	-

Deemed dividend from warrants	(196,589)	-	-	(196,589)	-	-	-	-

Net loss for the year ended January 31, 2022	(6,176,126)	-	-	-	-	(6,176,126)	-	-

Balance, January 31, 2022	$11,859,285	7,843,234	$7,843	$29,967,444	$(304)	$(18,011,231)	$-	$(104,467)

		Common Stock		Additional	Accumulated Other
		Number of		Paid In	Comprehensive	Accumulated	Subscription	Treasury
Year Ended January 31, 2021	Total	shares	Amount	Capital	Income(Loss)	Deficit	Payable	Stock
Balance, February 1, 2020	$175,433	5,441,100	$5,441	$9,072,573	$(304)	$(8,902,277)	$-	$-

Proceeds from sale of common stock and warrants	515,108	46,828	47	515,061	-	-	-	-

Issuance of common stock for acquisition	6,085,180	608,519	609	6,084,571	-	-	-	-

Issuance of common stock for services	2,004,875	135,325	135	2,004,740	-	-	-	-

Issuance of common stock for note payable	287,500	25,000	25	287,475	-	-	-	-

Subscription payable for cash	60,000	-	-	-	-	-	60,000	-

Subscription payable for services	10,000	-	-	-	-	-	10,000	-

Reclassification of warrants from liability to equity	906,678	-	-	906,678	-	-	-	-

Net loss for the year ended January 31, 2021	(2,932,828)	-	-	-	-	(2,932,828)	-	-

Balance, January 31, 2021	$7,111,946	6,256,772	$6,257	$18,871,098	$(304)	$(11,835,105)	$70,000	$-

NUTRIBAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	January 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(6,176,126)	$(2,932,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of the Company by related party	-	12,627
Depreciation and amortization	308,741	160,108
Amortization of debt discount	97,477	272,130
Gain on change in fair value of derivative	-	(22,096)
Early prepayment fee on convertible debentures	-	69,131
Amortization of right of use asset	9,522	9,610
(Gain) loss on extinguisment of debt	(53,028)	9,162
Common stock issued for services	466,900	2,004,875
Goodwill impairment	2,180,836	-
Stock-based compensation-options	532,832	-
Stock-based compensation-warrants	365,000	-
Subscription payable	-	10,000
Changes in operating assets and liabilities:
Accounts receivable	42,967	(94,753)
Prepaid expenses	(370,472)	20,167
Inventories	(78,800)	(10,235)
Deferred revenue	19,421	59,995
Operating lease liability	(9,234)	(10,050)
Accounts payable and accrued expenses	(145,259)	145,102
Net Cash Used In Operating Activities	(2,809,223)	(297,055)

Cash flows from investing activities:
Cash received from acquisition	-	66,994
Purchase of equipment	(81,595)	-
Net Cash Provided by (used in) Investing Activities	(81,595)	66,994

Cash flows from financing activities:
Proceeds from sale of common stock	583,000	515,108
Proceeds from sale of common stock in public offering	5,836,230	-
Proceeds from exercise of warrants	2,942,970	-
Proceeds from stock subscription	-	60,000
Proceeds from notes payable	-	194,870
Payment on convertible debt	-	(339,131)
Payment on note payable	(5,496)	(8,935)
Payment on related party note payable	(1,500,000)	-
Payment on finance leases	(121,544)	(8,345)
Purchase of treasury stock	(104,467)	-
Proceeds from related parties	-	5,500
Payment of related party payables	-	(47,194)
Net Cash Provided by Financing Activities	7,630,693	371,873

Effect of exchange rate on cash	-	-

Net change in cash	4,739,875	141,812

Cash and cash equivalents - Beginning of period	151,993	10,181

Cash and cash equivalents - End of period	$4,891,868	$151,993

Supplementary information:

Cash paid for:
Interest	$18,598	$11,555

Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common stock issued for settlement of notes payable	$100,000	$287,500

Common stock issued for prepaid consulting	$400,000	$-

Non-cash payment for license agreement	$57,000	$-

Derivative liability warrant reclassed to equity	$-	$906,678

Common stock issued for subscription payable	$70,000	$-

Common stock and note issued in acquisition	$-	$7,418,073

Common stock issued for settlement of liabilities	$144,000	$-

Deemed dividend in connection with warrant round down	$196,589	$-

Cashless exercise of warrant	$15	$-

Adoption of ASC 842 Operating lease asset and liability	$28,565	$-

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

as of and for the Years Ended January 31, 2022 and 2021

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

On August 1, 2018, the Company acquired 4P Therapeutics LLC (“4P Therapeutics”) for $2,250,000, consisting of 250,000 shares of common stock, valued at $1,850,000, and $400,000, and a royalty of 6% on all revenue generated by the Company from the abuse deterrent intellectual property that had been developed by 4P Therapeutics payable to the former owner of 4P Therapeutics. The former owner of 4P Therapeutics has been a director of the Company since April 2018, when the Company entered into an agreement to acquire 4P Therapeutics. The former owner resigned as a director in January 2022.

4P Therapeutics is engaged in the development of a series of transdermal pharmaceutical products, that are in the preclinical stage of development. Prior to the acquisition of 4P Therapeutics, the Company’s business was the development and marketing of a range of transdermal consumer patches. Most of these products are considered drugs in the United States and cannot be marketed in the United States without approval by the Food and Drug Administration (the “FDA”). The Company entered a feasibility agreement as an initial step to seek FDA approval of its consumer transdermal products and its consumer products which are not being marketed in the United States.

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

On August 25, 2020, the Company formed Pocono Pharmaceuticals Inc. (“Pocono Pharmaceuticals”), a wholly owned subsidiary of the Company. On August 31, 2020, the Company acquired certain assets and liabilities associated with the Transdermal, Topical, Cosmetic, and Nutraceutical business of Pocono Coated Products LLC (“PCP”). The net assets were contributed to Pocono Pharmaceuticals. Included in the transaction the Company also acquired 100% of the membership interests of Active Intelligence LLC (“Active Intelligence”). See Note 3 for further details of the acquisition.

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

In December 2019, COVID-19 emerged and has subsequently spread world-wide. The World Health Organization has declared COVID-19 a pandemic resulting in federal, state and local governments and private entities mediating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining people who may have been exposed to the virus. The effect of these orders, government imposed quarantines and measures the Company would take, such as work-at-home policies, may negatively impact productivity, disrupt our business and could delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and disruptions in our operations could negatively impact our business, operating results and financial condition. Fur ther, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns, or other restrictions on the conduct of business could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which could disr upt our supply chain.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

As of January 31, 2022, the Company believes the substantial doubt about its status as a going concern has been resolved. The going concern conditions that caused substantial doubt no longer exist as the Company has positive cash flow during the last year and as of January 31, 2022, has positive working capital. In October 2021, the Company consummated a public offering and received net proceeds of $5,836,230. The Company also received $2,942,970 of proceeds from the exercise of warrants. Management retired most of its debt and other current obligations. Management has implemented other plans to alleviate the substantial doubt. These plans include a substantial increase in projected sales commitments. These factors did not exist in prior years during its start-up operations. The Company’s recent history of losses has continued but future positive cash flow projections due to its management’s plans which includes its acquisition in the latter part of 2020 will enable the Company to alleviate the substantial doubt about the Company’s ability to continue as a going concern. Management’s plans have been currently implemented. The plans enable the Company to meet its obligations for at least one year from the date when the financial statements are issued.

Principles of Consolidation

The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. The operations of 4P Therapeutics are included in the Company’s financial statements from the date of acquisition of August 1, 2018 , and the operations of Pocono and Active Intelligence are included in the Company’s financial statements from the date of acquisition of September 1, 2020. The wholly owned subsidiaries are as follows:

Nutriband Ltd.

4P Therapeutics LLC

Pocono Pharmaceuticals Inc.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates including, but not limited to, those related to such items as income tax exposures, accruals, depreciable/useful lives, allowance for doubtful accounts and valuation allowances. The Company bases i ts estimates on historical experience and on other various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not read ily apparent from other sources. Actual results could differ from those estimates.

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

Contracts with Customers

A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and, (iii) we determine that collection of substantially all consideration for services that t are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

Contract Liabilities

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

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by type and by geographical location. See the tables:

	Years Ended January 31,
	2022	2021
Revenue by type
Sale of goods	$1,179,620	$737,519
Services	242,534	206,183
Total	$1,422,154	$943,702

	Years Ended January 31,
	2022	2021
Revenue by geographic location:
United States	$1,335,554	$360,378
Foreign	86,600	583,324
	$1,422,154	$943,702

Accounts receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-applicable accounts. For the years ended January 31, 2022 and 2021, the Company recorded no bad debt expense for doubtful accounts related to account receivable.

Inventories

Inventories are valued at the lower of cost and reasonable value determined using the first-in, first-out (FIFO) method. Net realized value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The cost of finished goods and work in process is comprised of material costs, direct labor costs and other direct costs and related production overheads (based on normal operating capacity). As of January 31, 2022 and 2021, 100% of the inventory consists of raw materials.

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. In connection with the Company’s acquisition of 4P Therapeutics LLC in 2018, the Company recorded Goodwill of $1,719,235. On August 31, 2020, in connection with the Company’s acquisition of the PCP Assets and Active Intelligence, the Company recorded Goodwill of $5,810,640. During the year ended January 31, 2022, the Company recorded an impairment charge of $2,180,836 reducing the PCP Assets and Active Intelligence goodwill to $3,629,813. The write down of goodwill is attributable primarily to the effect of the pandemic. COVID-19, unmet sales expectations, and other factors the Company determined resulted in the impairment. The valuation of the reporting unit does not exceed the carrying amount using the value in use or the going concern premise. As of January 31, 2022 and 2021, goodwill amounted to $5,349,039 and $7,529,875, respectively.

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of January 31, 2022, and 2021, there were 1,288,432 and 141,830 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

Business Combinations

The Company recognizes the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the accounting literature. In accordance with this guidance, acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabil ities assumed based on their estimated fair value.

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

Research and Development Expenses

Research and development costs are expensed as incurred.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company’s cash and cash equivalents are concentrated primarily in banks. At times, such deposits could be in excess of insured limits. Management believes that the financial institutions that hold the Company’s financial instruments are financially sound and, accordingly, minimal credit risk is believed to exist with respect to these financial instruments. As of and for the year ended January 31, 2022, three customers accounted for 19%, 17% and 13% of the Company’s revenues and three customers accounted for 58%, 21% and 17% of accounts receivable. As of and for the year ended January 31, 2021, one customer accounted for 62% of the Company’s revenues and two customers accounted for 67% and 13% of accounts receivable.

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

Reclassification

The Company has reclassified prior year amounts to show the allocation of depreciation expense to cost of goods sold.

Recent Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies ASC 740 to reduce complexity or improving the usefulness of the information provided to the users of financial statements. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2021. The Company adopted ASU 2019-12 on February 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the guidance in U.S. GAAP on the issuer’s accounting for convertible debt instruments. ASU 2020-06 is effective for annual reporting periods beginning after January 1, 2021. The Company adopted ASU 2020-06 on February 1, 2021. The adoption of ASU 2020-06 did not have a material impact on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which clarifies how to properly account for deferred revenue in a business combination. ASU 2021-08 is effective for periods after December 15, 2022. The Company does not believe the adoption of ASU 2021-08 will have a material effect on the Company’s consolidated financial statements.

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

	Year Ended January 31,
	2021
	As Reported	Proforma
Net revenue	$943,702	$1,369,761

Net loss	(2,932,828)	(3,001,178)

Loss per common share - basic and diluted	(0.51)	(0.52)

4.	PROPERTY AND EQUIPMENT

	January 31,
	2022	2021
Lab equipment	$144,585	$144,585
Machinery and equipment	1,138,530	1,056,935
Furniture and fixtures	19,643	19,643
	1,302,758	1,221,163
Less:
Accumulated depreciation	(323,461)	(144,537)
Net Property and Equipment	$979,297	$1,076,626

Depreciation expense amounted to $178,924 and $91,338 for the years ended January 31, 2022 and 2021, respectively. During the years ended January 31, 2022 and 2021, depreciation expense of $113,000 and $45,000, respectively, have been allocated to cost of goods sold.

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

There is no U.S. tax provision due to losses from U.S. operations for the years ended January 31, 202 2 and 2021. Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities. The principal item giving rise to deferred taxes is the net operating loss carryforward in the U.S. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has set up a valuation allowance for losses for certain carryforwards that it believes may not be realized.

The provision for income taxes consists of the following:

Years Ended January 31,
	2022	2021
Current
Federal	$-	$-
Foreign	-	-

Deferred
Federal	-	-
Foreign	-	-

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

	Years Ended January 31,
	2022	2021
Book income (loss from operations)	$(1,296,987)	$(615,894)
Common stock issued for services	286,594	421,024
Impairment expense	457,976	-
Unused operating losses	552,417	194,870
Income tax expense	$-	$-

As of January 31, 2022, the Company recorded a deferred tax asset associated with a net operating loss (“NOL”) carryforward of approximately $7,700,000 that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize those benefits in the foreseeable future. The Company’s NOL expires in 2039. The tax effect of the valuation allowance increased by approximately $1,250,000 during the year ended January 31, 2022. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) significantly revised U.S. corporate income tax law by, among other things, reducing the corporate rate from 34% to 21%. Because the Company recognizes a valuation allowance for the entire balance, there is no net impact to the Company’s balance sheet or results of operations.

The types of temporary differences between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

6.	NOTES PAYABLE/CONVERTIBLE DEBT

Notes Payable

On March 21, 2020, the Coronavirus Aid Relief and Economic Security Act (“CARES ACT” was enacted. The CARES ACT established the Paycheck Protection Program (“PPP”) which funds small businesses through federally guaranteed loans. Under the PPP, companies are eligible for forgiveness of principal and interest if the proceeds are used for eligible payroll costs, rent and utility costs. On June 17, 2020, the Company’s subsidiary, 4P Therapeutics, was advanced $34,870 under the PPP, all of which was forgiven as of April 30, 2021. The Company recorded a gain on the extinguishment of debt of $34,870 during the year ended January 31, 2022.

In July 2020, a minority shareholder made an additional loan to the Company in the amount of $100,000. The loan is interest-free and due upon demand. In October 2021, the loan was converted into 17,182 common shares of the Company. The shares were issued at fair market value and no gain or loss was recorded for the transaction.

Active Intelligence, the Company’s newly acquired subsidiary, entered into an agreement with the Carolina Small Business Development Fund for a line of credit of $160,000 due October 16, 2029, with interest of 5% per year. The amount assumed in Note 3 was $139,184. The loan requires monthly payments of principal and interest of $1,697. During the year ended January 31, 2022, principal and interest payments of $8,344 were forgiven under the Cares Act. The amount, $8,344, has been recorded as a gain on the forgiveness of debt. As of January 31, 2022, the amount due was $115,238, of which $14,119 is current.

Finance Leases

Pocono has two finance leases secured by equipment. The leases mature in 2025 and 2026. The incremental borrowing rate is 5.0%. The amount due on the leases was $121,544, all of which was paid during the year ended January 2022.

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

The embedded conversion option qualified for derivative accounting and bifurcation under ASC 815 -15 Derivative and Hedging. The initial fair of the conversion feature was $128,870 and the fair value of the warrants in connection with the notes were valued at $888,789 and were recorded based on their relative fair values. A debt discount to the note payables of $270,000 and an initial derivative expense of $767,650 was recorded.

The debt discount will be amortized over the life of the note. Amortization of the debt discount for the year ended January 31, 2020, was $202,500.

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

Interest expense for the year ended January 31, 2022, was $118,421 including the amortization of the debt discount of $97,477 and interest expense of $20,944. Interest expense for the year ended January 31, 2021, was $280,686 including the amortization of debt discount of $272,130 and interest expense of $8,566.

7.	INTANGIBLE ASSETS

As of January 31, 2022 and 2021, intangible assets consisted of intellectual property, customer base, license agreement and trademarks, net of amortization, as follows:

	January 31,
	2022	2021
Customer base	$314,100	$314,100
License agreement	50,000	-
Intellectual property	817,400	817,400

Total	1,181,500	1,131,500

Less: Accumulated amortization	(254,587)	(124,770)

Net Intangible Assets	$926,913	$1,006,730

In February 2021, the Company acquired an IP license for $50,000, see Note 10 - “Rambam Agreement” for further discussion regarding the license agreement. The value of the intangible assets, consisting of intellectual property, license agreement and customer base has been recorded at their fair value by the Company and are being amortized over a period of three to ten years. Amortization expense for the years ended January 31, 2022, and 2021 was $129,817 and $68,770, respectively.

Year Ended January 31,
2023	$129,776
2024	129,776
2025	113,109
2026	113,109
2027	113,109
2028 and thereafter	328,034
$926,913

8.	RELATED PARTY TRANSACTIONS

a)	In connection with the acquisition of Pocono, the Company recorded various transactions and operations through Pocono Coated Products LLC, a related entity. During the year ended January 31, 2022, the Company was advanced $7,862 in finance payments. As of January 31, 2022, the balance due Pocono was paid in full. The Company also issued a note in the amount of $1,500,000 to Pocono Coated Products LLC. In October 2021, the related party note payable was repaid. See Note 5 for further discussion.

b)	For services to the Company resulting in a listing on a National Exchange and material capital raise of no less than $4 million, the Company will pay the Company’s President and Chief Executive Officer a Milestone bonus of up to $50,000 each. Should any transaction include a warrant clause, the President and Chief Executive Officer shall receive a further $50,000 bonus for every $2 million exercised. For the year ended January 31, 2022, the President and Chief Executive Officer each received $100,000.

c)	On October 5, 2021, the Company issued 75,000 warrants for services to the Company’s CFO in connection with the Company’s IPO. The warrants are exercisable at $4.90 per share and expire in three years. The fair value of the warrants issued was $219,000.

d)	On October 25, 2021, the Company issued 24,642 shares, valued at $144,000, for services to executive officers in connection with research and development expenses. The shares were issued in settlement of liabilities.

e)	On January 21, 2022, 163,500 options to purchase shares of the Company’s common stock were issued to executives and directors of the Company at prices of $4.85 and $5.34 per share. The options vest immediately and expire in three years. The fair value of the options issued for services amounted to $472,476 and was expensed during the year ended January 31, 2022.

f)	During the year ended January 31, 2021, the Company issued 51,825 shares of common stock, valued at $777,375, to executive officers of the Company, based on the market price at the date of issuance, and 78,500 shares of common stock, valued at $1,221,500, to the Company’s current and former independent directors, based on the market price at the date of issuance. The shares were issued on December 31, 2020, at a price of $15 per share.

9.	STOCKHOLDERS’ EQUITY

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

Common Stock

On June 25, 2019, the Company effected a one-for-four reverse stock splits, pursuant to which each share of common stock became converted into 0.25 shares of common stock, and the Company decreased its authorized common stock from 100,000,000 to 25,000,000 shares.

On January 27, 2020, the Company amended its articles of incorporation to increase its authorized common shares from 25,000,000 shares to 250,000,000 shares.

Activity during the Year Ended January 31, 2022

(a)	On February 25, 2021, in connection with the Company’s License Agreement with Rambam, pursuant to a Stock Purchase Agreement with BPM Inno Ltd (“BPM”), the Company issued 81,396 shares of common stock to BPM and received proceeds of $700,000 to be applied to product development expenses under the License Agreement. The Company entered into the Stock Purchase Agreement with BPM in December 2020 and received a payment of $60,000 which is included in Stockholders’ Equity as Subscription Payable in the Company’s consolidated balance sheet as of January 31, 2021. In February 2021, BPM advanced a payment for the Company to Rambam in the amount of $57,000 for the license fee. The balance of the funds of $583,000 was received in February 2021. On February 15, 2021, the Company issued 12,500 shares of common stock, valued at $350,000, for consulting fees in connection with the Rambam License Agreement discussed in Note 10.

(b)

On February 25, 2021, the Company issued 5,602 shares of common stock, valued at $60,000, for consulting services pursuant to a consultant agreement commencing December 1, 2020. The Company has reflected $10,000 representing 934 shares as Subscription Payable in the Stockholders’ Equity in the Company’s consolidated balance sheet as of January 31, 2021.

(c)	On October 5, 2021, the Company consummated a public offering (the “IPO”) of 1,056,000 units (the “Units”), each Unit consisting of one share of common stock and one warrant (each a “Warrant”) at a price of $6.25 per Unit, and an additional 158,400 warrants pursuant to exercise of the underwriters’ over-allotment option. At closing, the Company received net proceeds of $5,836,230 from the sale of our securities in the IPO, which include direct offering costs of $790,000. Concurrently, with the October 1, 2021 effective date of the IPO, the shares of our common stock and the Warrants sold to the public in the IPO were listed for trading on the Nasdaq Capital Market. Each Warrant is immediately exercisable, will entitle the holder to purchase one share of common stock at an exercise price of $7.50 and will expire five years from the date of issuance. The shares of common stock and Warrants are separately transferred immediately upon issuance.

(d)	During the year ended January 31, 2022, the Company issued 392,396 shares of its common stock and received proceeds of $2,942,970 from the exercise of 392,396 public warrants.

(e)	On October 22, 2021, the Company issued 17,182 shares of its common stock in exchange for the extinguishment of debt in the amount of $100,000. No gain or loss was recognized in the transaction. See Note 5 for further discussion.

(f)	On October 25,2021, the Company issued 24,642 shares, valued at $144,000, for consulting services issued in connection with research and development expenses. The shares were issued in settlement of liabilities.

(g)	On October 5, 2021, in connection with the Company’s IPO, two former debtholders were issued an additional 72,200 warrants at an exercise price of $6.25 per share in accordance with the anti-dilution provision of their agreement. The fair value of the warrants issued amounted to $196,589 and the Company recorded the transaction as a deemed dividend related to the warrant round down. In October 2021, one of the former debtholders exercised the 36,100 warrants as a cashless warrant and was issued 14,869 shares of common stock.

(h)	In December 2021, the Company purchased 28,125 shares of its common stock for $104,467 and recorded the purchase as Treasury Stock as of January 31, 2022.

(i)	In January 2022, the Company issued 10,000 shares, valued at $66,900, for services in connection with investor relations for the Company.

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

On December 31, 2020, the Company issued 130,325 shares of common stock for services, valued at $1,954,875, as follows:

(1)	51,825 shares of common stock, valued at $777,375, issued to executive officers.

(2)	78,500 shares of common stock, valued at $1,177,500, issued to the Company’s current and former independent directors.

Subscription Payable

(a)	On February 25, 2021, in connection with the Company’s License Agreement with Rambam, pursuant to a Stock Purchase Agreement with BPM Inno Ltd (“BPM”), the Company issued 81,396 shares of common stock to BPM and received proceeds of $700,000 to be applied to product development expenses under the License Agreement. The Company entered into the Stock Purchase Agreement with BPM in December 2020 and received a payment of $60,000 which is included in Stockholders’ Equity as Subscription in the Company’s consolidated balance sheet as of January 31, 2021. The balance of the funds was received in February 2021.

(b)	On February 25, 2021, the Company issued 5,602 shares of common stock, valued at $60,000, for consulting services pursuant to a consultant agreement commencing December 1, 2020. The Company has reflected $10,000 representing 934 shares as Subscription Payable in the Stockholders’ Equity in the Company’s consolidated balance sheet as of January 31, 2021.

10.	OPTIONS and WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company’s common stock issued to non-employees of the Company. During the year ended January 31, 2022, the Company issued 1,056,000 public warrants in connection with its public offering, 105,600 to the underwriters in connection with its public offering,158,400 warrants issued to the underwriters related to the over-allotment, 125,000 (of which 75,000 were issued to the Chief Financial Officer) warrants for services and 72,200 warrants to previous convertible noteholders as additional compensation due to the warrant round down provisions of their agreement. See Note 5 for further discussion.

a)	The public warrants in the amount of 1,056,000 and underwriter warrants in the amount of 158,400 were issued on October 5, 2021. The warrants vest immediately at an exercise price of $7.50 per share and expire five years from the date of issuance. As of January 31, 2022, 822,004 warrants remain outstanding.

b)	The warrants to the underwriters in the amount of 105,600 were issued on October 5, 2021. The warrants vest on April 1, 2022, at an exercise price of $7.50 per share and expire three years from the date of issuance.

c)	On October 21, 2021, the Company issued 125,000 warrants for services to the Company’s CFO and a service provider in connection with the Company’s IPO. The warrants are exercisable at $4.90 per share and expire in three years. As of January 31, 2022, all the warrants remain outstanding.

d)	On October 5, 2021, the Company issued 72,200 warrants to previous convertible debtholders. The warrants vest immediately at an exercise price of $6.25 per share and expire on October 30, 2022. As of January 31, 2022, 36,100 warrants remain outstanding.

The warrant exercise price to the previous convertible debt noteholders was adjusted to $6.25 for the round down provisions and the resulting $196,589 of deemed dividend was recorded during the year ended January 31, 2022. The fair value of the warrants issued for services amounted to $365,000 and was recorded during the same period. The Company used the Black- Scholes valuation model to record the fair value. The valuation model used a dividend rate of 0%; expected term of 1.5 years; volatility rate of 136.19%; and risk-free rate of 0.10%.

	Shares	Exercise Price	Remaining Life	Intrinsic Value
Outstanding, January 31, 2020	70,000	$18.93	2.08 years

Granted	91,828	12.53	3.00 years	-

Expired/Cancelled	(20,000)	14.00	-

Exercised	-	-	-

Outstanding, January 31, 2021	141,828	11.99	2.16 years

Granted	1,517,200	7.23	4.70 years	-

Expired/Cancelled	-	-	-

Exercised	(428,496)	7.39	-

Outstanding- January 31, 2022	1,230,532	$7.35	3.93 years	$-

Exercisable - January 31, 2022	1,124,932	$7.34	3.86 years	$-

The following table summarizes additional information relating to the warrants outstanding as of January 31, 2022:

		Weighted	Weighted Average		Weighted Average
Range of		Average Remaining	Exercise Price for		Exercise Price for
Exercise Prices	Number Outstanding	Contractual Life(Years)	Shares Outstanding	Number Exercisable	Shares Exercisable	Intrinsic Value

$6.25	131,100	0.75	$6.25	131,100	$6.25	$-
$14.00	46,828	1.24	$14.00	46,828	$14.00	$-
$7.50	927,604	4.68	$7.50	822,004	$7.50	$-
$4.90	125,000	2.73	$4.90	125,000	$4.90	$-

Options

The following table summarizes the changes in options outstanding and the related price of the shares of the Company’s common stock issued to employees of the Company.

On November 1, 2021, The Board of Directors adopted the 2021 Employee Stock Option Plan (the “Plan”). The Company has reserved 350,000 shares to issue and sell upon the exercise of stock options. The options vest immediately upon issuance and expire in three years. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986 (the “Code”) or which are not (” non-ISOs”) intended to qualify as Incentive Stock Options thereunder. The Plan also provides for restricted stock awards representing shares of common stock that are issued subject to such restrictions on transfer and other incidents of ownership and such forfeiture conditions as the board of Directors, or the committee administering the Plan composed of directors who qualify as “independent” under Nasdaq rules, may determine. On November 3, 2021, the Company filed a Registration Statement on Form S-8, to register under the Securities Act of 1933, as amended the 350,000 shares of common stock reserved for issuance under the Plan. As of January 31, 2022, 186,500 shares remain in the Plan.

On January 21, 2022, 163,500 options to purchase shares of the Company’s common stock were issued to executive officers and directors of the Company at prices of $4.85 and $5.34 per share. The options vest immediately and expire on January 21, 2025. The fair value of the options issued for services amounted to $532,832 and was recorded during the year ended January 31, 2022. The Company used the Black-Scholes valuation model to record the fair value. The valuation model used a dividend rate of 0%; expected term of 1.5 years; volatility rate of 162.69%; and risk-free rate of 1.01%.

	Shares	Exercise Price	Remaining Life	Intrinsic Value
Outstanding, January 31, 2020	-	$-	-

Granted	-	-	-	-

Expired/Cancelled	-	-	-

Exercised	-	-	-

Outstanding, January 31, 2021	-	-	-

Granted	163,500	4.97	2.97 years	-

Expired/Cancelled	-	-	-

Exercised	-	-	-

Outstanding- January 31, 2022	163,500	$4.97	2.97 years	$-

Exercisable - January 31, 2022	163,500	$4.97	2.97 years	$-

The following table summarizes additional information relating to the options outstanding as of January 31, 2022:

		Weighted	Weighted Average		Weighted Average
Range of		Average Remaining	Exercise Price for		Exercise Price for
Exercise Prices	Number Outstanding	Contractual Life(Years)	Shares Outstanding	Number Exercisable	Shares Exercisable	Intrinsic Value
$5.34	40,000	2.97	$5.34	40,000	$5.34	$-
$4.95	123,500	2.97	$4.95	123,500	$4.95	$-

11.	Segment Reporting

We organize and manage our business by the following two segments which meet the definition of reportable segments under ASC 280-10, Segment Reporting: Sales of Goods and Services. These segments are based on the customer type of products or services provided and are the same as our business units. Separate financial information is available and regularly reviewed by our chief executive officer, who is our chief operating decision maker, in making resource allocation decisions for our segments. Our chief operating decision maker evaluates segment performance to the GAAP measure of gross profit.

	January 31,
	2022	2021

Net sales
Sales of goods	$1,179,620	$737,519
Services	242,534	206,183
	1,422,154	943,702

Gross profit
Sales of goods	595,087	290,456
Services	(40,777)	25,778
	554,310	316,234

Operating expenses
Selling, general and administrative	4,022,824	2,912,269
Research and development	411,383	-
Goodwill impairment	2,180,836	-
	6,615,043	2,912,269

Non-Operating expenses
Interest expense	(118,421)	(280,686)
Other income (expense)	53,028	(56,197)
	(65,393)	(336,883)
Net loss before income taxes	$(6,126,126)	$(2,932,828)

Depreciation and Amortization
Sale of goods	$220,524	$87,921
Services	88,217	72,187
	$308,741	$160,108

The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere.

	Year Ended
	January 31,
	2022	2021

Net sales:
United States	$1,335,554	$360,378
Outside the United States	86,600	583,324
	$1,422,154	$943,702

Property and equipment, net of accumulated depreciation
United States	$979,297	$1,076,626
Outside the United States	-	-
	$979,297	$1,076,626

12.	COMMITMENTS AND CONTIGENCIES

Legal Proceedings

On July 27, 2018, the Company commenced an action in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, against Advanced Health Brands, Inc., Raymond Kalmar, Paul Murphy, Michelle Polly-Murphy, Laura Fillman and John Baker, together with a Motion for Temporary Injunction Without Notice and a Motion for Prejudgment Writ of Replevin arising from the Company’s decision to seek to rescind for misrepresentation the agreement by which the Company acquired advanced Health Brands, Inc. for 1,250,000 shares of common stock valued at $2,500,000 and seek return of the shares. On August 2, 2018, the court entered a Temporary Injunction Without Notice and an Order to Show Cause against the defendants. Defendants Kalmar, Murphy, Polly-Murphy, and Baker filed a Motion to Dismiss the Company’s Verified Complaint, Motion to Dissolve Temporary Injunction Without Notice and Response to Order to Show Cause, and Motion to Compel Arbitration. On January 4, 2019, the court dismissed the Company’s complaint with prejudice, and directed the defendants to assign the Company within 30 days, the six patents never duly transferred to the Company. On February 1, 2019, the Company appealed the court’s order. Pursuant to a settlement agreement with one of the defendants, that defendant returned the 50,000 shares which had been issued to her, and the shares were cancelled as of January 31, 2019 . On June 7, 2019, the individual defendants (other than the defendant whom the Company has a settlement agreement), filed a motion for sanctions and civil contempt against us, which generally claimed that we failed to comply with the Court’s January 4, 2019, order by refusing to issue the Ruling 144 letters that would allow the defendants to transfer their shares of common stock. On October 29, 2019, the Court denied the Defendants motion. On March 20, 2020, the Florida district court of appeal reversed the lower court ruling in the Florida state court action that dismissed our complaint, with prejudice, and gave us leave to file an amended complaint. On July 7, 2020, Defendants filed Notice for Trial, requesting the court to set a trial date. The Company and defendants have served their first set of interrogatories on each other and have filed answers and responses to each other’s first set of interrogatories.

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

On April 29, 2019, the Company filed a securities fraud action in the U.S. District Court for the Eastern District of New Yor k against Raymond Kalmar, Paul Murphy, Michelle Polly-Murphy, Advanced Health Brands and TD Therapeutic, Inc. In the complaint the Company alleges that in 2017, the defendants fraudulently and deceitfully obtained 1,250,000 shares of common stock by orchestrating a months-long scheme to defraud the Company. The Company is seeking the return of the shares of common stock and monetary damages resulting from the defendants’ fraudulent conduct. The defendants filed a motion to dismiss the complaint on August 23, 2019, and on September 13, 2019, the Company filed its response. On July 20, 2020, the Court denied the defendant’s motion to dismiss the complaint, and the parties have recently commenced the discovery phase of the litigation. The Court has scheduled a trial date in June 2022.

Employment Agreements

The Company entered into a three-year employment agreement with Gareth Sheridan, our CEO, Serguei Melnik, our President, effective February 1, 2022. The agreement also provides that the executives will continue as a director. The agreement provides for an initial term, commencing on the effective date of the agreement and ending on January 31, 2025, and continuing on a year-to-year basis thereafter unless terminated by either party on not less than 30 days’ notice given prior to the expiration of the initial term or any one-year extension. For their services to the Company during the term of the agreement, Mr. Sheridan and Mr. Melnik will receive an annual salary of $250,000 per annum, commencing on the effective date of the agreement. Mr. Sheridan and Mr. Melnik will also receive a performance bonus of 3.5% of net income before income taxes.

The Company entered into a three-year employment agreement with Gerald Goodman, our CFO, effective February 1, 2022. The agreement provides for an initial term, commencing on the effective date of the agreement and ending on January 31, 2025, and continuing on a year-to-year basis thereafter unless terminated by either party on not less than 30 days’ notice given prior to the expiration of the initial term or any one-year extension. For his services to the Company during the term of the agreement, Mr. Goodman will receive an annual salary of $210,000 per annum, commencing on the effective date of the agreement.

Rambam Agreement

On December 9, 2020, the Company entered into a License Agreement (the “License Agreement”) with Rambam Med-Tech Ltd. (“Rambam”), Haifa, Israel, to develop the RAMBAM Closed System Transfer Device (“CTSD”) and such other products as the parties agree to develop/commercialize. The Company will license from Rambam the full technology, IP, and title to CTSD in the field, with an Initial license fee of $50,000 and running royalties on net sales. The $50,000 license fee was paid by a third party at the direction of the Company in February 2021, at which time the agreement became effective. As of January 31, 2022, the development of the RAMBAM CSTD Device has been suspended until further notice as preliminary reviews and market research found the product was not commercially viable in its current form.

The Company had entered into a prior agreement, dated November 13, 2020, with BPM Inno Ltd., Kiryat, Israel (“BPM”), that, in consideration of BPM’s introduction of Rambam to the Company, provided for BPM to have the rights as the exclusive of agent of the Company with Rambam and any other parties similarly introduced by BPM, and for a commission payable to BPM by the Company of 4.5% of revenues received by the Company resulting from the introduction of Rambam (and any other companies as to which the exclusive agency of BPM was in effect), and for BPM’s payment of a royalty to Rambam. If the Company fails to commercialize the medical products subject to the License Agreement with Rambam within 36 months, under the November 13, 2020 agreement, BPM and the Company would share 50/50 in the revenues generated from sales of the licensed products from Rambam. This agreement further provides that it will be effective for a period of 10 years, with either party having the right to terminate on notice given 30 days prior to the desired termination, and also provided for certain territorial distribution rights of BPM as are set forth in the March 10, 2021 Distribution Agreement between the Company and BPM. As of January 31, 2022, no revenues have been earned and no royalties have been accrued.

BPM Distribution and Stock Purchase Agreements

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

Kindeva Drug Delivery Agreement

On January 4, 2022, the Company signed a feasibility agreement with Kindeva Drug Delivery, L.P. (“Kindeva”) to develop Nutriband’s lead product, AVERSAL Fentanyl, based on its proprietary AVERSAL abuse deterrent transdermal technology and Kindeva’s FDA-approved transdermal fentanyl patch (fentanyl transdermal system). The feasibility agreement is focused on adapting Kindeva’s commercial transdermal manufacturing process to incorporate AVERSAI technology.

The agreement will remain in force until the earlier of: (1) the completion of the work and deliverables under the Workplan; or (2) two (2) years after the Effective Date, after which time the agreement will expire.

The estimated cost to complete the feasibility Workplan is approximately $1.7 million and the timing to complete will be between eight to twelve months. Nutriband made an advance deposit of $250,000 in January 2022, to be applied against the final invoice. The Workplan has commenced in February 2022, and the parties believe the Workplan will be completed in the time estimated in the agreement. As of January 31, 2022, no liabilities have been incurred and the deposit of $250,000 is included in prepaid expenses.

13.	SUBSEQUENT EVENTS

On February 1, 2022, Pocono Pharmaceuticals, Inc. entered into a lease agreement with Geometric Group, LLC for 12,000 square feet of warehouse space currently occupied by Active Intelligence. The monthly rental is $3,000 and the lease expires on January 31, 2025. The lease can be extended for an additional three years at the same monthly rental.

Subsequent to the year ended January 31, 2022, the Company purchased 22,058 shares of its common stock for $84,220 and recorded the transaction as Treasury Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of January 31, 2022, the end of the period covered by this annual report. The disclosure controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who are two of our three full-time employees. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function, our very limited staff, and our recent acquisition of 4P Therapeutics and Pocono Coated Products, which are principally responsible for our business operations and were privately owned when we acquired them, were not effective as of January 31, 2022, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of January 31, 2022, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements,(iii) a lack of segregation of duties within accounting functions, (iv) inadequate monitoring review controls in accounting for complex transactions. Therefore, our internal controls over financial reporting were not effective as of January 31, 2022.

Management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel, excessive reliance on third party consultants for accounting, financial reporting and related activities, and the lack of any separation of duties. During the past fiscal year, we have added qualified accounting personnel so the Company does not have to rely on third party consultants. The Company has established additional monitoring controls over the financial statements. We have also improved our internal controls to provide for a detailed accounting review of all revenue items, and accounts receivable and payable transactions in connection with the entry and categorization of each transaction in the preparation of the Company’s financial statements. As a result of these improvements, we are confident our financial statements as of January 31, 2022 and for the two years then ended, fairly present in all material respects our financial condition and results of operations for all that reporting period covered by this report.

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

Changes in Internal Control over Financial Reporting.

During the quarterly period ended January 31, 2022, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Set forth below is certain information with respect to our directors and executive officers:

Name	Age	Position
Gareth Sheridan	32	Chief executive officer and director
Serguei Melnik	49	Chairman of the Board and President
Gerald Goodman	74	Chief Financial Officer
Alan Smith, Ph.D.	56	Chief operating officer and president of 4P Therapeutics
Patrick Ryan	36	Chief technical officer
Jeff Patrick, Pharm.D.	52	Chief scientific officer
Larry Dillaha, MD	57	Chief medical officer
Radu Bujoreanu	52	Director
Mark Hamilton	37	Director
Stefan Mancas	45	Director
Irina Gram	34	Director

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

Serguei Melnik, who was elected by the Board as President on October 8, 2021, serves as a member of the board of directors and is a co-founder of Nutriband Inc. Mr Melnik has previously served as our chief financial officer and a director since January 2016. Mr. Melnik has been involved in general business consulting for companies in the U.S. financial markets and setting up legal and financial framework for operations of foreign companies in the U.S. Mr. Melnik advised UNR Holdings, Inc. with regard to the initiation of the trading of its stock in the over-the-counter markets in the U.S., and has provided general advice with respect to the U.S. financial markets for companies located in the U.S. and abroad. From February 2003 to May 2005, he was the Chief Operations Officer and a Board member of Asconi Corporation, Winter Park, Florida, with regard to restructuring the company and listing it on the American Stock Exchange. Mr. Melnik from June 1995 to December 1996 was a lawyer in the Department of Foreign Affairs, JSC Bank “Inteprinzbanca,”, Chisinau, Moldova, and prior thereto practiced law in Moldova in various positions. Mr. Melnik is fluent in Russian, Romanian, English and Spanish.

Radu Bujoreanu has been a director since June 2019. Mr. Bujoreanu has been the owner and executive director of Consular Assistance, Inc., which provides assistance in obtaining visas for the Republic of Moldova and related services since December 2002, and he has been a real estate agent with Keller Williams Realty, Inc. since May 2019. Mr. Bujoreanu received his Bachelor in International Public Law from the University of Moldova.

Mark Hamilton, an independent director since July 2018, is an experienced director level professional who has recently joined global consulting firm, Korn Ferry as a Managing Consultant. Prior to moving into organizational consulting, Mark qualified as a Chartered Accountant in global advisory firm, BDO, where he spent 12 years advising some of Ireland’s most successful businesses. His work originated in corporate finance/corporate recovery and more recently, he spent 5 years leading BDO’s client management and sales function, as Head of Business Development. Mr. Hamilton is a Member of the Association of Chartered Accountants (ACA), since 2012. Mr. Hamilton’s accounting / consulting background and experience in corporate finance, restructuring, sales and talent assists us in his role as an independent Board member and Committee Chair. Mr. Hamilton has a very strong presence in the business community across jurisdictions, along with an accomplished track record in project management and business development. Educated at Terenure College, Mark went on to study a B.Sc. degree in Business & Management at Dublin Institute of Technology and subsequently received First Class Honours in his postgraduate degree, for which he specialised in Accountancy in 2009. In addition to his ACA qualification, Mark has also recently completed a diploma in Corporate Governance and is now a member of the Corporate Governance Institute which will assist him in his role as Independent Director.

Dr. Stefaní Mancas graduated Summa cum Laude from the Military Navy College in Constanta, Romania. After attending the faculty of Cybernetics from the Academy of Economic Studies in Bucharest, she transferred to University of Central Florida, where she graduated with a dual B.Sc. in Mathematics and Aerospace Engineering, and a Ph. D. in Mathematical Sciences from the Department Mathematics. Her dissertation topic was “Dissipative solitons in the cubic-quintic complex Ginzburg-Landau equation: Bifurcations and Spatiotemporal Structure”, for which she received the UCF Outstanding Dissertation Award. Currently, Dr. Mancas is a tenured full Professor, and a researcher, in the Department of Mathematics at Embry-Riddle Aeronautical University in Daytona Beach, Florida. Her main research areas are finding analytical solutions to nonlinear evolution equations, and numerical simulations of nonlinear dissipative systems, such nonlinear Schrödinger equation with applications to quantum mechanics and biomathematics. Dr. Mancas is using techniques involving complex analysis and elliptic functions with applications to water waves, soliton theory, biological systems, and cosmology/inflation for nonlinear evolution equations, as well as applying special functions to problems involving optimization of the blockchain, where elliptic functions are used for cryptography. Dr. Mancas is the organizer of national and international conferences in mathematical physics, and as an associate editor she constantly reviews research articles for many scientific journals. Dr. Mancas holds a strong record of publications with over seventy refereed articles, and she is constantly invited to attend workshops, and speak in seminars all over the world.

Irina Gram was elected as a director of the Company at the January 21, 2022 stockholders meeting. Irina is a new member of our Board, and is a Senior Financial Analyst at Thales IFEC, Melbourne, Florida. There she is responsible for financial planning, analysis and risk and opportunities reviews of multiple development and customer programs. From 2016 to 2017, she was a Project Engineering Coordinator at Thales IFEC, where she executed budgeting and forecasting activities with specialized focus on SFRD spending, interfaced with engineering team to monitor and report the performance of the financial impact of projects. From 2013 to 2016, she held various project management, accounting and reporting positions with Siemens Building Technology, Inc., Winter Park, Florida. She received a Bachelor’s Degree in Finance from the University of Central Florida, Orlando, Florida, where she graduated in May 2015, with honors, and received a Masters in Business Administration from the University of Central Florida, Orlando, Florida, in May 2019.

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

Alan Smith, Ph.D., serves as Chief Operating Officer of Nutriband and President of 4P Therapeutics, a wholly owned subsidiary of Nutriband. He joined the Company after Nutriband acquired 4P Therapeutics in 2018. Dr. Smith co-founded 4P Therapeutics in 2011 to develop drug-device and biologic-device combination products to meet the needs of patients, physicians, and payers, and was Vice President, Clinical, Regulatory, Quality and Operations at the time of the acquisition. Dr. Smith is co-inventor of the Company’s Aversa™ abuse deterrent transdermal system technology. Dr. Smith has over 20 years of experience in the research and development of drug and biologic delivery systems, diagnostics and medical devices for treatment and management of chronic pain, diabetes, and cardiovascular disease. Previously, he was with Altea Therapeutics, a venture capital funded company focused on novel transdermal drug and biologic delivery, most recently serving as Vice President, Product Development and Head of Clinical R&D, Regulatory Affairs, and Project Management. Prior to joining Altea Therapeutics, he led the development of transdermal glucose monitoring systems at SpectRx, Inc., a publicly traded noninvasive diagnostics company. Dr. Smith received Ph.D. and M.S. degrees in Biomedical Engineering from Rutgers University and the University of Medicine and Dentistry of New Jersey. He currently serves on the Editorial Advisory Board of Expert Opinion on Drug Delivery.

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

CORPORATE GOVERNANCE AND THE BOARD OF DIRECTORS

Board Leadership Structure and Risk Oversight

Gareth Sheridan serves as Chief Executive Officer and Serguei Melnik is serving as our President, and following the Annual Meeting, it is expected that Serguei Melnik will commence serving as our Chairman. Our Chairman leads the Board of Directors in its discussions and has such other duties as are prescribed by the Board. As Chief Executive Officer, Mr. Sheridan is responsible for implementing the Company’s strategic and operating objectives and day-to-day decision-making related to such implementation.

The Board of Directors currently has three standing committees (audit, compensation, and nominating and corporate governance) that are chaired and composed entirely of directors who are independent under Nasdaq and SEC rules. Given the role and scope of authority of these committees, and that a majority of the Board of Directors is composed of independent directors, the Board of Directors believes that its leadership structure is appropriate. We select directors as members of these committees with the expectation that they will be free of relationships that might interfere with the exercise of independent judgement.

Our Board of Directors is our Company’s ultimate decision-making body, except with respect to those matters reserved to the stockholders. Our Board of Directors selects our senior management team, which is charged with the conduct of our business. Our Board of Directors acts as an advisor and counselor to senior management and oversees its performance. The position of the Chairman of our Board of Directors is served by one individual. We have determined that the leadership structure of our Board of Directors is appropriate, especially given the early stage of our development and the size of our Company.

The Board of Directors oversees our exposure to risk through its interaction with management concerning matters related to financial, operational, regulatory, legal and strategic risks. Risk assessment and oversight are an integral part of our governance and management processes. Our Board of Directors encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations

Board Composition

Our business and affairs are managed under the direction of our Board of Directors. The number of directors is determined by our board of directors, subject to the terms of our certificate of incorporation and bylaws. Our board of directors currently consists of nine members, five of which are independent directors.

Meetings

Our Board of Directors acted by written consent five times during 2022.

Committees of the Board of Directors

The board of directors has created three committees - the audit committee, the compensation committee and the nominating and corporate governance committee. Each of the committees has a charter which meets the Nasdaq Stock Market requirements and is composed of three independent directors.

Audit Committee

The audit committee is comprised of Mr. Hamilton, as chairman, Mr. Bujoreanu and Ms. Irina Gram. We believe that Mark Hamilton qualifies as an “audit committee financial expert” under the rules of the Nasdaq Stock Market. The audit committee oversees, reviews, acts on and reports on various auditing and accounting matters to the board, including: the selection of our independent accountants, the scope of our annual audits, fees to be paid to the independent accountants, the performance of our independent accountants and our accounting practices, all as set forth in our audit committee charter.

Compensation Committee

The compensation committee is comprised of Dr. Mancas, Ms. Irina Gram and Mr. Bujoreanu. The compensation committee oversees the compensation of our chief executive officer and our other executive officers and reviews our overall compensation policies for employees generally as set forth in the audit committee charter. If so authorized by the board, the compensation committee may also serve as the granting and administrative committee under any option or other equity-based compensation plans which we may adopt. The compensation committee will not delegate its authority to fix compensation; however, as to officers who report to the chief executive officer, the compensation committee will consult with the chief executive officer, who may make recommendations to the compensation committee. Any recommendations by the chief executive officer are accompanied by an analysis of the basis for the recommendations. The committee will also discuss with the chief executive officer and other responsible officers the compensation policies for employees who are not officers. The compensation committee has the responsibilities and authority relating to the retention, compensation, oversight and funding of compensation consultants, legal counsel and other compensation advisers. The compensation committee members will consider the independence of such advisors before selecting or receiving advice from such advisors.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee, which is comprised of Mr. Hamilton, Dr. Mancas and Mr. Bujoreanu, will identify, evaluate and recommend qualified nominees to serve on our board; develop and oversee our internal corporate governance processes, and maintain a management succession plan.

Independent Directors

Four of our directors, Radu Bujoreanu, Mark Hamilton, Dr. Mancas and Irina Gram are independent directors based on the NASDAQ definition of independent director.

Family Relationships

There are no family relationships among our directors and executive officers.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively.  Mr. Sheridan and Mr. Melnik filed late Form 5s for the year ended January 31, 2020. Mr. Goodman, Dr. Smith, Mr. Ryan, Dr. Patrick, Dr. Dillaha, Mr. Bujoreanu, Mr. Hamilton, Dr. Mancas and Ms. Irina Gram have not filed their Form 3 reports.

Code of Ethics

Our board of directors has adopted a code of ethics applicable to our employees, directors and officers, in accordance with applicable U.S. federal securities laws and the NASDAQ regulations. Any waiver of this code may be made only by our board of directors and will be promptly disclosed as required by applicable federal securities laws and the NASDAQ corporate governance rules. The Code of Ethics is available on our website at HTTPS://Nutriband.com/ethics.

Conflicts of Interest

Certain conflicts of interest exist and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interest between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and conflicts of interest may arise that can be resolved only through the exercise by management their best judgment as may be consistent with their fiduciary duties. Management will try to resolve conflicts to the best advantage of all concerned.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The table below shows the compensation for services in all capacities we paid during the years ended January 31, 2022 and 2021, to the individuals serving as our principal executive officers during the last completed fiscal year and our other two most highly paid executive officers at the end of the last completed fiscal year (whom we refer to collectively as our “named executive officers”);

Name and Principal Position	Year	Salary $	Bonus Awards $	Stock Awards $	Option/ Awards(1) $	Incentive Plan Compensation $	Nonqualified Deferred Earnings $	All Other Compensation $	Total $

Gareth Sheridan, CEO(3)	2022	149,000	100,000		61,778	-	-	-	310,770
	2021	60,000		150,000	-	-	-	-	210,000
	2020	42,000	15,000	-	-	-	-	-	57,000

Serguei Melnik	2022	149,000	100,000	-	61,778	-	-	-	310,770
President
						-
Alan Smith	2022	148,000	-	-	32,654	-	-	-	264,654
Chief Operating Officer							-	-

Sean Gallagher,	2021	-	-	150,000	-	-		-	150,000
Executive Chairman[1]	2020	-	-	60,000	-	-	-	-	60,000

Jeff Patrick	2021	-	-	-	-	-	-	-	-
Chief Scientific Officer[2]	2020	-	-	60,000	-	252,700	-	-	312,700

[1]	During the year ended January 31, 2021, the Company issued Mr. Gallagher 10,000 shares of common stock, valued at $150,000, as compensation. During the year ended January 31, 2020, we issued to Mr. Gallagher 8,572 shares of common stock, valued at $120,000, representing his compensation for the years ended January 31, 2019 and 2018 pursuant to his employment agreement.

[2]	During the year ended January 31, 2020, we issued to Strategic Pharmaceutical Consulting LLC, a company controlled by Dr. Patrick 8,572 shares of common stock, valued at $120,000, representing Dr. Patrick’s compensation for the years ended January 31, 2020 and 2019. We also granted him to an option to purchase 25,000 shares of common stock at 75% of the market price. The option expired unexercised.

[3]	During the year ended January 31, 2021, we issued to Gareth Sheridan, our CEO, 10,000 shares of common stock valued at $150,000, representing compensation for the year ended January 31, 2021.

Non-Employee Director Compensation Table

The table below shows the cash fees paid to our directors in connection with their service on our board of directors, and the stock option awards granted, during the fiscal year ended January 31, 2022.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Mark Hamilton	5,000		29,340				34,340
Sean Gallagher	5,000		32,500				37,500
Radu Bujourneau	5,000		26,120				31,120
Stefani Mancas	5,000		21,222				26,222
Steven Damon	5,000		16,325				21,325
Vselovod Grigore	5,000		16,325				21,325

Employment Agreements with Company Officers

On January 21, 2022, the Board of Directors of the Company approved Employment Agreements with Gareth Sheridan, our Chief Executive Officer, Serguei Melnik, our President and Gerald Goodman, the Company’s Chief Financial Officer.

Each of the three Employment Agreements is effective February 1, 2022, for an initial term of three years, and the term is automatically extended for additional one-year periods if neither party gives notice of termination at least 90 days prior to the end of the initial term or any current additional one-year term.

The Employment Agreements with Mr. Sheridan and Mr. Melnik each provide for a base salary of $250,000 per year, and the Employment Agreement with Mr. Goodman provides for a base salary of $210,000.

The Employment Agreements provide for incentive payments as established by the Board of Directors, and the Employment Agreements with Mr. Sheridan and Mr. Melnik provide for a performance bonus as follows:

Net Operating Profit Before Income Taxes	Performance Bonus

On the First $10 Million	3.5%

On the Next $40 Million	3.5%

On the Next $50 Million	3.0%

On all Amounts Over $100 Million	2.5%

Each of the Employment Agreements contains similar provisions for discharge for “cause”, including breach of the Employment Agreement or specified detrimental conduct by the employee, in which cases accrued compensation would payable as provided in the Employment Agreements.  The Agreements also provide for termination by the executives for “good reason”, comprising events such as breach of the Agreement by the Company, assignment of duties inconsistent with the Executive’s position, , or in the event of a change in control of the Company. In the event of a termination by the Company without cause, or by the executive for “good reason”, the Company is required to pay to the Executive in a lump sum in cash within 30 days after the date of termination the aggregate of the following amounts:

A.	the sum of (1) the executive’s annual minimum salary through the date of termination to the extent not theretofore paid, (2) any annual incentive payment earned by the executive for a prior period to the extent not theretofore paid and not theretofore deferred, (3) any annual performance bonus payment earned by the executive for a prior period to the extent not theretofore paid and not theretofore deferred,(4) any accrued and unused vacation pay and (5) any business expenses incurred by the executive that are unreimbursed as of the date of termination;

B.	The product of (1) the performance bonus payment and (2) a fraction, the numerator of which is the number of days that have elapsed in the fiscal year of the Company in which the date of termination occurs as of the date of termination, and the denominator of which is 365;

C.	the amount equal to the sum of (1) three (3) times the executive’s annual minimum salary; (2) one (1) times the performance bonus payment and (3) one (1) times the incentive payment;

D.	In the event executive is not fully vested in any retirement benefits with the Company from pension, profit sharing or any other qualified or non-qualified retirement plan, the difference between the amounts executive would have been paid if he or she had been vested on the date his/her employment was terminated and the amounts paid or owed to the executive pursuant to such retirement plans;

E.	The product of (1) the incentive payment and (2) a fraction, the numerator of which is the number of days that have elapsed in the fiscal year of the Company in which the date of termination occurs as of the date of termination, and the denominator of which is 365; and

F.	If applicable, the present value of the amount equal to the sum of five (5) years’ Performance Bonus pay with such amount being calculated based on the Performance Bonus paid to the Employee the year prior to Termination.

In addition, all stock options and warrants outstanding as of the date of termination and held by the executive shall vest in full and become immediately exercisable for the remainder of their full term; all restricted stock shall no longer be restricted to the extent permitted by law, and the Company will use its best efforts, at its sole cost to register such restricted stock as expeditiously as possible.

The Employment Agreements of Mr. Sheridan and Mr. Melnik provide that, to the extent any payment under the Employment Agreement to the executive is subject to the excise tax imposed by section 4999 of the Internal Revenue Code, the executive is entitled to a gross-up payment from the Company to reimburse the executive for additional federal, state and local taxes imposed on executive by reason of the excise tax and the Company’s payment of the initial taxes on such amount. The Company is also required to bear the costs and expenses of any proceeding with any taxing authority in connection with the imposition of any such excise tax.

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Shares of Common Stock Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Gareth Sheridan, CEO	20,000	-	-	$5.34	January 21, 2025	-	-	-	-
Serguei Melnik, President	20,000	-	-	$5.34	January 21, 2025	-	-	-	-
Alan Smith, COO	10,000	-	-	$4.85	January 21, 2025	-	-	-	-
Gerald Goodman, CFO	10,000	-	-	$4.85	January 21, 2025	-	-	-	-
Gerald Goodman, CFO	75,000	-	-	$4.90	October 22, 2024	-	-	-	-
Jeff Patrick, CSO	10,000	-	-	$4.85	January 21, 2025	-	-	-	-

(1)	The amounts reported represent the aggregate grant-date fair value of stock options awarded to certain directors in 2022, calculated in accordance with Financial Accounting Standards Board, Accounting Standards Codification Topic 718, or ASC Topic 718. The amounts presented do not correspond to the actual value that may be recognized by the named director upon vesting of the applicable awards.

Bonuses

Any bonuses granted in the future will relate to meeting certain performance criteria that are directly related to areas within the named executive’s responsibilities with the Company. As we continue to grow, more defined bonus programs may be established to attract and retain our employees at all levels.

Other Director Compensation

There are no agreements or arrangements by which any directors or nominees are to receive compensation or other payments from third parties in return for serving on the Board of Directors.

Pension Benefits

We currently have no plans that provide for payments or other benefits at, following, or in connection with retirement of our officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table provides information concerning the beneficial ownership of the Company’s common Stock by each director and nominee for director, certain executive officers, and by all directors and officers of the Company as a group as of the Record Date. In addition, the table provides information concerning the current beneficial owners, if any, known to the Company to hold more than five percent (5%) of the outstanding common Stock of the Company.

The amounts and percentage of stock beneficially owned are reported based on regulations of the securities and Exchange Commission (“SEC”) governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after December 15, 2021. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities in which he has no economic interest. The percentage of common stock beneficially owned is based on 7,821,176 shares of common stock outstanding as of April 22, 2022.

Name and Address of Beneficial Owner(1)	Shares of Common Stock Owned Directly	Shares of Derivative Securities Owned	Total Beneficial Ownership Including Option Grants(5)	Percentage
Gareth Sheridan(5)	1,510,000	20,000	1,530,000	19.56%
Serguei Melnik(2)(5)	707,500	20,000	727,500	9.3%
Stefani Mancas(5)	14,125	6,500	20,625	*
Mark Hamilton(5)	13,750	9,000	22,750	*
Radu Bujoreanu(5)	12,500	8,000	20,500,	*
Dr. Jeff Patrick(3)(5)	31,381	10,000	41,381	*
Patrick Ryan(5)	8,750	10,000	18,750	*
Allan Smith(5)	41,908	10,000	51,908	*
Gerald Goodman(4)(5)	22,500	85,000	107,500	1.36%
Dr. Larry Dillaha(5)	12,500	10,000	22,500	*
Irina Gram	10		10	*
All officers and directors as a group (11 individuals)	2,374,924	188,500	2,563,424	32.00%

(*)	Less than One (1%) Percent.

(1)	The address for each director and officer, unless indicated otherwise, is c/o Nutriband, Inc., 121 South Orange Ave., Suite 1500, Orlando, FL 32801.

(2)	Includes 25,000 shares owned by Mr. Melnik’s wife, as to which Mr. Melnik disclaims beneficial interest, and 25,000 shares owned by each of his two minor children.

(3)	Includes 21,072 shares owned by Strategic Pharmaceutical Consulting, with respect to which Dr. Jeff Patrick, chief scientific officer, has the power to vote and dispose of the shares. Mr. Patrick was granted a three-year option under the Company’s 2021 Employee Stock Option Plan on January 21, 2022, to purchase 10,000 shares of common stock at an exercise price of $4.85 per share.

(4)	Gerald Goodman holds 22,500 shares directly and was granted a three-year option under the Company’s 2021 Employee Stock Option Plan on November 20, 2021 to purchase 10,000 shares of common stock at an exercise price of $4.85 per share. Mr. Goodman also was issued on October 22, 2021 a stock purchase warrant for the purchase of 75,000 shares of common stock, exercisable at $4.90 per share.

(5)	On January 21, 2022, the Board of Directors approved three-year stock option grants under the Company’s 2021 Employee Stock Option Plan for an aggregate of 118,500 shares of common stock to employees and directors as compensation for services rendered in fiscal 2021, at a $4.85 per share option price, except those options issued to Gareth Sheridan and Serguei Melnik, which are exercisable at $5.34 per share.

To our knowledge, all beneficial owners named in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Issuance of Stock Options to Directors and Management

During the year ended January 31, 2021, Serguei Melnik, a director and our former chief financial officer, and Dr. Alan Smith, our chief operating officer, advanced us $18,128, all of which was repaid. As of January 31, 2021, the amount due each of these officers is $-0-.

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

Gareth Sheridan, CEO and Director	10,000
Sean Gallagher, Executive Chairman and Director	10,000
Serguei Melnik, Director	10,000
Michael Myer, President of Pocono Pharma and Director	5,000
Radu Bujoreanu, Director	12,500
Steven P. Damon, Director	10,000
Michael Doron, Director*	5,000
Mark Hamilton, Director	12,500
Stefani Mancas, Director	12,500
Vsevolod Grigore, Director	5,000
Patrick Ryan, Chief Technical Officer	5,000
Gerald Goodman, Chief Financial Officer	10,000
Alan Smith, Chief Operating Officer and President of 4P Therapeutics	6,825
Vitalie Botgros, Consultant	5,000
Thomas Cooney, Director*	6,000
Jay Moore, Director*	5,000

*	Former directors.

On January 21, 1022, the Company’s Board approved issuances as set forth below to officers and directors of stock option awards under the Corporation’s 2021 Employee Stock Option Plan which was approved by stockholders at the Annual Meeting and established the exercise price for the awards using the fair value of the common stock closing price as of January 21, 2022. The exercise price for Gareth Sheridan and Serguei Melnik was $5.34 per the terms of the Plan.

Name	Number of Shares	Per Share Exercise Price	Consideration

Serguei Melnik	20,000	$5.34	Services rendered in fiscal 2022
Gareth Sheridan	20,000	$5.34	Services rendered in fiscal 2022
Gerald Goodman	10,000	$4.85	Services rendered in fiscal 2022
Patrick Ryan	10,000	$4.85	Services rendered in fiscal 2022
Larry Dillaha	10,000	$4.85	Services rendered in fiscal 2022
Jeff Patrick	10,000	$4.85	Services rendered in fiscal 2022
Mike Myer	10,000	$4.85	Services rendered in fiscal 2022
Sean Gallagher	10,000	$4.85	Services rendered in fiscal 2022
Mark Hamilton	9,000	$4.85	Services rendered in fiscal 2022
Radu Bujoreanu	8,000	$4.85	Services rendered in fiscal 2022
Stefani Mancas	6,500	$4.85	Services rendered in fiscal 2022
Steve Damon	5,000	$4.85	Services rendered in fiscal 2022
Vsevolod Grigore	5,000	$4.85	Services rendered in fiscal 2022
Tyler Overk	10,000	$4.85	Services rendered in fiscal 2022
Diana Mather	10,000	$4.85	Services rendered in fiscal 2022
Alan Smith	10,000	$4.85	Services rendered in fiscal 2022

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants, Sadler, Gibb & Associates, LLC, for each of our last two years for the categories of services indicated.

	Year Ended January 31
	2022	2021
Audit fees	$69,250	$63,500
Audit – related fees	12,200	-
Tax fees	-	-
All other fees	$-	$65,637

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and review of our interim financial statements.

All other fees relate to professional services rendered in connection with our registration statements and acquisition audits.

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

PART IV

ITEM 15. Exhibits.

Exhibit Number	Description
3.1A	Articles of Incorporation. (Filed as Exhibit 3.1A to the Company’s registration statement on Form 10, which was filed with the Commission on June 2, 2016, and incorporated herein by reference.)
3.1B	Amendment to Articles of Incorporation, filed May 12, 2016. 2(Filed as Exhibit 3.1B to the e Company’s registration statement on Form 10, which was filed with the Commission on June 2, 2016, and incorporated herein by reference.)
3.1	Certificate of Amendment filed January 22, 2020. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 27, 2020).
3.2	By-laws(1)
3.2B	Amended and Restated By-Laws adopted January 21, 2022.(12)
4.3	Securities purchase agreement dated October 29, 2019 among the Company, Jefferson Street Capital LLC and Platinum Point Capital LLC(6)
4.4	Form of convertible 6% promissory note issued pursuant to Exhibit 4.3(6)
4.10	Form of Common Stock Purchase Warrant issued to Platinum Point Capital LLC and Jefferson Street Capital LLC(6)
4.12	Form of Underwriter’s Warrant(9).
4.13	Form of Warrant Agent Agreement(9).
4.14	2021 Employee Stock Option Plan.(11)
4.15	Form of Stock Option Grant Notice.(11)
10.1	Share exchange agreement dated January 15, 2016 by and among the Company, Nutriband Limited, an Ireland corporation, and Gareth Sheridan and/or his nominee(1)
10.4	Acquisition agreement dated April 5, 2018 between the Company and 4P Therepeutics LLC.(3)
10.5	Form of agreement with independent directors.(4)
10.6	Exclusive master distribution agreement dated April 13, 2018 between the Company and EMI-Korea (Best Choice), Inc.(4)
10.15	Employment Agreement, dated April 23, 2019, between Gareth Sheridan and the Company.(5)
10.16	Employment Agreement, dated April 23, 2019, between Serguei Melnik and the Company.(5)
10.17	Employment Agreement, dated February 19, 2019, between Jeffrey Patrick and the Company.(5)
10.18	Employment Agreement, dated January 1, 2018, between Sean Gallagher and the Company.(5)
10.19	Purchase Agreement, dated August 31, 2020, by and among the Company and Pocono Coated Products, LLC.(7)
10.20	Security Agreement, between the Company and Pocono Coated Products, LLC.(7)
10.21	Promissory Note Issued by the Company on August 31, 2020 to Pocono Coated Products, LLC.(7)
10.22	License Agreement, dated December 9, 2020, between the Company and Rambam Med-Tech Ltd.(8)
10.23	Distribution Agreement, dated March 26, 2021, between the Company and BPM Inno Ltd.(8)
10.24	Stock Purchase Agreement, dated December 7, 2020, between the Company and BPM Inno Ltd.(8)
10.25	Amendment No. 1 to Purchase Agreement, dated August 31, 2020, by and among the Company and Pocono Coated Products, LLC(8a)
10.26	Services Agreement October 4, 2021, between Active Intelligence, LLC and Diomics Corporation.(10)
10.27	Employment Agreement effective February 1, 2022, between the Company and Gareth Sheridan.(12)
10.28	Employment Agreement effective February 1, 2022, between the Company and Serguei Melnik.(12)
10.29	Employment Agreement effective February 1, 2022, between the Company and Gerald Goodman.(12)
31.1	Certification of Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive and Financial Officers Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
99.1	Audit Committee Charter(4)
99.2	Compensation Committee Charter(4)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed as exhibit to the Company’s registration statement on Form 10, which was filed with the Commission on June 2, 2016, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on May 23, 2017 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on April 10, 2018 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s annual report on Form 10-K for the year ended January 3, 2019 which was filed with the Commission on April 19, 2019, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-1/A, which was filed with the Commission on May 19, 2020, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on November 4, 2019.

(7)	Filed as an exhibit to the Company’s report on form 8-K, which was filed with the Commission on September 4, 2020.

(8)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on March 11, 2021.

(8a)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on September 1, 2021.

(9)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, which was filed with the Commission on October 1, 2021.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on October 12, 2021.

(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, which was filed with the Commission on November 5, 2021.

(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K, which was filed with the Commission on January 27, 2022.

(10)	To be filed by Amendment.

ITEM 16. FORM 10-K SUMMARY

 Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2022

NUTRIBAND INC.

By:	/s/ Gareth Sheridan
Gareth Sheridan
Chief Executive Officer

By:	/s/ Gerald Goodman
Gerald Goodman
Chief Financial Officer (Principal Financial and Accounting Officer)

Signature	Title	Date

/s/ Gareth Sheridan	Chief Executive Officer and Director	April 28, 2022
Gareth Sheridan

/s/ Serguei Melnik	Director	April 28, 2022
Serguei Melnik

/s/ Radu Bujoreanu	Director	April 28, 2022
Radu Bujoreanu

/s/ Mark Hamilton	Director	April 28, 2022
Mark Hamilton

/s/ Stefan Mancas	Director	April 28, 2022
Stefan Mancas

/s/ Irina Gram	Director	April 28, 2022
Irina Gram