Form 10-Q
period 2022-04-30
NutriBand Inc.
filed 2022-05-31
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, was 7,843,671 shares as of May 31, 2022.

NUTRIBAND INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the three months ended April 30, 2022 and 2021 are not necessarily indicative of the results for the entire fiscal year or for any other period.

NUTRIBAND INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
	2022	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,010,644	$4,891,868
Accounts receivable	99,098	71,380
Inventory	127,533	131,648
Prepaid expenses	404,637	370,472
Total Current Assets	4,641,912	5,465,368

PROPERTY & EQUIPMENT-net	1,000,873	979,297

OTHER ASSETS:
Goodwill	5,349,039	5,349,039
Operating lease right of use asset	98,192	19,043
Intangible assets-net	894,459	926,913

TOTAL ASSETS	$11,984,475	$12,739,660

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$535,440	$639,539
Deferred revenue	129,986	106,267
Operating lease liability-current portion	33,885	19,331
Notes payable-current portion	23,746	14,119
Total Current Liabilities	723,057	779,256

LONG-TERM LIABILITIES:
Note payable-net of current portion	115,749	101,119
Operating lease liability-net of current portion	65,569	-
Total Liabilities	904,375	880,375

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized; 7,871,359 shares issued at April 30, 2022 and January 31, 2022, 7,820,232 and 7,843,234 shares outstanding as of April 30,2022 and January 31, 2022, respectively	7,820	7,843
Additional paid-in-capital	29,967,467	29,967,444
Accumulated other comprehensive loss	(304)	(304)
Treasury stock, 51,127 and 28,125 shares at cost, respectively	(193,663)	(104,467)
Accumulated deficit	(18,701,220)	(18,011,231)
Total Stockholders’ Equity	11,080,100	11,859,285

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,984,475	$12,739,660

See notes to unaudited condensed consolidated financial statements.

NUTRIBAND INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	April 30,
	2022	2021

Revenue	$477,922	$433,488

Costs and expenses:
Cost of revenues	277,436	195,610
Research and development expenses	117,814	-
Selling, general and administrative expenses	768,551	551,942
Total Costs and Expenses	1,163,801	747,552

Loss from operations	(685,879)	(314,064)

Other income (expense):
Gain on extinguishment of debt	-	39,876
Interest expense	(4,110)	(40,869)
Total other income (expense)	(4,110)	(993)

Loss before provision for income taxes	(689,989)	(315,057)

Provision for income taxes	-	-

Net loss	$(689,989)	$(315,057)

Net loss per share of common stock-basic and diluted	$(0.09)	$(0.05)

Weighted average shares of common stock outstanding - basic and diluted	7,871,356	6,329,438

Other Comprehensive Loss:

Net loss	$(689,989)	$(315,057)

Foreign currency translation adjustment	-	-

Total Comprehensive Loss	$(689,989)	$(315,057)

See notes to unaudited condensed consolidated financial statements.

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended April 30, 2022

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Subscription	Treasury
	Total	shares	Amount	Capital	Income(Loss)	Deficit	Payable	Stock
Balance, February 1, 2022	$11,859,285	7,843,234	$7,843	$29,967,444	$(304)	$(18,011,231)	$-	$(104,467)

Treasury stock repurchased	(89,196)	(23,002)	(23)	23				(89,196)

Net loss for the three months ended April 30, 2022	(689,989)	-	-	-	-	(689,989)	-	-

Balance, April 30, 2022	$11,080,100	7,820,232	$7,820	$29,967,467	$(304)	$(18,701,220)	$-	$(193,663)

Three Months Ended April 30, 2021

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Subscription	Treasury
	Total	shares	Amount	Capital	Income(Loss)	Deficit	Payable	Stock
Balance, February 1, 2021	$7,111,946	6,256,772	$6,257	$18,871,098	$(304)	$(11,835,105)	$70,000	$-

Common stock issued for proceeds and in payment for license	640,000	81,396	81	699,919	-	-	(60,000)	-

Common stock issued for services	400,000	18,102	18	409,982	-	-	(10,000)	-

Net loss for the three months ended April 30, 2021	(315,957)	-	-	-	-	(315,957)	-	-

Balance, April 30, 2021	$7,835,989	6,356,270	$6,356	$19,980,999	$(304)	$(12,151,062)	$-	$-

See notes to unaudited condensed consolidated financial statements.

NUTRIBAND INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	April 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(689,989)	$(315,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77,475	76,262
Amortization of debt discount	-	36,554
Amortization of right of use asset	14,985	-
(Gain) loss on extinguishment of debt	-	(39,875)
Common stock issued for services	-	127,500
Changes in operating assets and liabilities:
Accounts receivable	(27,718)	(41,463)
Prepaid expenses	(28,744)	(10,042)
Inventories	4,115	(37,418)
Deferred revenue	23,719	(16,952)
Operating lease liability	(14,001)	-
Accounts payable and accrued expenses	(104,099)	(58,024)
Net Cash Used In Operating Activities	(744,257)	(279,415)

Cash flows from investing activities:
Purchase of equipment	(43,803)	(38,779)
Net Cash Used in Investing Activities	(43,803)	(38,779)

Cash flows from financing activities:
Proceeds from sale of common stock	-	583,000
Payment on note payable	(3,968)	-
Payment on finance leases	-	(6,045)
Purchase of treasury stock	(89,196)	-
Net Cash Provided by (used in) Financing Activities	(93,164)	576,955

Effect of exchange rate on cash	-	-

Net change in cash	(881,224)	258,761

Cash and cash equivalents - Beginning of period	4,891,868	151,993

Cash and cash equivalents - End of period	$4,010,644	$410,754

Supplementary information:

Cash paid for:
Interest	$4,110	$2,715

Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common stock issued for prepaid consulting	$-	$400,000

Non-cash payment for license agreement	$-	$57,000

Common stock issued for subscription payable	$-	$70,000

Adoption of ASC 842 Operating lease asset and liability	$94,134	$-

Promissory note on equipment purchase	$22,483	$-

See notes to unaudited condensed consolidated financial statements.

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

as of and for the Three Months Ended April 30, 2022 and 2021

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

On August 25, 2020, the Company formed Pocono Pharmaceuticals Inc. (“Pocono Pharmaceuticals”), a wholly owned subsidiary of the Company. On August 31, 2020, the Company acquired certain assets and liabilities associated with the Transdermal, Topical, Cosmetic, and Nutraceutical business of Pocono Coated Products LLC (“PCP”). The net assets were contributed to Pocono Pharmaceuticals. Included in the transaction, Pocono Pharmaceuticals also acquired 100% of the membership interests of Active Intelligence LLC (“Active Intelligence”).

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

In December 2019, COVID-19 emerged and has subsequently spread world-wide. The World Health Organization has declared COVID-19 a pandemic resulting in federal, state and local governments and private entities proscribing various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining people who may have been exposed to the virus. The effect of these orders, government imposed quarantines and measures the Company and suppliers and customers it works with might have to take, such as work-at-home policies, may negatively impact productivity, disrupt our business and could delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and disruptions in our operations, operating results and financial condition. Further, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns, or other restrictions on the conduct of business could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which could disrupt our supply chain.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The consolidated balance sheet as of April 30, 2022, and the consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the periods presented have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented have been made. The results of the three months ended April 30, 2022, are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Nutriband’s Annual Report on Form 10-K for the year ended January 31, 2022.

Certain information and footnote disclosures required under generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted from these consolidated financial statements pursuant to the rules and regulations, including interim reporting requirements of the U.S. Securities and Exchange Commission (“SEC”). The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosures of contingent amounts in our consolidated financial statements and accompanying footnotes. Actual results could differ from estimates.

The Company’s significant accounting policies are summarized in Note 1 in the Company’s Annual Report on Form 10-K for the year ended January 31, 2022. There were no significant changes to these accounting policies during the three months ended April 30, 2022.

Going Concern Assessment

Management assesses liquidity and going concern uncertainty in the Company’s condensed consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period.

As of April 30, 2022, we had cash and cash equivalents of $4,010,644 and working capital of $3,918,885. For the three months ended April 30, 2022, the Company incurred an operating loss of $689,989 and used cash flow from operations of $744,257. The Company has generated operating losses since its inception and has relied on sales of securities and issuance of third-party and related party debt to support cash flow from operations. In October 2021, the Company consummated a public offering and received net proceeds of $5,836,230. The Company also received $2,942,970 proceeds from the exercise of warrants.

Management has prepared estimates of operations for fiscal year 2022 and 2023 believes that sufficient funds will be generated from operations to fund its operations for one year from the date of the filing of these condensed consolidated financial statements, which indicates improved operations and the Company’s ability to continue operations as a going concern. The impact of COVID-19 on the Company’s business has been considered in these assumptions; however, it is too early to know the full impact of COVD-19 or its timing on a return to more normal operations.

Management believes the substantial doubt about the ability of the Company to continue as a going concern is alleviated by the above assessment.

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

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by type and by geographical location. See the tables:

	Three Months Ended April 30,
	2022	2021
Revenue by type Sale of goods	$401,990	$327,512
Services	75,932	105,976
Total	$477,922	$433,488

	Three Months Ended April 30,
	2022	2021
Revenue by geographic location:
United States	$477,922	$346,888
Foreign	-	86,600
	$477,922	$433,488

Accounts receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-applicable accounts. For the three months ended April 30, 2022 and 2021, the Company recorded no bad debt expense for doubtful accounts related to account receivable.

Inventories

Inventories are valued at the lower of cost and reasonable value determined using the first-in, first-out (FIFO) method. Net realized value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The cost of finished goods and work in process is comprised of material costs, direct labor costs and other direct costs and related production overheads (based on normal operating capacity). As of April 30, 2022 and January 31, 2022, 100% of the inventory consists of raw materials.

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. In connection with the Company’s acquisition of 4P Therapeutics LLC in 2018, the Company recorded Goodwill of $1,719,235. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. During the year ended January 31, 2022, the Company recorded an impairment charge of $2,180,836 reducing the Active Intelligence LLC Goodwill to $3,629,813. As of April 30, 2022 and January 31, 2022, Goodwill amounted to $5,349,039.

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of April 30, 2022, and 2021, there were 1,394,034 and 141,830 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

Recent Accounting Standards

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which clarifies how to properly account for deferred revenue in a business combination. ASU 2021-08 is effective for periods after December 15, 2022. The Company adopted ASU 2021-08 on February 1, 2022. The adoption of ASU 2021-08 did not have a material effect on the Company’s consolidated financial statements.

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

3.	PROPERTY AND EQUIPMENT

	April 30,	January 31,
	2022	2022
Lab equipment	$144,585	$144,585
Machinery and equipment	1,205,127	1,138,530
Furniture and fixtures	19,643	19,643
	1,369,355	1,302,758
Less: Accumulated depreciation	(368,482)	(323,461)
Net Property and Equipment	$1,000,873	$979,297

Depreciation expense amounted to $45,021 and $43,808 for the three months ended April 30, 2022 and 2021, respectively. During the three months ended April 30. 2022 and 2021, depreciation expense of $27,693 and $27,166, respectively, have been allocated to cost of goods sold.

4.	NOTES PAYABLE

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

Active Intelligence, the Company’s newly acquired subsidiary, entered into an agreement with the Carolina Small Business Development Fund for a line of credit of $160,000 due October 16, 2029, with interest of 5% per year. The amount assumed in Note 3 was $139,184. The loan requires monthly payments of principal and interest of $1,697. During the year ended January 31, 2022, principal and interest payments of $8,344 were forgiven under the Cares Act. The amount, $8,344, has been recorded as a gain on the forgiveness of debt. During the three months ended April 30, 2022, the Company made principal payments of $3,647. As of April 30, 2022, the amount due was $111,591, of which $14,119 is current.

On April 3, 2022, the Company entered into a retail installment agreement for the purchase of an automobile. The contract price was $32,274, of which $22,795 was financed. The agreement is for five years bearing interest at 2.95% per annum with payments of $495 per month. The loan is secured by automobile. As of April 30, 2022, the amount due was $22,483 of which $3,960 is current.

Finance Leases

Pocono had two finance leases secured by equipment. The leases mature in 2025 and 2026. The incremental borrowing rate is 5.0%. The amount due on the leases was $121,544, all of which was paid during the year ended January 2022.

Related Party Payable

On August 31, 2020, in connection with the Company’s acquisition of Pocono Products LLC, the Company issued to Pocono Coated Products LLC a promissory note, net of debt discount, in the amount of $1,332,893 with interest accruing at an annual rate of 0.17%, due on August 28, 2021, or immediately following the earlier of a capital raise of no less than $4,000,000 and/or a public offering of no less than $4,000,000. The members of Pocono Coated Products LLC, which include Mike Myer who was a related party, are shareholders of the Company. During the three months ended April 30, 2021, the Company recorded amortization of debt discount of $36,554. In October 2021, the note in the amount of $1,500,000 was paid in full.

Interest expense for the three months ended April 30, 2022, was $4,110. Interest expense for the three months ended April 30, 2021, was $40,869 including the amortization of debt discount of $36,554 and interest expense of $4,315.

4.	INTANGIBLE ASSETS

As of April 30, 2022 and January 31, 2022, intangible assets consisted of intellectual property and trademarks, customer base, and license agreement, net of amortization, as follows:

	April 30,	January 31,
	2022	2022
Customer base	$314,100	$314,100
License agreement	50,000	50,000
Intellectual property and trademarks	817,400	817,400

Total	1,181,500	1,181,500

Less: Accumulated amortization	(287,031)	(254,587)

Net Intangible Assets	$894,469	$926,913

In February 2021, the Company acquired an IP license for $50,000, see Note 8- “Rambam Agreement” for further discussion regarding the license agreement. The value of the intangible assets, consisting of intellectual property, license agreement and customer base has been recorded at their fair value by the Company and are being amortized over a period of three to ten years. Amortization expense for the three months ended April 30, 2022, and 2021 was $32,454 and $32,454, respectively.

Year Ended January 31,
2023	$97,332
2024	129,776
2025	113,109
2026	113,109
2027	113,109
2028 and thereafter	328,034
$894,469

5.	RELATED PARTY TRANSACTIONS

a)	In connection with the acquisition of Pocono, the Company recorded various transactions and operations through Pocono Coated Products LLC, of which Mike Myer was a related party. During the year ended January 31, 2022, the Company was advanced $7,862 in finance payments. As of January 31, 2022, the balance due Pocono was paid in full. The Company also issued a note in the amount of $1,500,000 to Pocono Coated Products LLC. In October 2021, the related party note payable was repaid. See Note 3 for further discussion.

6.	STOCKHOLDERS’ EQUITY

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

Common Stock

On June 25, 2019, the Company effected a one-for-four reverse stock split, pursuant to which each share of common stock became converted into 0.25 shares of common stock, and the Company decreased its authorized common stock from 100,000,000 to 25,000,000 shares.

On January 27, 2020, the Company amended its articles of incorporation to increase its authorized common shares from 25,000,000 shares to 250,000,000 shares.

Activity during the Three Months Ended April 30, 2022

(a)	In March 2022, the Company purchased 22,058 shares of its common stock for $89,196 and recorded the purchase as Treasury Stock. As of April 30, 2022, the Company holds 50,183 of its shares comprising the $193,663 of treasury stock.

Activity during the Three Months Ended April 30, 2021

(a)	On February 25, 2021, in connection with the Company’s License Agreement with Rambam, pursuant to a Stock Purchase Agreement with BPM Inno Ltd (“BPM”), the Company issued 81,396 shares of common stock to BPM and received proceeds of $700,000 to be applied to product development expenses under the License Agreement. The Company entered into the Stock Purchase Agreement with BPM in December 2020 and received a payment of $60,000 which is included in Stockholders’ Equity as Subscription Payable in the Company’s consolidated balance sheet as of January 31, 2021. In February 2021, BPM advanced a payment for the Company to Rambam in the amount of $57,000 for the license fee. The balance of the funds of $583,000 was received in February 2021. On February 15, 2021, the Company issued 12,500 shares of common stock, valued at $350,000, for consulting fees in connection with the Rambam License Agreement discussed in Note 8.

(b)	On February 25, 2021, the Company issued 5,602 shares of common stock, valued at $60,000, for consulting services pursuant to a consultant agreement commencing December 1, 2020. The Company has reflected $10,000 representing 934 shares as Subscription Payable in the Stockholders’ Equity in the Company’s consolidated balance sheet as of January 31, 2021.

Subscription Payable

(a)	On February 25, 2021, in connection with the Company’s License Agreement with Rambam, pursuant to a Stock Purchase Agreement with BPM Inno Ltd (“BPM”), the Company issued 81,396 shares of common stock to BPM and received proceeds of $700,000 to be applied to product development expenses under the License Agreement. The Company entered into the Stock Purchase Agreement with BPM in December 2020 and received a payment of $60,000 which is included in Stockholders’ Equity as Subscription in the Company’s consolidated balance sheet as of January 31, 2021. The balance of the funds was received in February 2021.

(b)	On February 25,2021, the Company issued 5,602 shares of common stock, valued at $60,000, for consulting services pursuant to a consultant agreement commencing December 1, 2020. The Company has reflected $10,000 representing 934 shares as Subscription Payable in the Stockholders’ Equity in the Company’s consolidated balance sheet as of January 31, 2021.

7.	OPTIONS and WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company’s common stock issued to management (75,000 warrants were issued to the Chief Financial Officer) and non-employees of the Company.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2021	141,828	$11.99	2.16 years	$-

Granted	1,517,200	7.23	4.70 years	-

Expired/Cancelled	-	-	-	-

Exercised	(428,496)	7.39	-	-

Outstanding, January 31, 2022	1,230,532	7.35	3.93 years	-

Granted	-	-	-	-

Expired/Cancelled	-	-	-	-

Exercised	-	-	-	-

Outstanding - April 30, 2022	1,230,532	$7.35	3.75 years	$-

Exercisable - April 30, 2022	1,230,532	$7.35	3.75 years	$-

The following table summarizes additional information relating to the warrants outstanding as of April 30, 2022:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(Years)	Weighted Average Exercise Price for Shares Outstanding	Number Exercisable	Weighted Average Exercise Price for Shares Exercisable	Intrinsic Value

$6.25	131,100	0.75	$6.25	131,100	$6.25	$-
$14.00	46,828	1.24	$14.00	46,828	$14.00	$-
$7.50	927,604	4.68	$7.50	822,004	$7.50	$-
$4.90	125,000	2.73	$4.90	125,000	$4.90	$-

Options

The following table summarizes the changes in options outstanding and the related price of the shares of the Company’s common stock issued to employees of the Company.

On November 1, 2021, The Board of Directors adopted the 2021 Employee Stock Option Plan (the”Plan”). The Company has reserved 350,000 shares to issue and sell upon the exercise of stock options. The options vest immediately upon issuance and expire in three years. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986 (the “Code”) or which are not (“non-ISOs”) intended to qualify as Incentive Stock Options thereafter. The Plan also provides for restricted stock awards representing shares of common stock that are issued subject to such restrictions on transfer and other incidents of ownership and such forfeiture conditions as the Board of Directors, or the committee administering the Plan composed of directors who qualify as “independent” under Nasdaq rules, may determine. On November 3, 2021, the Committee filed a Registration Statement on Form S-8, to register under the Securities Act of 1933, as amended, 350,000 shares of common stock reserved for issuance under the Plan. As of April 30, 2022, 186,500 shares remain in the Plan.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2021	-	$-	-

Granted	163,500	4.97	2.97 years	-

Expired/Cancelled	-	-	-

Exercised	-	-	-

Outstanding, January 31, 2022	163,500	-	-

Granted	-	-	-	-

Expired/Cancelled	-	-	-

Exercised	-	-	-

Outstanding - April 30, 2022	163,500	$4.97	2.75 years	$-

Exercisable - April 30, 2022	163,500	$4.97	2.75 years	$-

The following table summarizes additional information relating to the options outstanding as of April 30, 2022:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(Years)	Weighted Average Exercise Price for Shares Outstanding	Number Exercisable	Weighted Average Exercise Price for Shares Exercisable	Intrinsic Value

$5.34	40,000	2.75	$5.34	40,000	$5.34	$-
$4.85	123,500	2.75	$4.85	123,500	$4.85	$-

8.	COMMITMENTS AND CONTIGENCIES

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

Rambam Agreement

On December 9, 2020, the Company entered into a License Agreement (the “License Agreement”) with Rambam Med-Tech Ltd. (“Rambam”), Haifa, Israel, to develop the RAMBAM Closed System Transfer Device (“CTSD”) and such other products as the parties agree to develop/commercialize. The Company will license from Rambam the full technology, IP, and title to CTSD in the field, with an Initial license fee of $50,000 and running royalties on net sales. The $50,000 license fee was paid by a third party at the direction of the Company in February 2021, at which time the agreement became effective. As of April 30, 2022, the development of the RAMBAM CSTD Device has been suspended until further notice as preliminary reviews and market research found the product was not commercially viable in its current form.

The Company had entered into a prior agreement, dated November 13, 2020, with BPM Inno Ltd., Kiryat, Israel (“BPM”), that, in consideration of BPM’s introduction of Rambam to the Company, provided for BPM to have the rights as the exclusive of agent of the Company with Rambam and any other parties similarly introduced by BPM, and for a commission payable to BPM by the Company of 4.5% of revenues received by the Company resulting from the introduction of Rambam (and any other companies as to which the exclusive agency of BPM was in effect), and for BPM’s payment of a royalty to Rambam. If the Company fails to commercialize the medical products subject to the License Agreement with Rambam within 36 months, under the November 13, 2020 agreement, BPM and the Company would share 50/50 in the revenues generated from sales of the licensed products from Rambam. This agreement further provides that it will be effective for a period of 10 years, with either party having the right to terminate on notice given 30 days prior to the desired termination, and also provided for certain territorial distribution rights of BPM as are set forth in the March 10, 2021 Distribution Agreement between the Company and BPM. As of April 30, 2022, no revenues have been earned and royalties have been accrued.

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

The estimated cost to complete the feasibility Workplan is approximately $1.7 million and the timing to complete will be between eight to twelve months. Nutriband made an advance deposit of $250,000 in January 2022, to be applied against the final invoice. The Workplan has commenced in February 2022, and the parties believe the Workplan will be completed in the time estimated in the agreement. As of April 30, 2022, the Company has incurred expenses of $36,000 and the deposit of $250,000 is included in prepaid expenses.

Lease Agreement

On February 1, 2022, Pocono Pharmaceuticals entered into a lease agreement with Geometric Group, LLC for 12,000 square feet of warehouse space currently occupied by Active Intelligence. The monthly rental is $3,000 and the lease expires on January 31, 2025. The lease can be extended for an additional three years at the same monthly rental. The Company recorded a Right of Use asset in the amount of $94,134 in connection with the valuation using an incremental borrowing rate of 9%. During the three months ended April 30, 2022, the Company paid $9,000 and recorded rent expense of $7,844. As of April 30, 2022, the operating lease liability was $87,235, of which $65,569 is long-term, which represents the operating liability less interest of $11,765.

9.	SEGMENT REPORTING

	Three Months Ended April 30,2022
	Transdermal Patches	Contract Services	Total

Revenue	$401,990	$75,932	$477,922
Gross Profit	198,059	2,427	200,486
Gross Profit %	49%	3%	42%

	Three Months Ended April 30,2021
	Transdermal Patches	Contract Services	Total

Revenue	$327,512	$105,976	$433,488
Gross Profit	216,800	20,998	237,878
Gross Profit %	66%	19%	55%

10.	SUBSEQUENT EVENTS

Subsequent to April 30, 2022, the Company purchased 944 shares of its common stock for $3,746 and recorded the transaction as Treasury Stock. On May 10, 2022, the Company issued 24,500 shares to management, directors and employees from the treasury shares. The issuance of the shares was recorded as compensation and the fair value at the date of issuance was $93,100.

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

On October 5, 2021, the Company, having been approved for the listing of its common stock on The Nasdaq Capital Market effective October 1, 2021, consummated a public offering (the “IPO”) of units (the “Units”), of common stock and warrants that were offered in the IPO on The Nasdaq Capital Market, which included 1,056,000 (each a “Unit”), each Unit consisting of one share of common stock, par value $0.001 per share, and one warrant (each a “Warrant”) at a price of $6.25 per Unit. Each Warrant is immediately exercisable, will entitle the holder to purchase one share of common stock at an exercise price of $7.50 and will expire five (5) years from the date of issuance. The underwriters’ over-allotment option was exercised for 158,400 warrants to purchase shares of common stock bringing to total net proceeds to the Company from the IPO to $5,836,230. The shares of common stock and Warrants are separately transferred immediately upon issuance. As of April 30, 2022, 392,396 Warrants issued in the IPO have been exercised, with net proceeds to the Company of $2,942,970.

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

Results of Operations

Three Months Ended April 30, 2022 and 2021

For the three months ended April 30, 2022, we generated revenue of $477,922 and our costs of revenue were $277,436, resulting in a gross margin of $200,486. For the three months ended April 30, 2021, we generated revenue of $433,488 and our costs of revenue were $195,610, resulting in a gross margin of $237,878. Our revenue for April 30, 2022 was derived from sales of $401,990 from our Pocono Pharmaceutical segment and $75,992 from contract services from our 4P Therapeutics segment. The increase in revenue from the Pocono Pharmaceutical segment is primarily due to an increase in demand which has continued in the subsequent quarter. Since we do not have the funds for development of our lead product, the 4P Therapeutics fixed costs are allocated to the contract services that we perform for clients. Our cost of revenue for our contract research and development services represents our labor cost plus a modest amount of material costs which we passed on to the client. The Company moved from the 4P facilities, and many of the prior costs relating to the facility were not incurred.

For the three months ended April 30, 2022, our selling, general and administrative expenses were $768,551 primarily legal, accounting and administrative salaries compared to $551,942 for the three months ended April 30, 2021.The increase from 2021 is primarily attributable to increases in administrative salaries of $148,000 and other overhead costs including professional fees and travel.

During the three months ended April 30, 2022, the Company incurred research and development expenses of its Aversa product of $117,814, primarily of salaries and development costs from Kindeva.

We incurred interest expense of $4,110 for the three months ended April 30, 2022, as compared to $40,869 for the three months ended April 30, 2021. Interest expense for 2021 was primarily attributable to the amortization of debt discounts.

As a result of the foregoing, we sustained a net loss of $689,989 or $(0.09) per share (basic and diluted) for the three months ended April 30, 2022, compared with a loss of $315,957, or $(0.05) per share (basic and diluted) for the three months ended April 30, 2021.

Liquidity and Capital Resources

As of April 30, 2022, we had $4,010,644 in cash and cash equivalents and working capital of $3,918,855, as compared with cash and cash equivalents of $4,898,868 and working capital of $4,686,112 as of January 31, 2022. The Company received proceeds of approximately $8.5 million from the completion of its public offering, exercise of warrants and the sale of common stock during the year ended January 31, 2022.

For the three months ended April 30, 2022, we used cash of $744,257 in our operations. The principal adjustments to our net loss of $689,989 were depreciation and amortization of $77,475, offset by changes in operating assets and liabilities of $146,728.

For the three months ended April 30, 2022, we used cash in investing activities of $43,803 primarily for the purchase of equipment.

For the three months ended April 30, 2022, we used cash in financing activities of $93,164 primarily from the purchase of treasury stock of $89,196.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Going Concern Assessment

Management assesses liquidity and going concern uncertainty in the Company’s condensed consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period.

As of April 30, 2022, we had cash and cash equivalents of $4,010,644 and working capital of $3,918,885. For the three months ended April 30, 2022, the Company incurred an operating loss of $689,989 and used cash flow from operations of $744,257. The Company has generated operating losses since its inception and has relied on sales of securities and issuance of third-party and related party debt to support cash flow from operations. In October 2021, the Company consummated a public offering and received net proceeds of $5,836,230. The Company also received $2,942,970 proceeds from the exercise of warrants.

Management has prepared estimates of operations for fiscal year 2022 and 2023 believes that sufficient funds will be generated from operations to fund its operations for one year from the date of the filing of these condensed consolidated financial statements, which indicates improved operations and the Company’s ability to continue operations as a going concern. The impact of COVID-19 on the Company’s business has been considered in these assumptions; however, it is too early to know the full impact of COVD-19 or its timing on a return to more normal operations.

Management believes the substantial doubt about the ability of the Company to continue as a going concern is alleviated by the above assessment.

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

Accounts receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-applicable accounts. For the three months ended April 30, 2022 and 2021, the Company recorded no bad debt expense for doubtful accounts related to account receivable.

Inventories

Inventories are valued at the lower of cost and reasonable value determined using the first-in, first-out (FIFO) method. Net realized value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The cost of finished goods and work in process is comprised of material costs, direct labor costs and other direct costs and related production overheads (based on normal operating capacity). As of April 30, 2022 and January 31, 2022, 100% of the inventory consists of raw materials.

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. In connection with the Company’s acquisition of 4P Therapeutics LLC in 2018, the Company recorded Goodwill of $1,719,235. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. During the year ended January 31, 2022, the Company recorded an impairment charge of $2,180,836 reducing the Active Intelligence LLC Goodwill to $3,629,813. As of April 30, 2022 and January 31, 2022, Goodwill amounted to $5,349,039.

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of April 30, 2022, and 2021, there were 1,394,032 and 141,830 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

Research and Development Expenses

Research and development costs are expensed as incurred.

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

ITEM 1A. RISK FACTORS

You should carefully consider the key risks described below together with all of the other information included in this report and our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 28, 2022, before making an investment decision with regard to our securities. The risks set forth below and in our Form 10-K are not the only risks facing us. Additional risks and uncertainties may exist that could also adversely affect our business, prospects or operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or a significant part of your investment.

Because we are an early-stage company with minimal revenue and a history of losses and we expect to continue to incur losses for the foreseeable future, we cannot assure you that we can or will be able to operate profitably.

We did not generate any revenue prior to the quarter ended October 31, 2018 and, since then, we have reported only modest revenue from our pharmaceutical transdermal patch business. We are subject to the risks common to start-up, pre-revenue enterprises, including, among other factors, undercapitalization, cash shortages, limitations with respect to personnel, financial and other resources and lack of revenues. Drug development companies typically incur substantial losses during the product development and FDA testing phase of the business and do not generate revenues until after the drug has received FDA approval, which cannot be assured, and until the company has started to sell the product. We can give no assurance that we can or will ever be successful in achieving profitability and the likelihood of our success must be considered in light of our early stage of operations. We cannot assure you that we will be able to operate profitably or generate positive cash flow. If we cannot achieve profitability, we may be forced to cease operations and you may suffer a total loss of your investment.

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

A number of factors, including, but not limited to the following, may affect our ability to develop our business and operate profitably:

●	our ability to obtain necessary funding to develop our proposed products;

●	the success of clinical trials for our products;

●	our ability to obtain FDA approval for us to market any proposed product in our pipeline in the United States;

●	any delays in regulatory review and approval of product in development;

●	if we obtain FDA approval to market our product, our ability to establish manufacturing and distribution operations or entering into manufacturing and distribution agreements with qualified third parties;

●	market acceptance of our products;

●	our ability to establish an effective sales and marketing infrastructure;

●	our ability to protect our intellectual property;

●	competition from existing products or new products that may emerge;

●	the ability to commercialize our products;

●	potential product liability claims and adverse events;

●	our ability to adequately support future growth; and

●	our ability to attract and retain key personnel to manage our business effectively.

Our business is impacted by the following additional key risks:

●	Our business could be adversely affected by the effects of health pandemics or epidemics, including the recent outbreak of COVID-19, which was declared by the World Health Organization as a global pandemic, and is resulting in travel and other restrictions to reduce the spread of the disease, including state and local orders across the country, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. The effects of these orders, government-imposed quarantines and measures we would take, such as work-from-home policies, may negatively impact productivity, disrupt our business and could delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition. Further, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which could disrupt our supply chain.

●	The FDA regulatory process may take longer and be more expensive than we anticipate without any assurance that we will obtain FDA approval.

●	If we are not able to obtain FDA approval for our lead product, we may not have the resources to develop any other product, and we may not be able to continue in business.

●	We may not be able to launch any products for which we receive FDA marketing approval.

●	We may not be able to establish a distribution network for the marketing and sale of any products for which we receive FDA approval.

●	We may not be able to establish manufacturing facilities in compliance with FDA good manufacturing practices or to enter into manufacturing agreements for the manufacture of our products in an FDA approved manufacturing facility.

●	It may be necessary to us to enter into a joint venture or other strategic relationship in order to develop, perform clinical testing for, manufacture or market any of our proposed products. We may not be able to enter into such a relationship, and any relationship may not be successful, and the other party may have business interests and priorities that are different from ours.

●	We are party to a settlement agreement with the SEC resulting from statements in our SEC filings that did not accurately reflect the FDA’s jurisdiction over our consumer products and did not disclose that we could not legally market these products in the United States. The settlement included a cease-and-desist order against violating the provisions of the Securities Exchange Act which require us to file accurate registration statements and annual reports with the SEC. Our failure to comply with our obligations under the settlement agreement could result in enforcement proceedings against us or our officers.

●	We may not be able to protect our rights in our intellectual property, and we may be subject to intellectual property litigation which would be expensive and disruptive of our operations even if we eventually prevail on the merits.

●	Unanticipated side effects or other adverse events resulting from the use of our product could require a recall of our products and, even if no recall is required, our reputation could be impaired by side effects.

●	We may not be able to evaluate potential acquisition candidates, with the result that we may not be able to benefit from the acquisition or integrate the acquired business with our business. We have recently incurred an impairment charge as a result of an acquisition when the intellectual property assets of the acquired company were not as represented. We cannot assure you that we will not incur similar or other problems with any future acquisitions.

●	We may fail to comply with all applicable laws and regulations relating to our product. We may have to change or adapt our operations in the event of changes in national, regional and local government regulations, taxation, controls and political and economic developments that affect our products and the market for our products;

●	We may be unable to accurately estimate anticipated expenses, capital requirements and needs for additional financing;

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Date	Title and Amount (1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
May 10, 2022	1,000 shares of common stock	Radu Bujoreanu, Director	NA	$3,800/NA
May 10, 2022	1,000 shares of common stock	Stefani Mancas, Director	NA	$3,800/NA
May 10, 2022	1,000 shares of common stock	Irina Gram, Director	NA	$3,800/NA
May 10, 2022	1,000 shares of common stock	Consultant	NA	$3,800/NA
May 10, 2022	1,000 shares of common stock	Mark Hamilton, Director	NA	$3,800/NA
May 10, 2022	1,000 shares of common stock	Michael Meyer	NA	$3,800/NA
May 10, 2022	10,000 shares of common stock	Gareth Sheridan, CEO	NA	$38,000/NA
May 10, 2022	500 shares of common stock	Employee	NA	$1,900/NA
May 10, 2022	500 shares of common stock	Employee	NA	$1,900/NA
May 10, 2022	500 shares of common stock	Employee	NA	$1,900/NA
May 10, 2022	500 shares of common stock	Employee	NA	$1,900/NA
May 10, 2022	500 shares of common stock	Employee	NA	$1,900/NA
May 10, 2022	1,000 shares of common stock	Consultant	NA	$3,800/NA
May 10, 2022	5,000 shares of common stock	Consultant	NA	$19,000

Issuer Purchases of Equity Securities

The following table sets forth purchases in the market by the Company of shares of its common stock in its fiscal quarter ended April 30, 2022. In March 2022, the Company purchased 23,002 shares of its common stock for $89,186 and recorded the purchase as Treasury Stock as of April 30, 2022.

Period	(a) Total number of shares of common stock purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans of programs	(d) Maximum number (or approximate dollar value) of shares that may yet to be purchased under the plans or programs
March 2022	23,002	$3.877	23,002	$806,000

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits
31.1	Section 302 Certificate of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certificate of Chief Executive Officer and Principal Financial Officer.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRIBAND INC.

May 31, 2022	By:	/s/ Gareth Sheridan
Gareth Sheridan,
Chief Executive Officer
(Principal Executive Officer)

May 31, 2022	By:	/s/ Gerald Goodman
Gerald Goodman,
Chief Financial Officer
(Principal Financial and Accounting Officer)