Form 10-Q
period 2022-07-31
NutriBand Inc.
filed 2022-09-08
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, was 7,803,263 shares as of September 7, 2022.

NUTRIBAND INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the three and six months ended July 31, 2022 and 2021 are not necessarily indicative of the results for the entire fiscal year or for any other period.

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
	2022	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,344,558	$4,891,868
Accounts receivable	146,557	71,380
Inventory	161,830	131,648
Prepaid expenses	461,011	370,472
Total Current Assets	4,113,956	5,465,368

PROPERTY & EQUIPMENT-net	978,863	979,297

OTHER ASSETS:
Goodwill	5,349,039	5,349,039
Operating lease right of use asset	83,210	19,043
Intangible assets-net	862,004	926,913

TOTAL ASSETS	$11,387,072	$12,739,660

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$620,861	$639,539
Deferred revenue	145,914	106,267
Operating lease liability-current portion	19,526	19,331
Notes payable-current portion	17,623	14,119
Total Current Liabilities	803,924	779,256

LONG-TERM LIABILITIES:
Note payable-net of current portion	115,749	101,119
Operating lease liability-net of current portion	65,569	-
Total Liabilities	985,242	880,375

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 291,666,666 shares authorized; 7,843,146 shares issued at July 31, 2022 and 9,187,659 issued at January 31, 2022, 7,803,263 and 9,154,846 shares outstanding as of July 31,2022 and January 31, 2022, respectively	7,803	9,155
Additional paid-in-capital	30,264,359	29,966,132
Accumulated other comprehensive loss	(304)	(304)
Treasury stock, 39,883 and 32,813 shares at cost, respectively	(130,133)	(104,467)
Accumulated deficit	(19,739,895)	(18,011,231)
Total Stockholders’ Equity	10,401,830	11,859,285

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,387,072	$12,739,660

NUTRIBAND INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2022	2021	2022	2021

Revenue	$456,149	$213,739	$934,071	$647,227

Costs and expenses:
Cost of revenues	304,353	214,455	581,789	409,606
Research and development expenses	277,869	-	395,683	-
Selling, general and administrative expenses	908,173	481,526	1,676,724	1,034,827
Total Costs and Expenses	1,490,395	695,981	2,654,196	1,444,433

Loss from operations	(1,034,246)	(482,242)	(1,720,125)	(797,206)

Other income (expense):
Gain on extinguishment of debt	-	3,338	-	43,214
Interest expense	(4,429)	(41,019)	(8,539)	(81,888)
Total other income (expense)	(4,429)	(37,681)	(8,539)	(38,674)

Loss before provision for income taxes	(1,038,675)	(519,923)	(1,728,664)	(835,880)

Provision for income taxes	-	-	-	-

Net loss	$(1,038,675)	$(519,923)	$(1,728,664)	$(835,880)

Net loss per share of common stock-basic and diluted	$(0.12)	$(0.07)	$(0.20)	$(0.11)

Weighted average shares of common stock outstanding- basic and diluted	8,409,141	7,415,647	8,779,933	7,400,355

Other Comprehensive Loss:

Net loss	$(1,038,675)	$(519,923)	$(1,728,664)	$(835,880)

Foreign currency translation adjustment	-	-	-	-

Total Comprehensive Loss	$(1,038,675)	$(519,923)	$(1,728,664)	$(835,880)

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended July 31, 2022
		Common Stock			Accumulated
		Number of		Additional Paid In	Other Comprehensive	Accumulated	Subscription	Treasury
	Total	shares	Amount	Capital	Income(Loss)	Deficit	Payable	Stock
Balance, February 1, 2022	$11,859,285	9,154,846	$9,155	$29,966,132	$(304)	$(18,011,231)	$-	$(104,467)

Exercise of warrants	296,875	55,417	$56	$296,819	-	-	-	-

Common stock returned in settlement	-	(1,400,000)	$(1,400)	$1,400	-	-	-	-

Treasury stock issued for services	93,100	28,583	$28	$(28)	-	-	-	93,100

Treasury stock repurchased	(118,766)	(35,583)	(36)	36	-	-	-	(118,766)

Net loss for the six months ended July 31, 2022	(1,728,664)	-	-	-	-	(1,728,664)	-	-

Balance, July 31, 2022	$10,401,830	7,803,263	$7,803	$30,264,359	$(304)	$(19,739,895)	$-	$(130,133)

Six Months Ended July 31, 2021

		Common Stock			Accumulated
		Number of		Additional Paid In	Other Comprehensive	Accumulated	Subscription	Treasury
	Total	shares	Amount	Capital	Income(Loss)	Deficit	Payable	Stock
Balance, February 1, 2021	$7,111,946	7,299,567	$7,300	$18,870,055	$(304)	$(11,835,105)	$70,000	$-

Common stock issued for proceeds and in payment for license	640,000	94,962	95	699,905	-	-	(60,000)	-

Common stock issued for services	400,000	21,119	21	409,979	-	-	(10,000)	-

Net loss for the six months ended July 31, 2021	(835,880)	-	-	-	-	(835,880)	-	-

Balance, July 31, 2021	$7,316,066	7,415,648	$7,416	$19,979,939	$(304)	$(12,670,985)	$-	$-

Three Months Ended July 31, 2022

		Common Stock			Accumulated
		Number of		Additional Paid In	Other Comprehensive	Accumulated	Subscription	Treasury
	Total	shares	Amount	Capital	Income(Loss)	Deficit	Payable	Stock
Balance, May 1, 2022	$11,080,110	9,128,010	$9,128	$29,966,159	$(304)	$(18,701,220)	$-	$(193,653)

Exercise of warrants	296,875	55,417	56	296,819	-	-	-	-

Common stock returned in settlement	-	(1,400,000)	(1,400)	1,400	-	-	-	-

Treasury stock issued for services	93,100	28,583	28	(28)	-	-	-	93,100

Treasury stock repurchased	(29,580)	(8,747)	(9)	9	-	-	-	(29,580)

Net loss for the three months ended July 31, 2022	(1,038,675)	-	-	-	-	(1,038,675)	-	-

Balance, July 31, 2022	$10,401,830	7,803,263	$7,803	$30,264,359	$(304)	$(19,739,895)	$-	$(130,133)

Three Months Ended July 31, 2021
		Common Stock			Accumulated
		Number of		Additional Paid In	Other Comprehensive	Accumulated	Subscription	Treasury
	Total	shares	Amount	Capital	Income(Loss)	Deficit	Payable	Stock
Balance, May 1, 2021	$7,835,989	7,415,648	$7,416	$19,979,939	$(304)	$(12,151,062)	$-	$-

Net loss for the three months ended July 31, 2021	(519,923)	-	-	-	-	(519,923)	-	-

Balance, July 31, 2021	$7,316,066	7,415,648	$7,416	$19,979,939	$(304)	$(12,670,985)	$-	$-

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	July 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,728,664)	$(835,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	156,146	155,822
Amortization of debt discount	-	73,108
Amortization of right of use asset	29,967	-
(Gain) loss on extinguisment of debt	-	(43,214)
Common stock and treasury stock issued for services	93,100	225,000
Changes in operating assets and liabilities:
Accounts receivable	(75,177)	95,582
Prepaid expenses	(90,539)	(41,127)
Inventories	(30,182)	(19,752)
Deferred revenue	39,647	(22,142)
Operating lease liability	(28,370)	-
Accounts payable and accrued expenses	(18,678)	44,659
Net Cash Used In Operating Activities	(1,652,750)	(367,944)

Cash flows from investing activities:
Purchase of equipment	(68,009)	(49,396)
Net Cash Used in Investing Activities	(68,009)	(49,396)

Cash flows from financing activities:
Proceeds from sale of common stock	-	583,000
Proceeds from the exercise of warrants	296,875
Payment on note payable	(4,660)	(1,213)
Payment on finance leases	-	(12,182)
Purchase of treasury stock	(118,766)	-
Net Cash Provided by (used in) Financing Activities	173,449	569,605

Effect of exchange rate on cash	-	-

Net change in cash	(1,547,310)	152,265

Cash and cash equivalents - Beginning of period	4,891,868	151,993

Cash and cash equivalents - End of period	$3,344,558	$304,258

Supplementary information:

Cash paid for:
Interest	$8,539	$4,060

Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common stock returned in settlement	$1,400	$-

Common stock issued for prepaid consulting	$-	$400,000

Non-cash payment for license agreement	$-	$57,000

Common stock issued for subscription payable	$-	$70,000

Adoption of ASC 842 Operating lease asset and liability	$94,134	$-

Promissory note on equipment purchase	$32,843	$-

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Six Months Ended July 31, 2022 and 2021

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

Unaudited Financial Statements

The consolidated balance sheet as of July 31, 2022, and the consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the periods presented have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented have been made. The results of the six months ended July 31, 2022, are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Nutriband’s Annual Report on Form 10-K for the year ended January 31, 2022.

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

The Company’s significant accounting policies are summarized in Note 1 in the Company’s Annual Report on Form 10-K for the year ended January 31, 2022. There were no significant changes to these accounting policies during the six months ended July 31, 2022.

Forward Stock Split

On July 26, 2022, our Board of Directors approved the amendment to our Articles of Incorporation to effect a 7 for 6 forward stock split (the “Stock Split”) of our outstanding common stock. The Company filed the amendment set forth in a Certificate of Change with the Secretary of State of Nevada on August 4, 2022. The 7:6 forward stock split was effective for trading purposes on the Nasdaq Capital Market on August 12, 2022. Each shareholder of record as of the August 15, 2022 record date received one (1) additional share for each six (6) shares held as of the record date. No fractional shares of common stock were issued in connection with the Stock Split. Instead, all shares were rounded up to the next whole share. In connection with the Stock Split, which did not require shareholder approval under the Nevada corporation law, the number of shares of common stock of the Company was increased in the same ratio as the shares of outstanding common stock were increased in the Stock Split, from 250,000,000 authorized shares to 291,666,666 authorized shares.

All share and per share information in these financial statements retroactively reflect the forward stock split.

Going Concern Assessment

Management assesses liquidity and going concern uncertainty in the Company’s condensed financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period.

As of July 31, 2022, we had cash and cash equivalents of $3,344,558 and working capital of $3,310,032. For the six months ended July 31, 2022, the Company incurred an operating loss of $1,720,125 and use cash flow from operations of $1,652,750. The Company has generated operating losses since its inception and has relied on sales of securities and issuance of third-party and related-party debt to support cash flow from operations. In October 2021, the Company consummated a public offering and received net proceeds of $5,836,230. The Company also received to date $3,239,845 proceeds from the exercise of warrants.

Management has prepared estimates of operations for fiscal year 2022 and 2023 believes that sufficient funds will be generated from operations to fund its operations for one year from the date of the filing of these condensed consolidated financial statements, which indicates improved operations and the Company’s ability to continue operations as a going concern. The impact of COVID-19 on the Company’s business has been considered in these assumptions; however, it is too early to know the full impact of COVID-19 or its timing on a return to normal operations.

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

All revenue recognized in the income statement is considered to be revenue from contracts with customers.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by type and by geographical location. See the tables:

	Six Months Ended		Three Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
Revenue by type
Sale of goods	$796,894	$541,251	$394,904	$213,739
Services	137,177	105,976	61,245	-
Total	$934,071	$647,227	$456,149	$213,739

	Six Months Ended		Six Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
Revenue by geographic location:
United States	$934,071	$560,627	$456,149	$213,739
Foreign	-	86,600	-	-
	$934,071	$647,227	$456,149	$213,739

Accounts receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-applicable accounts. For the six months ended July 31, 2022 and 2021, the Company recorded no bad debt expense for doubtful accounts related to account receivable.

Inventories

Inventories are valued at the lower of cost and reasonable value determined using the first-in, first-out (FIFO) method. Net realized value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The cost of finished goods and work in process is comprised of material costs, direct labor costs and other direct costs and related production overheads (based on normal operating capacity). As of July 31, 2022 and January 31, 2022, the inventory consists primarily of raw materials.

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

Lab Equipment	5-10 years
Furniture and fixtures	3 years
Machinery and equipment	10-20 years.

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. In connection with the Company’s acquisition of 4P Therapeutics LLC in 2018, the Company recorded Goodwill of $1,719,235. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. During the year ended January 31, 2022, the Company recorded an impairment charge of $2,180,836 reducing the Active Intelligence LLC Goodwill to $3,629,813. As of July 31, 2022 and January 31, 2022, Goodwill amounted to $5,349,039.

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of July 31, 2022, and 2021, there were 1,570,954 and 165,468 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

3.	PROPERTY AND EQUIPMENT

	July 31, 2022	January 31, 2022
Lab equipment	$144,585	$144,585
Machinery and equipment	1,229,333	1,138,530
Furniture and fixtures	19,643	19,643
	1,393,561	1,302,758
Less: Accumulated depreciation	(414,698)	(323,461)
Net Property and Equipment	$978,863	$979,297

Depreciation expense amounted to $91,237 and $90,913 for the six months ended July 31, 2022 and 2021, respectively. During the six months ended July 31, 2022 and 2021, depreciation expense of $69,845 and $54,132, respectively, have been allocated to cost of goods sold.

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

Active Intelligence, the Company’s newly acquired subsidiary, entered into an agreement with the Carolina Small Business Development Fund for a line of credit of $160,000 due October 16, 2029, with interest of 5% per year. The amount assumed was $139,184. The loan requires monthly payments of principal and interest of $1,697. During the year ended January 31, 2022, principal and interest payments of $8,344 were forgiven under the Cares Act. The amount, $8,344, has been recorded as a gain on the forgiveness of debt. During the six months ended July 31, 2022, the Company made $3,647 of principal payments. As of July 31, 2022, the amount due was $107,961, of which $10,370 is current.

On April 3, 2022, the Company entered into a retail installment agreement for the purchase of an automobile. The contract price was $32,274, of which $22,795 was financed. The agreement is for five years bearing interest at 2.95% per annum with payments of $495 per month. The loan is secured by automobile. As of July 31, 2022, the amount due was $21,759 of which $4,325 is current.

Finance Leases

Pocono had two finance leases secured by equipment. The leases mature in 2025 and 2026. The incremental borrowing rate is 5.0%. The amount due on the leases was $121,544, all of which was paid during the year ended January 2022.

Related Party Payable

On August 31, 2020, in connection with the Company’s acquisition of Pocono Products LLC, the Company issued to Pocono Coated Products LLC a promissory note, net of debt discount, in the amount of $1,332,893 with interest accruing at an annual rate of 0.17%, due on August 28, 2021, or immediately following the earlier of a capital raise of no less than $4,000,000 and/or a public offering of no less than $4,000,000. The members of Pocono Coated Products LLC, which include Mike Myer who is a related party, are shareholders of the Company. During the three months ended April 30, 2021, the Company recorded amortization of debt discount of $36,554. In October 2021, the note in the amount of $1,500,000 was paid in full.

Interest expense for the six months ended July 31, 2022, was $8,539. Interest expense for the six months ended July 31, 2021, was $81,888 including the amortization of debt discount of $73,108 and interest expense of $8,780.

4.	INTANGIBLE ASSETS

As of July 31, 2022 and January 31, 2022, intangible assets consisted of intellectual property and trademarks, customer base, and license agreement, net of amortization, as follows:

	July 31, 2022	January 31, 2022
Customer base	$314,100	$314,100
License agreement	50,000	50,000
Intellectual property and trademarks	817,400	817,400

Total	1,181,500	1,181,500

Less: Accumulated amortization	(319,496)	(254,587)

Net Intangible Assets	$862,004	$926,913

In February 2021, the Company acquired an IP license for $50,000, see Note 8- “Rambam Agreement” for further discussion regarding the license agreement. The value of the intangible assets, consisting of intellectual property, license agreement and customer base has been recorded at their fair value by the Company and are being amortized over a period of three to ten years. Amortization expense for the six months ended July 31, 2022, and 2021 was $64,909 and $64,009, respectively.

Year Ended January 31,
2023	$64,867
2024	129,776
2025	113,109
2026	113,109
2027	113,109
2028 and thereafter	328,034
$862,004

5.	RELATED PARTY TRANSACTIONS

a)	In connection with the acquisition of Pocono, the Company recorded various transactions and operations through Pocono Coated Products LLC, of which Mike Myer is a member and a related party. During the year ended January 31, 2022, the Company was advanced $7,862 in finance payments. As of January 31, 2022, the balance due Pocono was paid in full. The Company also issued a note in the amount of $1,500,000 to Pocono Coated Products LLC. In October 2021, the related party note payable was repaid. See Note 3 for further discussion.

b)	In May 2022, the Company issued stock awards to the Company’s CEO and independent members of the Board of Directors. The CEO received 11,667 shares and the four directors received 1,167 shares each. The Company recorded compensation expense of $53,200 in connection with the issuance of the shares.

6.	STOCKHOLDERS’ EQUITY

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

On January 27, 2020, the Company amended its Articles of Incorporation to increase its authorized common shares from 25,000,000 authorized shares to 250,000,000 authorized shares.

On July 26, 2022, the Company effected a 7-for-6 forward stock split pursuant to which each shareholder of record as of the August 15, 2022, record date received one (1) additional share for each six (6) shares held as of the record date.

On August 4, 2022, the Company amended its Articles of Incorporation to increase its authorized common shares from 250,000,000 authorized shares to 291,666,666 authorized shares.

Activity during the Six Months Ended July 31, 2022

(a)	In March and May 2022, the Company purchased 35,583 shares of its common stock for $118,766 and recorded the purchase as Treasury Stock. In May 2022, the Company issued 28,583 shares of stock awards to management, directors and employees from the treasury shares and recorded the fair value of the compensation expense of $93,100. As of July 31, 2022, the Company holds 39,811 of its shares comprising the $130,133 of treasury stock.

(b)	On July 29, 2022, the Company received proceeds of $296,875 from the exercise of warrants and issued 55,417 shares of common stock.

(c)	In July 2022, the Company cancelled 1,400,000 shares received in connection with the settlement of a lawsuit. See Note 9 for further information.

Activity during the Six Months Ended July 31, 2021

(a)	On February 25, 2021, in connection with the Company’s License Agreement with Rambam, pursuant to a Stock Purchase Agreement with BPM Inno Ltd (“BPM”), the Company issued 94,962 shares of common stock to BPM and received proceeds of $700,000 to be applied to product development expenses under the License Agreement. The Company entered into the Stock Purchase Agreement with BPM in December 2020 and received a payment of $60,000 which is included in Stockholders’ Equity as Subscription Payable in the Company’s consolidated balance sheet as of January 31, 2021. In February 2021, BPM advanced a payment for the Company to Rambam in the amount of $57,000 for the license fee. The balance of the funds of $583,000 was received in February 2021. On February 15, 2021, the Company issued 14,583 shares of common stock, valued at $350,000, for consulting fees in connection with the Rambam License Agreement discussed in Note 8.

(b)	On February 25, 2021, the Company issued 6,536 shares of common stock, valued at $60,000, for consulting services pursuant to a consultant agreement commencing December 1, 2020. The Company has reflected $10,000 representing 1,090 shares as Subscription Payable in the Stockholders’ Equity in the Company’s consolidated balance sheet as of January 31, 2021.

7.	OPTIONS and WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company’s common stock issued to management (87,500 warrants were issued to the Chief Financial Officer) and non-employees of the Company during the year ended January 31, 2022.

	Shares	Exercise Price	Remaining Life	Intrinsic Value
Outstanding, January 31, 2021	165,466	$11.99	2.16 years	$-

Granted	1,770,068	6.19	4.70 years	-

Expired/Cancelled	-	-	-	-

Exercised	(499,912)	6.43	-	-

Outstanding, January 31, 2022	1,435,622	6.91	3.93 years	-

Granted	-	-	-	-

Expired/Cancelled	-	-	-	-

Exercised	(55,417)	5.36	-	-

Outstanding- July 31, 2022	1,380,205	$6.34	3.56 years	$-

Exercisable - July 31, 2022	1,380,205	$6.34	3.56 years	$-

The following table summarizes additional information relating to the warrants outstanding as of July 31, 2022:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(Years)	Weighted Average Exercise Price for Shares Outstanding	Number Exercisable	Weighted Average Exercise Price for Shares Exercisable	Intrinsic Value

$5.36	97,534	0.25	$5.36	97,534	$5.36	$-
$12.00	54,633	0.75	$12.00	54,633	$12.00	$-
$6.43	1,082,205	4.18	$6.43	1,082,205	$6.43	$-
$4.20	145,833	2.23	$4.20	145,833	$4.20	$-

Options

The following table summarizes the changes in options outstanding and the related price of the shares of the Company’s common stock issued to employees of the Company.

	Shares	Exercise Price	Remaining Life	Intrinsic Value
Outstanding, January 31, 2021	-	$-	-	-

Granted	190,751	4.26	2.97 years	-

Expired/Cancelled	-	-	-	-

Exercised	-	-	-	-

Outstanding, January 31, 2022	190,751	-	-	-

Granted	-	-	-	-

Expired/Cancelled	-	-	-	-

Exercised	-	-	-	-

Outstanding- July 31, 2022	190,751	$4.26	2.48 years	$-

Exercisable - July 31, 2022	190,751	$4.26	2.48 years	$-

The following table summarizes additional information relating to the options outstanding as of July 31, 2022:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(Years)	Weighted Average Exercise Price for Shares Outstanding	Number Exercisable	Weighted Average Exercise Price for Shares Exercisable	Intrinsic Value

$4.58	46,666	2.48	$4.58	46,666	$4.58	$-
$4.16	144,085	2.48	$4.16	144,085	$4.16	$-

8.	SEGMENT REPORTING

	Six Months Ended			Three Months Ended
	July 31, 2022			July 31, 2022
	Transdermal	Contract		Transdermal	Contract
	Patches	Services	Total	Patches	Services	Total

Revenue	$796,894	$137,177	$934,071	$394,904	$61,245	$456,149
Gross profit	364,112	(11,830)	352,282	166,053	(14,257)	151,796
Gross profit %	46%	(9)%	37%	42%	23%	33%

	Six Months Ended			Three Months Ended
	July 31, 2021			July 31, 2021

Revenue	$541,251	$105,976	$647,227	$213,739	$-	$213,739
Gross profit	273,073	(35,452)	237,621	55,675	(56,391)	(716)
Gross profit %	50%	(33)%	37%	26%	(0)%	(0)%

9.	COMMITMENTS AND CONTIGENCIES

Legal Proceedings

Following a three-day trial, on July 20, 2022, the Orange County Circuit Court entered a Final Judgment in favor of Nutriband for breach of contract, replevin and rescission to rescind in the May 22, 2017 Share Exchange Agreement involving Nutriband, Advanced Health Brands Inc., and TD Therapeutics Inc. The Court directed the return and cancellation of the 1,400,000 Nutriband shares (adjusted for the 1-for-4 reverse stock split effective Jue 23, 2019 and the 7-for-6 forward stock split effective August 15, 2022) previously issued to Raymond Kalmar, Paul Murphy, Michelle Polly-Murphy and John Baker.

Thereafter, by Settlement Agreement and Release dated August 19, 2022, all parties agreed that the above-referenced Final Judgment in favor of Nutriband is binding and enforceable, no appeal would be taken, related Ohio and New York lawsuits were dismissed and all of the original Nutriband share certificates issued to Raymond Kalmar, Paul Murphy, Michelle Polly-Murphy and John Baker were returned to Nutriband.

Employment Agreements

The Company entered into a three-year employment agreement with Gareth Sheridan, our CEO, and Serguei Melnik, our President, effective February 1, 2022. The agreement also provides that the executives will continue as a director. The agreement provides for an initial term, commencing on the effective date of the agreement and ending on January 31, 2025, and continuing on a year-to-year basis thereafter unless terminated by either party on not less than 30 days’ notice given prior to the expiration of the initial term or any one-year extension. For their services to the Company during the term of the agreement, Mr. Sheridan and Mr. Melnik will receive an annual salary of $250,000 per annum, commencing on the effective date of the agreement. Mr. Sheridan and Mr. Melnik will also receive a performance bonus of 3.5% of net income before income taxes.

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

Rambam Agreement

On December 9, 2020, the Company entered into a License Agreement (the “License Agreement”) with Rambam Med-Tech Ltd. (“Rambam”), Haifa, Israel, to develop the RAMBAM Closed System Transfer Device (“CTSD”) and such other products as the parties agree to develop/commercialize. The Company will license from Rambam the full technology, IP, and title to CTSD in the field, with an Initial license fee of $50,000 and running royalties on net sales. The $50,000 license fee was paid by a third party at the direction of the Company in February 2021, at which time the agreement became effective. As of July 31, 2022, the development of the RAMBAM CSTD Device has been suspended until further notice as preliminary reviews and market research found the product was not commercially viable in its current form.

The Company had entered into a prior agreement, dated November 13, 2020, with BPM Inno Ltd., Kiryat, Israel (“BPM”), that, in consideration of BPM’s introduction of Rambam to the Company, provided for BPM to have the rights as the exclusive of agent of the Company with Rambam and any other parties similarly introduced by BPM, and for a commission payable to BPM by the Company of 4.5% of revenues received by the Company resulting from the introduction of Rambam (and any other companies as to which the exclusive agency of BPM was in effect), and for BPM’s payment of a royalty to Rambam. If the Company fails to commercialize the medical products subject to the License Agreement with Rambam within 36 months, under the November 13, 2020 agreement, BPM and the Company would share 50/50 in the revenues generated from sales of the licensed products from Rambam. This agreement further provides that it will be effective for a period of 10 years, with either party having the right to terminate on notice given 30 days prior to the desired termination, and also provided for certain territorial distribution rights of BPM as are set forth in the March 10, 2021 Distribution Agreement between the Company and BPM. As of July 31, 2022, no revenues have been earned and royalties have been accrued.

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

The estimated cost to complete the feasibility Workplan is approximately $1.7 million and the timing to complete will be between eight to twelve months. Nutriband made an advance deposit of $250,000 in January 2022, to be applied against the final invoice. The Workplan has commenced in February 2022, and the parties believe the Workplan will be completed in the time estimated in the agreement. As of July 31, 2022, the Company has incurred expenses of $232,055 and the deposit of $250,000 is included in prepaid expenses.

Lease Agreement

On February 1, 2022, Pocono Pharmaceuticals entered into a lease agreement with Geometric Group, LLC for 12,000 square feet of warehouse space currently occupied by Active Intelligence. The monthly rental is $3,000 and the lease expires on January 31, 2025. The lease can be extended for an additional three years at the same monthly rental. The Company recorded a Right of Use asset in the amount of $94,134 in connection with the valuation.

10.	SUBSEQUENT EVENTS

(a)	On August 2, 2022, pursuant to the Company’s 2021 Employee Stock Option plan, the Company’s Board of Directors approved the issuance of options to management and members of the Board of Directors to purchase an aggregate of 137,083 shares of common stock at exercise prices of $4.09-$4.50 per share.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended January 31, 2022, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

On October 5, 2021, the Company, having been approved for the listing of its common stock on The Nasdaq Capital Market effective October 1, 2021, consummated a public offering (the “IPO”) of units (the “Units”), of common stock and warrants that were offered in the IPO on The Nasdaq Capital Market, which included 1,231,200 (each a “Unit”), each Unit consisting of one share of common stock, par value $0.001 per share, and one warrant (each a “Warrant”) at a price of $5.36 per Unit. Each Warrant is immediately exercisable, will entitle the holder to purchase one share of common stock at an exercise price of $6.43 and will expire five (5) years from the date of issuance. The underwriters’ over-allotment option was exercised for 184,800 warrants to purchase shares of common stock bringing to total net proceeds to the Company from the IPO to $5,836,230. The shares of common stock and Warrants are separately transferred immediately upon issuance. As of_July 31, 2022, 457,795 Warrants issued in the IPO have been exercised, with net proceeds to the Company of $2,942,970.

On November 1, 2021, The Board of Directors adopted the 2021 Employee Stock Option Plan (the “Plan”). The Company has reserved 408,333 shares to issue and sell upon the exercise of stock options issued under the Plan. On November 3, 2021, the Company filed a Registration Statement on Form S-8, to register under the Securities Act of 1933, as amended, the 408,333 shares of common stock reserved for issuance under the Plan. On January 21, 2022, the Board approved options to purchase 190,751 shares of the Company’s common stock issued to executive officers and directors of the Company at a price of $4.16 ($4.58 per share for two of the officers as required by IRS rules).

The Company received a favorable verdict on July 13, 2022 from the Circuit Court, Orange County, Florida, providing for rescission of the Company’s 2017 acquisition of Advanced Health Brands and recovery by the Company of the 1,400,000 shares(adjusted for a 1-for-4 reverse stock split effective June 23, 2019 and the 7-for-six forward stock split effective August 15, 2022) of common stock issued in the acquisition, effectively allowing the Company on July 25, 2022 to cancel 1.4M shares of common stock held by the defendants.

Forward Split of our Common Stock.

On July 26, 2022, our Board of Directors approved the amendment to our Articles of Incorporation to effect a 7 for 6 forward stock split (the “Stock Split”) of our outstanding common stock We filed the amendment set forth in a Certificate of Change with the Secretary of State of Nevada on August 4, 2022. The 7:6 forward split was effective for trading purposes on the Nasdaq Capital Market on August 12, 2022. Each shareholder of record as of the August 15, 2022 record date received one (1) additional share of common stock for each six (6) shares held as of the record date. No fractional shares of common stock were issued in connection with the Stock Split. Instead, all shares were rounded up to the next whole share. In connection with the Stock Split, which did not require shareholder approval under the Nevada corporation law, the number of authorized shares of common stock of the Company was increased in the same ratio as the shares of outstanding common stock were increased in the Stock Split, from 250,000,000 authorized shares to 291, 666,666 authorized shares.

Results of Operations

Three Months Ended July 31, 2022 and 2021

For the three months ended July 31, 2022, we generated revenue of $ 456,149 and our costs of revenue were $304,353 resulting in a gross margin of $151,796. For the three months ended July 31, 2021, we generated revenue of $213,739 and our costs of revenue were $214,455, resulting in a gross loss of $716. Our revenue for July 31, 2022 was derived from sales of $ 394,904 from our Pocono Pharmaceutical segment and $61,245 from contract services from our 4P Therapeutics segment. The increase in revenue from the Pocono Pharmaceutical segment is primarily due to an increase in demand which has continued in the subsequent quarter. Since we do not have the funds for development of our lead product, the 4P Therapeutics fixed costs are allocated to the contract services that we perform for clients. Our cost of revenue for our contract research and development services represents our labor cost plus a modest amount of material costs which we passed on to the client. The Company moved from the 4P facilities, and many of the prior costs relating to the facility were not incurred.

For the three months ended July 31, 2022, our selling, general and administrative expenses were $908,173 primarily legal, accounting and administrative salaries compared to $509,219 for the three months ended July 31, 2021.The increase from 2021 is primarily attributable to increases in administrative salaries of $162,501and other overhead costs including professional fees and travel.

During the three months ended July 31, 2022, the Company incurred research and development expenses of its Aversa product of $ 277,869, primarily of salaries and development costs from Kindeva.

We incurred interest expense of $ 4,429 for the three months ended July 31, 2022, as compared to $41,019 for the three months ended July 31, 2021. Interest expense for 2021 was primarily attributable to the amortization of debt discounts.

As a result of the foregoing, we sustained a net loss of $1,038,675 or $(0.12) per share (basic and diluted) for the three months ended July 31, 2022, compared with a loss of $519,923, or $(0.08) per share (basic and diluted) for the three months ended July 31, 2021.

Six Months Ended July 31, 2022 and 2021

For the six months ended July 31, 2022, we generated revenue of $934,071and our costs of revenue were $581,789 resulting in a gross margin of $352,282. For the six months ended July 31, 2021, we generated revenue of $647,227and our costs of revenue were $409,606, resulting in a gross margin of $237,621. Our revenue for the six months ended July 31, 2022 was derived from sales of $796,894 from our Pocono Pharmaceutical segment and $137,177from contract services from our 4P Therapeutics segment. The increase in revenue from the Pocono Pharmaceutical segment is primarily due to an increase in demand which has continued in the subsequent quarter. Since we do not have the funds for development of our lead product, the 4P Therapeutics’ fixed costs are allocated to the contract services that we perform for clients. Our cost of revenue for our contract research and development services represents our labor cost plus a modest amount of material costs which we passed on to the client. The Company moved from the 4P facilities, and many of the prior costs relating to the facility were not incurred.

For the six months ended July 31, 2022, our selling, general and administrative expenses were $1,676,724 primarily legal, accounting and administrative salaries compared to $1,088,827 for the six months ended July 31, 2021.The increase from 2021 is primarily attributable to increases in administrative salaries of $310,467 and other overhead costs including professional fees and travel.

During the six months ended July 31, 2022, the Company incurred research and development expenses of its Aversa product of $ 395,683, primarily of salaries and development costs from Kindeva.

We incurred interest expense of $8,539 for the six months ended July 31, 2022, as compared to $81,888 for the six months ended July 31, 2021. Interest expense for 2021 was primarily attributable to the amortization of debt discounts.

As a result of the foregoing, we sustained a net loss of $ 1,728,664 or $(0.20) per share (basic and diluted) for the six months ended July 31, 2022, compared with a loss of $835,880, or $(0.11) per share (basic and diluted) for the six months ended July 31, 2021.

Liquidity and Capital Resources

As of July 31, 2022, we had $3,344,558 in cash and cash equivalents and working capital of $3,310,032, as compared with cash and cash equivalents of $4,891,868 and working capital of $4,686,112 as of January 31, 2022. The Company received proceeds of approximately $8.5 million from the completion of its public offering, exercise of warrants and the sale of common stock during the year ended January 31, 2022.

For the Six months ended July 31, 2022, we used cash of $1,652,750 in our operations. The principal adjustments to our net loss of $1,728,664 were depreciation and amortization of $156,146 and common stock issued from services of $93,1000.

For the Six months ended July 31, 2022, we used cash in investing activities of $68,009 primarily for the purchase of equipment.

For the Six months ended July 31, 2022, we provided cash in financing activities of $173,449 primarily from the proceeds of $296,875 from the exercise of warrants, offset from the purchase of treasury stock of $116,766.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Going Concern Assessment

Management assesses liquidity and going concern uncertainty in the Company’s condensed financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period.

As of July 31, 2022, we had cash and cash equivalents of $3,344,558 and working capital of $3,310,032. For the six months ended July 31, 2022, the Company incurred an operating loss of $1,720,125 and use cash flow from operations of $1,652,750. The Company has generated operating losses since its inception and has relied on sales of securities and issuance of third-party and related-party debt to support cash flow from operations. In October 2021, the Company consummated a public offering and received net proceeds of $5,836, 230. The Company also received to date $3,239,845proceeds from the exercise of warrants.

Management has prepared estimates of operations for fiscal year 2022 and 2023 believes that sufficient funds will be generated from operations to fund its operations for one year from the date of the filing of these condensed consolidated financial statements, which indicates improved operations and the Company’s ability to continue operations as a going concern. The impact of COVID-19 on the Company’s business has been considered in these assumptions; however, it is too early to know the full impact of COVID-19 or its timing on a return to normal operations.

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

Accounts receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-applicable accounts. For the Six months ended July 31, 2022 and 2021, the Company recorded no bad debt expense for doubtful accounts related to account receivable.

Inventories

Inventories are valued at the lower of cost and reasonable value determined using the first-in, first-out (FIFO) method. Net realized value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The cost of finished goods and work in process is comprised of material costs, direct labor costs and other direct costs and related production overheads (based on normal operating capacity). As of July 31, 2022 and January 31, 2022, 100% of the inventory consists of raw materials.

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. In connection with the Company’s acquisition of 4P Therapeutics LLC in 2018, the Company recorded Goodwill of $1,719,235. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. During the year ended January 31, 2022, the Company recorded an impairment charge of $2,180,836 reducing the Active Intelligence LLC Goodwill to $3,629,813. As of July 31, 2022 and January 31, 2022, Goodwill amounted to $5,349,039.

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of July 31, 2022, and 2021, there were 1,570,955 and 165,468 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 27, 2018, we commenced an action in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, against Advanced Health Brands, Inc., and certain of its stockholders, together with a Motion for Temporary Injunction Without Notice and a Motion for Prejudgment Writ of Replevin arising from our decision to seek to rescind for misrepresentation the agreement by which we acquired Advanced Health Brands, Inc. for 1,250,000 shares of common stock valued at $2,500,000 and seek return of the shares. Following a three-day trial, on July 20, 2022, the Orange County Circuit Court entered a Final Judgment in favor of Nutriband for breach of contract, replevin and rescission to rescind in the May 22, 2017 Share Exchange Agreement involving Nutriband, Advanced Health Brands Inc., and TD Therapeutics Inc. The Court directed the return and cancellation of the 1,400,000 Nutriband shares (adjusted for the 1-for-4 reverse stock split effective June 23, 2019 and the 7-for-6 forward stock split effective August 15, 2022) previously issued to the Advanced Health Brand stockholders.

Thereafter, by Settlement Agreement and Release dated August 19,2022, all parties agreed that the above-referenced Final Judgment in favor of Nutriband is binding and enforceable, no appeal would be taken, related Ohio and New York lawsuits were dismissed and all of the original Nutriband share certificates issued to Raymond Kalmar, Paul Murphy, Michelle Polly-Murphy and John Baker were returned to Nutriband.

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

NUTRIBAND INC.

September 7, 2022	By:	/s/ Gareth Sheridan
Gareth Sheridan,
Chief Executive Officer
(Principal Executive Officer)

September 7, 2022	By:	/s/ Gerald Goodman
Gerald Goodman,
Chief Financial Officer
(Principal Financial and Accounting Officer)