Form 10-Q
period 2022-10-31
NutriBand Inc.
filed 2022-12-02
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, was 7,833,151 shares as of December 2, 2022.

NUTRIBAND INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the three and nine months ended October 31, 2022 and 2021 are not necessarily indicative of the results for the entire fiscal year or for any other period.

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
	2022	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,816,318	$4,891,868
Accounts receivable	80,455	71,380
Inventory	184,323	131,648
Prepaid expenses	426,105	370,472
Total Current Assets	3,507,201	5,465,368

PROPERTY & EQUIPMENT-net	933,642	979,297

OTHER ASSETS:
Goodwill	5,349,039	5,349,039
Operating lease right of use asset	70,599	19,043
Intangible assets-net	808,718	926,913

TOTAL ASSETS	$10,669,199	$12,739,660

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$535,841	$639,539
Deferred revenue	201,990	106,267
Operating lease liability-current portion	30,586	19,331
Notes payable-current portion	21,335	14,119
Total Current Liabilities	789,752	779,256

LONG-TERM LIABILITIES:
Note payable-net of current portion	105,512	101,119
Operating lease liability-net of current portion	42,369	-
Total Liabilities	937,633	880,375

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 291,666,666 shares authorized; 7,843,146 shares issued at October 31, 2022 and 9,187,659 issued at January 31, 2022, 7,803,263 and 9,154,846 shares outstanding as of October 31,2022 and January 31, 2022, respectively	7,803	9,155
Additional paid-in-capital	30,669,580	29,966,132
Accumulated other comprehensive loss	(304)	(304)
Treasury stock, 39,883 and 32,813 shares at cost, respectively	(130,133)	(104,467)
Accumulated deficit	(20,815,380)	(18,011,231)
Total Stockholders’ Equity	9,731,566	11,859,285

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,669,199	$12,739,660

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2022	2021	2022	2021

Revenue	$618,003	$283,037	$1,552,074	$930,264

Costs and expenses:
Cost of revenues	349,272	207,700	931,061	617,300
Research and development expenses	290,718	161,000	686,401	161,000
Selling, general and administrative expenses	1,049,532	1,452,778	2,726,256	2,487,611
Total Costs and Expenses	1,689,522	1,821,478	4,343,718	3,265,911

Loss from operations	(1,071,519)	(1,538,441)	(2,791,644)	(2,335,647)

Other income (expense):
Gain on extinguishment of debt	-	-	-	43,214
Interest expense	(3,966)	(33,380)	(12,505)	(115,268)
Total other income (expense)	(3,966)	(33,380)	(12,505)	(72,054)

Loss before provision for income taxes	(1,075,485)	(1,571,821)	(2,804,149)	(2,407,701)

Provision for income taxes	-	-	-	-

Net loss	(1,075,485)	(1,571,821)	(2,804,149)	(2,407,701)

Deemed dividend related to warrant round-down	-	(196,589)	-	(196,589)

Net loss attributable to common shareholders	$(1,075,485)	$(1,768,410)	$(2,804,149)	$(2,604,290)

Net loss per share of common stock-basic and diluted	$(0.14)	$(0.23)	$(0.32)	$(0.34)

Weighted average shares of common stock outstanding - basic and diluted	7,803,264	7,589,457	8,659,522	7,684,741

Other Comprehensive Loss:

Net loss	$(1,075,485)	$(1,571,821)	$(2,804,149)	$(2,407,701)

Foreign currency translation adjustment	-	-	-	-

Total Comprehensive Loss	$(1,075,485)	$(1,571,821)	$(2,804,149)	$(2,407,701)

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended October 31, 2022

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Subscription	Treasury
	Total	shares	Amount	Capital	Income(Loss)	Deficit	Payable	Stock
Balance, February 1, 2022	$11,859,285	9,154,846	$9,155	$29,966,132	$(304)	$(18,011,231)	$-	$(104,467)

Exercise of warrants	296,875	55,417	56	296,819	-	-	-	-

Common stock returned in settlement	-	(1,400,000)	(1,400)	1,400	-	-	-	-

Treasury stock issued for services	93,100	28,583	28	(28)	-	-	-	93,100

Treasury stock repurchased	(118,766)	(35,583)	(36)	36	-	-	-	(118,766)

Options issued for services	405,221	-	-	405,221	-	-	-	-

Net loss for the nine months ended October 31, 2022	(2,804,149)	-	-	-	-	(2,804,149)	-	-

Balance, October 31, 2022	$9,731,566	7,803,263	$7,803	$30,669,580	$(304)	$(20,815,380)	$-	$(130,133)

Nine Months Ended October 31, 2021

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Subscription	Treasury
	Total	shares	Amount	Capital	Income(Loss)	Deficit	Payable	Stock
Balance, February 1, 2021	$7,111,946	7,299,567	$7,300	$18,870,055	$(304)	$(11,835,105)	$70,000	$-

Proceeds from sale of common stock and warrants in public offering	5,836,230	1,232,000	1,232	5,834,998	-	-	-	-

Proceeds from exercise of warrants	2,062,500	320,833	321	2,062,179	-	-	-	-

Cashless exercise of warrants	-	17,347	17	(17)	-	-	-	-

Issuance of common stock for notes payable	100,000	20,046	20	99,980	-	-	-	-

Common stock issued for settlement of liabilities	144,000	28,749	29	143,971	-	-	-	-

Warrants issued for services	365,000	-	-	365,000	-	-	-	-

Common stock issued for proceeds and in payment for license	640,000	94,962	95	699,905	-	-	(60,000)	-

Common stock issued for services	466,900	21,119	21	409,979	-	-	56,900	-

Settlement of warrant round down	196,589	-	-	196,589	-	-	-	-

Deemed dividend for warrants	(196,589)	-	-	(196,589)	-	-	-	-

Net loss for the nine months ended October 31, 2021	(2,407,701)	-	-	-	-	(2,407,701)	-	-

Balance, October 31, 2021	$14,318,875	9,034,623	$9,035	$28,486,050	$(304)	$(14,242,806)	$66,900	$-

Three Months Ended October 31, 2022

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Subscription	Treasury
	Total	shares	Amount	Capital	Income(Loss)	Deficit	Payable	Stock
Balance, July 1, 2022	$10,401,830	7,803,263	$7,803	$30,264,359	$(304)	$(19,739,895)	$-	$(130,133)

Options issued for services	405,221	-	-	405,221	-	-	-	-

Net loss for the three months ended October 31, 2022	(1,075,485)	-	-	-	-	(1,075,485)	-	-

Balance, October 31, 2022	$9,731,566	7,803,263	$7,803	$30,669,580	$(304)	$(20,815,380)	$-	$(130,133)

Three Months Ended October 31, 2021

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Subscription	Treasury
	Total	shares	Amount	Capital	Income(Loss)	Deficit	Payable	Stock
Balance, July 1, 2021	$7,316,066	7,415,648	$7,416	$19,979,939	$(304)	$(12,670,985)	$-	$-

Proceeds from sale of common stock and warrants in public offering	5,836,230	1,232,000	1,232	5,834,998	-	-	-	-

Proceeds from exercise of warrants	2,062,500	320,833	321	2,062,179	-	-	-	-

Cashless exercise of warrants	-	17,347	17	(17)	-	-	-	-

Issuance of common stock for notes payable	100,000	20,046	20	99,980	-	-	-	-

Common stock issued for settlement of liabilities	144,000	28,749	29	143,971	-	-	-	-

Warrants issued for services	365,000	-	-	365,000	-	-	-	-

Settlement of warrant round down	196,589	-	-	196,589	-	-	-	-

Deemed dividend for warrants	(196,589)	-	-	(196,589)	-	-	-	-

Subscription payable	66,900	-	-	-	-	-	66,900	-

Net loss for the three months ended October 31, 2021	(1,571,821)	-	-	-	-	(1,571,821)	-	-

Balance, October 31, 2021	$14,318,875	9,034,623	$9,035	$28,486,050	$(304)	$(14,242,806)	$66,900	$-

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	October 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,804,149)	$(2,407,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	255,925	235,380
Amortization of debt discount	-	97,477
Amortization of right of use asset	42,578	-
(Gain) loss on extinguisment of debt	-	(43,214)
Options issued for services	405,221	-
Treasury stock issued for services	93,100	-
Common stock issued for services	-	754,400
Changes in operating assets and liabilities:
Accounts receivable	(9,075)	(37,064)
Prepaid expenses	(55,633)	(114,320)
Inventories	(52,675)	(72,089)
Deferred revenue	95,723	152,736
Operating lease liability	(40,510)	-
Accounts payable and accrued expenses	(103,698)	(142,394)
Net Cash Used In Operating Activities	(2,173,193)	(1,576,789)

Cash flows from investing activities:
Purchase of equipment	(69,281)	(51,388)
Net Cash Used in Investing Activities	(69,281)	(51,388)

Cash flows from financing activities:
Proceeds from sale of common stock	-	583,000
Proceeds from sale of common stock in public offering	-	5,836,230
Proceeds from the exercise of warrants	296,875	2,062,500
Payment on note payable	(11,185)	(4,689)
Payment on related party note payable	-	(1,500,000)
Payment on finance leases	-	(15,513)
Purchase of treasury stock	(118,766)	-
Net Cash Provided by (used in) Financing Activities	166,924	6,961,528

Effect of exchange rate on cash	-	-

Net change in cash	(2,075,550)	5,333,351

Cash and cash equivalents - Beginning of period	4,891,868	151,993

Cash and cash equivalents - End of period	$2,816,318	$5,485,344

Supplementary information:

Cash paid for:
Interest	$12,505	$9,447

Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common stock returned in settlement	$1,400	$-

Common stock issued for settlement of notes payable	$-	$100,000

Common stock issued for prepaid consulting	$-	$400,000

Non-cash payment for license agreement	$-	$57,000

Common stock issued for subscription payable	$-	$70,000

Adoption of ASC 842 Operating lease asset and liability	$94,134	$-

Promissory note on equipment purchase	$32,843	$-

Settlement of liabilities for common stock	$-	$144,000

Deemed dividend in connection with warrant round down	$-	$144,000

Cashless exercise of warrant	$-	$15

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Nine Months Ended October 31, 2022 and 2021

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

Unaudited Financial Statements

The consolidated balance sheet as of October 31, 2022, and the consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the periods presented have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented have been made. The results of the nine months ended October 31, 2022, are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Nutriband’s Annual Report on Form 10-K for the year ended January 31, 2022.

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

The Company’s significant accounting policies are summarized in Note 1 in the Company’s Annual Report on Form 10-K for the year ended January 31, 2022. There were no significant changes to these accounting policies during the nine months ended October 31, 2022.

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

As of October 31, 2022, we had cash and cash equivalents of $2,816,318 and working capital of $2,717,449. For the nine months ended October 31, 2022, the Company incurred an operating loss of $2,791,644 and use cash flow from operations of $2,173,193. The Company has generated operating losses since its inception and has relied on sales of securities and issuance of third-party and related-party debt to support cash flow from operations. In October 2021, the Company consummated a public offering and received net proceeds of $5,836,230. The Company also received to date $3,239,845 proceeds from the exercise of warrants. The Company has used these proceeds to fund operations and will continue to use the funds as needed.

Management has prepared estimates of operations for the next twelve months and believes that sufficient funds will be generated from operations to fund its operations for one year from the date of the filing of these condensed consolidated financial statements, which indicates improved operations and the Company’s ability to continue operations as a going concern. The impact of COVID-19 on the Company’s business has been considered in these assumptions; however, it is too early to know the full impact of COVID-19 or its timing on a return to normal operations.

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

Active Intelligence LLC

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

All revenue recognized in the income statement is considered to be revenue from contracts with customers.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by type and by geographical location. See the tables:

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2022	2021	2022	2021
Revenue by type
Sale of goods	$1,325,127	$724,288	$394,904	$183,037
Services	228,947	205,976	61,245	100,000
Total	$1,554,074	$930,264	$456,149	$283,037

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2022	2021	2022	2021
Revenue by geographic location:
United States	$1,554,074	$843,664	$456,149	$283,037
Foreign	-	86,600	-	-
	$1,554,074	$930,264	$456,149	$283,037

Accounts receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-applicable accounts. For the nine months ended October 31, 2022 and 2021, the Company recorded no bad debt expense for doubtful accounts related to account receivable.

Inventories

Inventories are valued at the lower of cost and reasonable value determined using the first-in, first-out (FIFO) method. Net realized value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The cost of finished goods and work in process is comprised of material costs, direct labor costs and other direct costs and related production overheads (based on normal operating capacity). As of October 31, 2022 and January 31, 2022, 100% of the inventory consists of raw materials.

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. In connection with the Company’s acquisition of 4P Therapeutics LLC in 2018, the Company recorded Goodwill of $1,719,235. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. During the year ended January 31, 2022, the Company recorded an impairment charge of $2,180,836 reducing the Active Intelligence LLC Goodwill to $3,629,813. As of October 31, 2022 and January 31, 2022, Goodwill amounted to $5,349,039.

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of October 31, 2022, and 2021, there were 1,645,506 and 1,572,825 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

The Company applies the guidance for right-of-use accounting for all leases and records the operating lease liabilities on its balance sheet. The Company completed the necessary changes to its accounting policies, processes, disclosure and internal control over financial reporting.

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

3.	PROPERTY AND EQUIPMENT

	October 31,	January 31,
	2022	2022
Lab equipment	$144,585	$144,585
Machinery and equipment	1,230,605	1,138,530
Furniture and fixtures	19,643	19,643
	1,394,833	1,302,758
Less: Accumulated depreciation	(461,191)	(323,461)
Net Property and Equipment	$933,642	$979,297

Depreciation expense amounted to $137,730 and $138,017 for the nine months ended October 31, 2022 and 2021, respectively. During the nine months ended October 31, 2022 and 2021, depreciation expense of $104,767 and $104,132, respectively, have been allocated to cost of goods sold.

4.	NOTES PAYABLE

Notes Payable

On March 21, 2020, the Coronavirus Aid Relief and Economic Security Act (“CARES ACT” was enacted. The CARES ACT established the Paycheck Protection Program (“PPP”) which funds small businesses through federally guaranteed loans. Under the PPP, companies are eligible for forgiveness of principal and interest if the proceeds are used for eligible payroll costs, rent and utility costs. On June 17, 2020, the Company’s subsidiary, 4P Therapeutics, was advanced $34,870 under the PPP, all of which was forgiven as of April 30, 2021. The Company recorded a gain on the extinguishment of debt of $34,870 during the nine months ended July 31, 2021.

In July 2020, a minority shareholder made an additional loan to the Company in the amount of $100,000. The loan is interest-free and due upon demand. In October 2021, the loan was converted into 17,182 common shares of the Company. The shares were issued at fair market value and no gain or loss was recorded for the transaction.

Active Intelligence, the Company’s newly acquired subsidiary, entered into an agreement with the Carolina Small Business Development Fund for a line of credit of $160,000 due October 16, 2029, with interest of 5% per year. The amount assumed was $139,184. The loan requires monthly payments of principal and interest of $1,697. During the year ended January 31, 2022, principal and interest payments of $8,344 were forgiven under the Cares Act. The amount, $8,344, has been recorded as a gain on the forgiveness of debt. During the nine months ended October 31, 2022, the Company made $11,185 of principal payments. As of October 31, 2022, the amount due was $106,158, of which $17,010 is current.

On April 3, 2022, the Company entered into a retail installment agreement for the purchase of an automobile. The contract price was $32,274, of which $22,795 was financed. The agreement is for five years bearing interest at 2.95% per annum with payments of $495 per month. The loan is secured by automobile. As of October 31, 2022, the amount due was $20,599 of which $4,325 is current.

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

Interest expense for the nine months ended October 31, 2022, was $12,505. Interest expense for the three months ended October 31, 2021, was $115,268 including the amortization of debt discount of $97,477 and interest expense of $17,791.

5.	INTANGIBLE ASSETS

As of October 31, 2022 and January 31, 2022, intangible assets consisted of intellectual property and trademarks, customer base, and license agreement, net of amortization, as follows:

	October 31,	January 31,
	2022	2022
Customer base	$314,100	$314,100
License agreement	-	50,000
Intellectual property and trademarks	817,400	817,400

Total	1,131,500	1,181,500

Less: Accumulated amortization	(322,782)	(254,587)

Net Intangible Assets	$808,718	$926,913

In February 2021, the Company acquired an IP license for $50,000, see Note 10- “Rambam Agreement” for further discussion regarding the license agreement. The value of the intangible assets, consisting of intellectual property, license agreement and customer base has been recorded at their fair value by the Company and are being amortized over a period of three to ten years. The Company terminated the license agreement in October 2022. The Company expensed the balance of the agreement of $33,334 during the nine months ended October 31, 2022, which is included in selling, general and administrative expenses. Amortization expense for the nine months ended October 31, 2022, and 2021 was $118,195 and $97,363, respectively.

Year Ended January 31,
2023	$28,277
2024	113,109
2025	113,109
2026	113,109
2027	113,109
2028 and thereafter	328,005
$808,718

6.	RELATED PARTY TRANSACTIONS

a)	In connection with the acquisition of Pocono, the Company recorded various transactions and operations through Pocono Coated Products LLC, of which Mike Myer was a member and a related party. During the year ended January 31, 2022, the Company was advanced $7,862 in finance payments. As of January 31, 2022, the balance due Pocono was paid in full. The Company also issued a note in the amount of $1,500,000 to Pocono Coated Products LLC. In October 2021, the related party note payable was repaid. See Note 4 for further discussion.

b)	In May 2022, the Company issued stock awards to the Company’s CEO and independent members of the Board of Directors. The CEO received 11,667 shares and the four directors received 1,167 shares each. The Company recorded compensation expense of $53,200 in connection with the issuance of the shares.

c)	On August 2, 2022, 137,084 options to purchase shares of the Company’s common stock were issued to executives of the Company at prices of $4.09 and $4.50 per share. The options vest immediately and expire in three years. The fair value of the options issued for services amounted to $329,691 and was expensed during the nine months ended October 31, 2022.

d)	On September 30, 2022, 35,000 options to purchase shares of the Company’s common stock were issued to the independent directors of the Company at a price of $3.59 per share. The options vest immediately and expire in three years. The fair value of the options issued for services amounted to $75,530 and was expensed during the nine months ended October 31, 2022.

7.	STOCKHOLDERS’ EQUITY

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

Activity during the Nine Months Ended October 31, 2022

(a)	In March and May 2022, the Company purchased 35,583 shares of its common stock for $118,766 and recorded the purchase as Treasury Stock. In May 2022, the Company issued 28,583 shares of stock awards to management, directors and employees from the treasury shares and recorded the fair value of the compensation expense of $93,100. As of July 31, 2022, the Company holds 39,811 of its shares comprising the $130,133 of treasury stock.

(b)	On July 29, 2022, the Company received proceeds of $296,875 from the exercise of warrants and issued 55,417 shares of common stock.

(c)	In July 2022, the Company cancelled 1,400,000 shares received in connection with the settlement of a lawsuit. See Note 10 for further information.

Activity during the Nine Months Ended October 31, 2021

(a)	On February 25, 2021, in connection with the Company’s License Agreement with Rambam, pursuant to a Stock Purchase Agreement with BPM Inno Ltd (“BPM”), the Company issued 94,962 shares of common stock to BPM and received proceeds of $700,000 to be applied to product development expenses under the License Agreement. The Company entered into the Stock Purchase Agreement with BPM in December 2020 and received a payment of $60,000 which is included in Stockholders’ Equity as Subscription Payable in the Company’s consolidated balance sheet as of January 31, 2021. In February 2021, BPM advanced a payment for the Company to Rambam in the amount of $57,000 for the license fee. The balance of the funds of $583,000 was received in February 2021. On February 15, 2021, the Company issued 14,583 shares of common stock, valued at $350,000, for consulting fees in connection with the Rambam License Agreement discussed in Note 10.

(b)	On February 25, 2021, the Company issued 6,536 shares of common stock, valued at $60,000, for consulting services pursuant to a consultant agreement commencing December 1, 2020. The Company has reflected $10,000 representing 1,090 shares as Subscription Payable in the Stockholders’ Equity in the Company’s consolidated balance sheet as of January 31, 2021.

(c)	On October 5, 2021, the Company, having been approved for the listing of its common stock on The Nasdaq Capital Market effective October 1, 2021, consummated a public offering (the “IPO”) of units (the “Units”), of common stock and warrants that were offered in the IPO on The Nasdaq Capital Market, which included 1,232,000 (each a “Unit”), each Unit consisting of one share of common stock, par value $0.001 per share, and one warrant (each a “Warrant”) at a price of $5.36 per Unit. Each Warrant is immediate exercisable, will entitle the holder to purchase one share of common stock at an exercise price of $6.43 and will expire five (5) years from the date of issuance. The underwriters’ over-allotment option was exercised for 184,800 warrants to purchase shares of common stock bringing to total net proceeds to the Company from the IPO to $5,836,230. The shares of common stock and Warrants are separately transferred immediately upon issuance.

(d)	On October 19, 2021, the Company issued 320,833 shares of its common stock and received proceeds of $2,062,500 from the exercise of 320,833 public warrants.

(e)	On October 25, 2021, the Company issued 20,005 shares of its common stock in exchange for the extinguishment of debt in the amount of $100,000. See Note 5 for further details.

(f)	On October 25, 2021, the Company issued 31,082 shares, valued at $144,000, for consulting services in connection with research and development expenses. The shares were issued in settlement of liabilities.

(g)	On October 5, 2021, in connection with the Company’s IPO, two former debtholders were issued an additional 84,233 warrants at an exercise of $5.36 per share in accordance with the anti-dilution provisions of their agreement. The fair value of the warrants issued amounted to $196,589 and the Company recorded the transaction as adeemed dividend related to the warrant round down. In October 2021, one of the debtholders exercised 42,117 warrants as a cashless warrant and was issued 17,381 shares of common stock.

(h)	On October 22, 2021, the Company issued 145,833 warrants for services to the Company’s CFO and a service provider in connection with the Company’s IPO. The warrants are exercisable at $4.20 per share and expire in three years. The fair value of the warrants issued was $365,000.

8.	OPTIONS and WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company’s common stock issued to management (87,500 warrants were issued to the Chief Financial Officer) and non-employees of the Company during the year ended January 31, 2022.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2021	165,466	$11.99	2.16 years	$-

Granted	1,770,068	6.19	4.70 years	-

Expired/Cancelled	-	-	-	-

Exercised	(499,912)	6.43	-	-

Outstanding, January 31, 2022	1,435,622	6.91	3.93 years	-

Granted	-	-	-	-

Expired/Cancelled	(97,534)	5.36	-	-

Exercised	(55,417)	5.36	-	-

Outstanding- October 31, 2022	1,282,671	$6.41	3.56 years	$11,667

Exercisable - October 31, 2022	1,282,671	$6.41	3.56 years	$11,667

The following table summarizes additional information relating to the warrants outstanding as of October 31, 2022:

		Weighted Average	Weighted Average		Weighted Average
Range of Exercise	Number	Remaining Contractual	Exercise Price for Shares	Number	Exercise Price for Shares	Intrinsic
Prices	Outstanding	Life(Years)	Outstanding	Exercisable	Exercisable	Value

$12.00	54,633	0.75	$12.00	54,633	$12.00	$-
$6.43	1,082,205	4.18	$6.43	1,082,205	$6.43	$-
$4.20	145,833	2.23	$4.20	145,833	$4.20	$11,667

Options

The following table summarizes the changes in options outstanding and the related price of the shares of the Company’s common stock issued to employees of the Company.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2021	-	$-	-

Granted	190,751	4.26	2.97 years	-

Expired/Cancelled	-	-	-

Exercised	-	-	-

Outstanding, January 31, 2022	190,751	-	-

Granted	172,084	4.13	3.00 years	-

Expired/Cancelled	-	-	-

Exercised	-	-	-

Outstanding- October 31, 2022	362,835	$4.20	2.49 years	$56,815

Exercisable - October 31, 2022	362,835	$4.20	2.49 years	$56,815

The following table summarizes additional information relating to the options outstanding as of October 31, 2022:

Range of Exercise	Number	Remaining Contractual	Exercise Price for Shares	Number	Exercise Price for Shares	Intrinsic
Prices	Outstanding	Life(Years)	Outstanding	Exercisable	Exercisable	Value

$4.58	46,666	2.48	$4.58	46,666	$4.58	$-
$4.16	144,085	2.48	$4.16	144,085	$4.16	$17,702
$4.50	58,334	2.90	$4.50	58,334	$4.50	$-
$4.09	78,750	2.75	$4.09	78,750	$4.09	$14,963
$3.59	35,000	2.92	$3.59	35,000	$3.59	$24,150

9	SEGMENT REPORTING

	Nine Months Ended			Three Months Ended
	October 31, 2022			October 31, 2022
	Transdermal	Contract		Transdermal	Contract
	Patches	Services	Total	Patches	Services	Total
Revenue	$1,325,127	$226,947	$1,552,074	$528,233	$89,770	$618,003
Gross profit	619,018	1,905	620,923	254,906	13,285	268,191
Gross profit %	47%	1%	40%	48%	15%	43%

	Nine Months Ended			Three Months Ended
	October 31, 2021			October 31, 2021

Revenue	$724,288	$205,976	$930,264	$207,587	$75,450	$283,037
Gross profit	318,341	(5,377)	312,964	69,812	5,525	75,337
Gross profit %	44%	(3%)	34%	34%	7%	27%

10.	COMMITMENTS AND CONTIGENCIES

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

Employment Agreements

The Company entered into a three-year employment agreement with Gareth Sheridan, our CEO, and Serguei Melnik, our President, effective February 1, 2022. The agreement also provides that the executives will continue as a director. The agreement provides for an initial term, commencing on the effective date of the agreement and ending on January 31, 2025, and continuing on a year-to-year basis thereafter unless terminated by either party on not less than 30 days’ notice given prior to the expiration of the initial term or any one-year extension. For their services to the Company during the term of the agreement, Mr. Sheridan and Mr. Melnik will receive an annual salary of $250,000 per annum, commencing on the effective date of the agreement. Mr. Sheridan and Mr. Melnik will also receive a performance bonus of 3.5% of net income before income taxes. As of July 31, 2022, the Company and Mr. Sheridan and Mr. Melnik mutually agreed to reduce their annual salary to $150,000.

The Company entered into a three-year employment agreement with Gerald Goodman, our CFO, effective February 1, 2022. The agreement provides for an initial term, commencing on the effective date of the agreement and ending on January 31, 2025, and continuing on a year-to-year basis thereafter unless terminated by either party on not less than 30 days’ notice given prior to the expiration of the initial term or any one-year extension. For his services to the Company during the term of the agreement, Mr. Goodman will receive an annual salary of $210,000 per annum, commencing on the effective date of the agreement. As of July 31, 2022, the Company and Mr. Goodman mutually agreed to reduce his annual salary to $110,000.

Rambam Agreement

On December 9, 2020, the Company entered into a License Agreement (the “License Agreement”) with Rambam Med-Tech Ltd. (“Rambam”), Haifa, Israel, to develop the RAMBAM Closed System Transfer Device (“CTSD”) and such other products as the parties agree to develop/commercialize. The Company will license from Rambam the full technology, IP, and title to CTSD in the field, with an Initial license fee of $50,000 and running royalties on net sales. The $50,000 license fee was paid by a third party at the direction of the Company in February 2021, at which time the agreement became effective. As of October 31, 2022, the development of the RAMBAM CSTD Device has been suspended until further notice as preliminary reviews and market research found the product was not commercially viable in its current form. As of November 11, 2022, the Company has terminated the agreement with Rambam and all intellectual property has been returned to Rambam.

The Company had entered into a prior agreement, dated November 13, 2020, with BPM Inno Ltd., Kiryat, Israel (“BPM”), that, in consideration of BPM’s introduction of Rambam to the Company, provided for BPM to have the rights as the exclusive of agent of the Company with Rambam and any other parties similarly introduced by BPM, and for a commission payable to BPM by the Company of 4.5% of revenues received by the Company resulting from the introduction of Rambam (and any other companies as to which the exclusive agency of BPM was in effect), and for BPM’s payment of a royalty to Rambam. If the Company fails to commercialize the medical products subject to the License Agreement with Rambam within 36 months, under the November 13, 2020 agreement, BPM and the Company would share 50/50 in the revenues generated from sales of the licensed products from Rambam. This agreement further provides that it will be effective for a period of 10 years, with either party having the right to terminate on notice given 30 days prior to the desired termination, and also provided for certain territorial distribution rights of BPM as are set forth in the March 10, 2021 Distribution Agreement between the Company and BPM. As of October 31, 2022, no revenues have been earned and royalties have been accrued.

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

The estimated cost to complete the feasibility Workplan is approximately $1.7 million and the timing to complete will be between eight to twelve months. Nutriband made an advance deposit of $250,000 in January 2022, to be applied against the final invoice. The Workplan has commenced in February 2022, and the parties believe the Workplan will be completed in the time estimated in the agreement. As of October 31, 2022, the Company has incurred expenses of $481,979 and the deposit of $250,000 is included in prepaid expenses.

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

11.	SUBSEQUENT EVENTS

(a)	On November 8, 2022, the Company and BPM entered into a termination agreement abandoning all elements of the distribution agreement dated January 15, 2000, between the parties. The Company issued BPM 25,000 shares of its common stock from its treasury shares held by the Company and warrants to purchase 25,000 shares at an exercise price of $7.50 per share as part of the termination agreement.

(b)	On November 15, 2022, the Company issued 4,888 shares of its common stock from its treasury shares held by the Company to two consultants for services provided.

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

We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

Overview

AVERSA™ transdermal abuse deterrent technology.

Our primary business is the development of a portfolio of transdermal pharmaceutical products. Our lead product is our abuse deterrent fentanyl transdermal system which will require approvals from the Food and Drug Administration (“FDA”) and substantial additional capital for development and FDA approvals. Our lead products under development would provide clinicians and patients with an extended-release transdermal fentanyl product for use in managing chronic pain requiring around the clock opioid therapy combined with properties designed to help combat the opioid crisis by deterring the abuse and misuse of fentanyl patches. We believe that our abuse deterrent technology can be broadly applied to various transdermal products and our strategy is to follow the development of our abuse deterrent fentanyl transdermal system with the development of additional transdermal prescription products for pharmaceuticals that have risks or a history of abuse. We received on January 28, 2022 an Issue Notification from the United States Patent and Trademark Office (USPTO) for its United States patent entitled, “Abuse and Misuse Deterrent Transdermal System,” that protects our Aversa™ technology platform.

Transdermal Pharmaceutical Products

Through October 31, 2018, our business was the development of a line of consumer and health products that are delivered through a transdermal or topical patch. Following our acquisition of 4P Therapeutics on August 1, 2018, our focus expanded to include prescription pharmaceuticals, and we are seeking to develop and seek FDA approval on a number of transdermal pharmaceutical products under development by 4P Therapeutics. As a result of the acquisition of 4P Therapeutics, we have pipeline of transdermal products.

In addition, we are developing a portfolio of transdermal pharmaceutical products to deliver commercially available drugs or biologics that are typically delivered by injection but with the potential to improve compliance and therapeutic outcomes. We are proceeding with our development efforts with respect to these products and to performing contract services for a small number of customers.

Most of our planned consumer products require FDA approval for sale in the United States, and we have not sought to obtain, and we do not plan to seek to obtain, FDA approval to market these products in the United States at this time. Following our acquisition of selected assets from Pocono Coated Products, LLC (“Pocono”), our contract services are primarily focused on providing contract manufacturing services and consulting services to 3rd party brands with no intention at this time to launch our own consumer products.

4P Therapeutics has not generated any revenue from any of its products under development. Rather, prior to our acquisition, 4P Therapeutics generated revenue to provide cash for its operations through contract research and development and related services for a small number of clients in the life sciences field on an as-needed basis. We are, for the near term, continuing this activity, although we do not anticipate that it will generate significant revenues and, since our acquisition, it has generated minor gross margins. We have no long-term contractual obligations, and either party can terminate at any time.

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

On October 5, 2021, the Company, having been approved for the listing of its common stock on The Nasdaq Capital Market effective October 1, 2021, consummated a public offering (the “IPO”) of units (the “Units”), of common stock and warrants that were offered in the IPO on The Nasdaq Capital Market, which included 1,231,200 (each a “Unit”), each Unit consisting of one share of common stock, par value $0.001 per share, and one warrant (each a “Warrant”) at a price of $5.36 per Unit. Each Warrant is immediately exercisable, will entitle the holder to purchase one share of common stock at an exercise price of $6.43 and will expire five (5) years from the date of issuance. The underwriters’ over-allotment option was exercised for 184,800 warrants to purchase shares of common stock bringing to total net proceeds to the Company from the IPO to $5,836,230. The shares of common stock and Warrants are separately transferred immediately upon issuance. As of October 31, 2022, 457,795 Warrants issued in the IPO have been exercised, with net proceeds to the Company of $2,942,970.

On November 1, 2021, The Board of Directors adopted the 2021 Employee Stock Option Plan (the “Plan”). The Company has reserved 408,333 shares to issue and sell upon the exercise of stock options issued under the Plan. On November 3, 2021, the Company filed a Registration Statement on Form S-8, to register under the Securities Act of 1933, as amended, the 408,333 shares of common stock reserved for issuance under the Plan, and on October 12, 2022 a Post-Effective Amendment to the Form S-8 was filed with the SEC. On January 21, 2022, the Board approved options to purchase 190,751 shares of the Company’s common stock under the Plan issued to executive officers and directors of the Company at an exercise price of $4.16 ($4.58 per share for two of the officers as required by IRS rules). On August 1, 2022, the Board approved option grants previously approved by the Compensation Committee for an aggregate of_137,084 shares of common stock at exercise prices $4.09 or $4.50 per share depending on IRS rules as applicable to the recipient,, and on September 30, 2022, approved option issuances under the Plan for an aggregate of 35,00 shares of common stock at an exercise price of $3.59 per share for services provided by the independent directors, as previously approved by the Compensation Committee.

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

On October 31, 2022, the Company filed the Proxy Statement with the SEC for its Annual Meeting of Stockholders, to be held December 9, 2022, in Orlando, Florida. This Proxy Statement is available on our website at HTTPS://Nutriband.com/proxy.

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

Results of Operations

Three Months Ended October 31, 2022 and 2021

For the three months ended October 31, 2022, we generated revenue of $618,003 and our costs of revenue were $349,272 resulting in a gross margin of $268,731. For the three months ended October 31, 2021, we generated revenue of $283,037 and our costs of revenue were $207,700, resulting in a gross margin of $75,337. Our revenue for October 31, 2022, was derived from sales of $ 528,333 from our Transdermal Patches segment and $89,770 from contract services from our 4P Therapeutics segment. The increase in revenue of $320,646 from the Transdermal Patches segment is primarily due to an increase in demand which has continued in the subsequent quarter. The Transdermal Patches segment increased gross margin 14% during the period. Since we do not have the funds for development of our lead product, the 4P Therapeutics fixed costs are allocated to the contract services that we perform for clients. Our cost of revenue for our contract research and development services represents our labor cost plus a modest amount of material costs which we passed on to the client. Our sales and cost of sales remained constant during the period for our contract services in comparison to the prior year.

For the three months ended October 31, 2022, our selling, general and administrative expenses were $1,049,532 primarily legal, accounting and administrative salaries compared to $1,452,778 for the three months ended October 31, 2021.The decrease from 2021 is primarily attributable to decreases in administrative salaries and other overhead costs including professional fees and travel.

During the three months ended October 31, 2022, the Company incurred research and development expenses of its Aversa product of $ 290,718, primarily of salaries and development costs from Kindeva as compared to $161,000 for the three months ended October 31, 2021. The Company did not incur expenses from Kindeva until the current fiscal year.

We incurred interest expense of $ 3,966 for the three months ended October 31, 2022, as compared to $33,380 for the three months ended October 31, 2021. Interest expense for 2021 was primarily attributable to the amortization of debt discounts.

As a result of the foregoing, we sustained a net loss of $1,075,485 or $(0.14) per share (basic and diluted) for the three months ended October 31, 2022, compared with a loss of $1,578,821, or $(0.23) per share (basic and diluted) for the three months ended October 31, 2021.

Nine Months Ended October 31, 2022 and 2021

For the nine months ended October 31, 2022, we generated revenue of $1,552,074 and our costs of revenue were $931,061 resulting in a gross margin of $621,013. For the nine months ended October 31, 2021, we generated revenue of $930,264 and our costs of revenue were $617,300, resulting in a gross margin of $312,964. Our revenue for the nine months ended October 31, 2022 was derived from sales of $1,327,127 from our Transdermal Patchessegment and $226,947 from contract services from our 4P Therapeutics segment. The increase in revenue of $600,839 from the Transdermal Patches segment is primarily due to an increase in demand which has continued in the subsequent quarter. The Transdermal Patches segment increase margin 3% during the period. Since we do not have the funds for development of our lead product, the 4P Therapeutics’ fixed costs are allocated to the contract services that we perform for clients. Our cost of revenue for our contract research and development services represents our labor cost plus a modest amount of material costs which we passed on to the client. Our sales and cost of sales remained constant for our contract services compared to the prior year.

For the nine months ended October 31, 2022, our selling, general and administrative expenses were $2,726,256 primarily legal, accounting and administrative salaries compared to $2,487,611 for the nine months ended October 31, 2021.The increase from 2021 is primarily attributable to increases in administrative salaries and other overhead costs including professional fees and travel.

During the nine months ended October 31, 2022, the Company incurred research and development expenses of its Aversa product of $ 686,401, primarily of salaries and development costs from Kindeva as compared to $161,000 for the nine months ended October 31, 2021. The Company did not incur expenses from Kindeva until the current fiscal year.

We incurred interest expense of $12,505 for the nine months ended October 31, 2022, as compared to $115,268 for the nine months ended October 31, 2021. Interest expense for 2021 was primarily attributable to the amortization of debt discounts.

As a result of the foregoing, we sustained a net loss of $ 2,804,149 or $(0.32) per share (basic and diluted) for the nine months ended October 31, 2022, compared with a loss of $2,407,701, or $(0.34) per share (basic and diluted) for the nine months ended October 31, 2021.

Liquidity and Capital Resources

As of October 31, 2022, we had $2,816,318 in cash and cash equivalents and working capital of $2,717,449, as compared with cash and cash equivalents of $4,891,868 and working capital of $4,686,112 as of January 31, 2022. The Company received proceeds of approximately $8.5 million from the completion of its public offering, exercise of warrants and the sale of common stock during the year ended January 31, 2022.

For the nine months ended October 31, 2022, we used cash of $2,173,193 in our operations. The principal adjustments to our net loss of $2,804,149 were depreciation and amortization of $255,925, common stock issued from services of $931,100 and the issuance of employee stock options in the amount of $405,021.

For the nine months ended October 31, 2022, we used cash in investing activities of $69,281 primarily for the purchase of equipment.

For the nine months ended October 31, 2022, we provided cash in financing activities of $166,924 primarily from the proceeds of $296,875 from the exercise of warrants, offset from the purchase of treasury stock of $118,766.

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

As of October 31, 2022, we had cash and cash equivalents of $2,816,318 and working capital of $2,717,449. For the nine months ended October 31, 2022, the Company incurred an operating loss of $2,791,644 and use cash flow from operations of $2,173,193. The Company has generated operating losses since its inception and has relied on sales of securities and issuance of third-party and related-party debt to support cash flow from operations. In October 2021, the Company consummated a public offering and received net proceeds of $5,836, 230. The Company also received to date $3,239,845proceeds from the exercise of warrants. The Company has used these proceeds to fund operations and will continue to use these proceeds to fund operations in the future.

Management has prepared estimates of operations for the next twelve months and believes that sufficient funds will be generated from operations to fund its operations for one year from the date of the filing of these condensed consolidated financial statements, which indicates improved operations and the Company’s ability to continue operations as a going concern. The impact of COVID-19 on the Company’s business has been considered in these assumptions; however, it is too early to know the full impact of COVID-19 or its timing on a return to normal operations.

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

Accounts receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-applicable accounts. For the nine months ended October 31, 2022 and 2021, the Company recorded no bad debt expense for doubtful accounts related to account receivable.

Inventories

Inventories are valued at the lower of cost and reasonable value determined using the first-in, first-out (FIFO) method. Net realized value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The cost of finished goods and work in process is comprised of material costs, direct labor costs and other direct costs and related production overheads (based on normal operating capacity). As of October 31, 2022 and January 31, 2022, 100% of the inventory consists of raw materials.

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. In connection with the Company’s acquisition of 4P Therapeutics LLC in 2018, the Company recorded Goodwill of $1,719,235. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. During the year ended January 31, 2022, the Company recorded an impairment charge of $2,180,836 reducing the Active Intelligence LLC Goodwill to $3,629,813. As of October 31, 2022 and January 31, 2022, Goodwill amounted to $5,349,039.

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of October 31, 2022, and 2021, there were 1,645,506 and 1,572,825 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

NUTRIBAND INC.

December 2, 2022	By:	/s/ Gareth Sheridan
Gareth Sheridan,
Chief Executive Officer
(Principal Executive Officer)

December 2, 2022	By:	/s/ Gerald Goodman
Gerald Goodman,
Chief Financial Officer
(Principal Financial and Accounting Officer)