Form 10-K
period 2023-01-31
NutriBand Inc.
filed 2023-04-26
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2023

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $21,711,078 as of July 31, 2022.

As of April 26, 2023, the registrant had 7,833,150 shares of common stock outstanding.

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

i

PART I

ITEM 1. BUSINESS.

Overview

Nutriband Inc. (the “Company”, “Nutriband”, “we” or “us”), was incorporated in Nevada in January 2016. Our primary business is the development of a portfolio of transdermal pharmaceutical products. Our development pipeline consists of transdermal products that are based on our proprietary AVERSA® abuse deterrent transdermal technology that we believe can be incorporated into existing transdermal patches that contain drugs that are susceptible to abuse and misuse. We operate in two distinct business segments: pharmaceuticals and medical devices.

The following is a description of the Company’s revenue types: service revenues, which include the contracting of research and development related services with the Company’s clients in the life sciences field on an as-needed basis; and contract manufacturing revenues, which are derived from the manufacture and production of products for a number of customers in the health, wellness and pharmaceutical space. We manage and evaluate our operations, and report our financial results, through these two business segments.

Our principal offices are located in Orlando, Florida, and we primarily operate and derive most of our revenues in the United States.

Our Business

Our lead product under development is AVERSA Fentanyl, an abuse deterrent fentanyl transdermal system that combines an approved generic fentanyl patch with our AVERSA abuse deterrent technology to reduce the abuse and misuse of fentanyl patches. We believe that AVERSA technology can be broadly applied to various transdermal products, and our plan is to follow the development of our abuse deterrent fentanyl transdermal system with the development of additional transdermal abuse deterrent products for pharmaceuticals that have a risk or history of abuse. Specifically, we have expanded our development pipeline to include AVERSA Buprenorphine and AVERSA Methylphenidate. In addition, we are developing a portfolio of transdermal pharmaceutical products to deliver already approved drugs or biologics that are typically delivered by injection but with the potential to improve compliance and therapeutic outcomes through transdermal delivery.

We have a feasibility agreement with Kindeva Drug Delivery, formerly 3M Drug Delivery (“Kindeva”), for the development of AVERSA Fentanyl using Kindeva’s FDA approved Fentanyl patch. The feasibility agreement is focused on adapting Kindeva’s commercial transdermal manufacturing process to incorporate AVERSA abuse deterrent technology.

The product development program for AVERSA Fentanyl includes performing preclinical and clinical studies to demonstrate the abuse deterrent properties of the product. The program assumes that the fentanyl transdermal system is already approved and the only change to the approved product will be to incorporate the AVERSA technology into the patch design with no change being made to the fentanyl drug matrix or its demonstrated safety, patch performance or drug release characteristics. Preclinical studies to be performed primarily consist of laboratory-based in vitro manipulation and extraction studies in various extraction media per FDA guidance. Clinical evaluation primarily consists of a Phase 1 Human Abuse Liability (HAL) study to demonstrate the abuse potential of the product per FDA guidance. The regulatory path for FDA approval is planned to be a 505(b)(2) NDA submission to access the safety and efficacy information on file for Duragesic® fentanyl transdermal system as the reference-listed drug and to be able to obtain approval for abuse deterrent claims as a branded pharmaceutical product.

The product development program for the additional AVERSA pipeline products, AVERSA Buprenorphine and AVERSA Methylphenidate, are similar to that of AVERSA Fentanyl, assuming that the AVERSA technology is incorporated into an already approved transdermal patch.

Through January 31, 2023, we had not generated any revenue from our transdermal consumer patches. Consumer products are products that can be sold over-the-counter and do not require a prescription. Most transdermal patches are considered drugs in the United States and cannot be marketed in the United States without approval from the FDA. We have not taken any steps to seek to obtain FDA approval for any of our consumer products in development that would permit sales of those products in the United States, and we have no plans to do so in the near term.

Acquisition of 4P Therapeutics

Pursuant to an acquisition agreement dated April 5, 2018 between us and 4P Therapeutics, on August 1, 2018, we acquired all of the equity interest in 4P Therapeutics from Steven Damon, the owner of 4P Therapeutics. The purchase price of $2,250,000, consisting of 62,500 shares of common stock, valued at $1,850,000, and cash of $400,000, and are to pay Mr. Damon a 6% royalty on any revenue we receive or derive from our utilization or sale of the abuse deterrent intellectual property that we acquired as a part of the assets 4P Therapeutics, including partner license milestones and development payments. The royalty is payable pursuant to the acquisition agreement and continues as long as we generate revenue from our utilization or sale of the abuse deterrent intellectual property we acquired as part of the acquisition of 4P Therapeutics. The 62,500 shares were issued to Mr. Damon (41,750 shares pre-split) and Dr. Alan Smith (20,750 shares pre-split). In connection with the acquisition, Mr. Damon retained any cash and accounts receivable and assumed any liabilities other than those relating to the ongoing business. Pursuant to the acquisition agreement, we appointed Mr. Damon to our board of directors in April 2018, when we signed the acquisition agreement, and we agreed to pay Mr. Damon the compensation received by independent board members.

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

With the acquisition of 4P Therapeutics, we acquired a research pipeline of other transdermal products, including peptides and proteins such as exenatide for type 2 diabetes and FSH for infertility. These drugs are off patent but are currently only available as injections, and we are evaluating the possibility of developing a transdermal delivery system for these drugs as an alternative to injection but with improved compliance and safety. In addition, we may develop certain generic transdermal products where we think we can make an improvement to existing patches and where we believe we can take significant market share with good profit margins. The prioritization of our portfolio product candidates will be reviewed on an ongoing basis and will take into account technical progress, market potential and R&D funding available. We cannot assure you that we will be able to develop and obtain FDA approval for any of these potential products or that we can be successful in marketing any such products. The FDA approval process can take many years to complete successfully, and we will require substantial funding for each product that goes through the process. We cannot assure you that we will obtain FDA marketing approval for any of our products.

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

Pharmaceutical Products in Development

We have a pipeline of transdermal pharmaceutical products that are primarily in the early stages of development. Our current focus is on the development of AVERSA Fentanyl for which we have a feasibility agreement with Kindeva Drug Delivery, a contract development and manufacturing organization. We plan to follow on from this with development of additional products utilizing the AVERSA abuse deterrent transdermal technology, namely, AVERSA Buprenorphine and AVERSA Methylphenidate.

AVERSA Fentanyl is an abuse deterrent fentanyl patch for the treatment of chronic pain. As the United States faces an epidemic of opioid abuse, fentanyl transdermal patches have become an attractive target for recreational drug abusers due to the high potency of fentanyl and its ease of abuse by the oral route. We are looking to utilize our proprietary approach to incorporate aversive agents into the transdermal patch to deter the abuse of fentanyl patches by the oral, buccal and inhaled routes, which represent as much as 70% of all transdermal fentanyl abuse. The technology is based on the incorporation of taste and sensory aversive agents into the patch that are intended to make abuse a very unpleasant experience thereby deterring the recreational abuse of fentanyl patches. These aversive agents have high potency, established safety, and the potential to prevent accidental misuse by children and pets. The aversive agents are coated onto the backing of the transdermal patch in a controlled release formulation that provides immediate and sustained release of aversive agents. This provides several advantages including having a physical separation of the aversive agents from the drug matrix, availability of aversive agents even after the patch is used and making it difficult to separate the aversive agents from the drug by extraction. The aversive agents are not contained in the drug matrix and are not delivered to the skin during patch wear. In addition to the fentanyl patch, this technology has broad applicability to any patch where deterring abuse as well as accidental misuse by children and pets are valuable attributes.

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

We are also exploring transdermal delivery of proteins and peptides such as exenatide for type 2 diabetes and follicle stimulating hormone (FSH) for infertility. Presently, these products are only available by injection. We believe that transdermal delivery has the potential to improve compliance, which can lead to improved therapeutic outcomes associated with these treatments.

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

We currently have no branded OTC or consumer products nor do we plan to launch any OTC or consumer products in the near term as our focus is primarily on our pharmaceutical development pipeline and continuing the contract services offered by our subsidiaries.

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

Government Regulation

United States

The pharmaceutical business is subject to extensive government regulation. In the United States, we must comply with the rules and regulations of the FDA. In other countries, we must comply with the laws and regulations of each country to legally market and sell our products. Obtaining FDA approval does not mean that the product will be approved in other countries. Each country may require that additional clinical and nonclinical studies be conducted prior to approval.

The process required by the FDA to receive approval prior to marketing and distributing a drug in the United States generally involves a preclinical phase followed by three phases of clinical trials. The definition of drug is broadly defined and includes the pharmaceutical products we have in development. Even though the drug used in each of our proposed products is currently approved by the FDA in other dosage forms, we will still need to conduct a development program that will include preclinical and clinical trials before we receive FDA marketing approval. The FDA also has a number of abbreviated approval pathways which, if we are eligible, could shorten the time for approval. For example, the regulatory path for the AVERSA products in development is intended to follow a 505(b)(2) NDA regulatory pathway which reduces the amount of clinical work that needs to be performed to a single trial to evaluate the abuse potential of the product as the safety and efficacy of the drug has already been established. However, we cannot be certain that we will be able to use any abbreviated approval pathway, in which event we will need to comply with the full regulatory pathway as described below.

The full (although not typical for the AVERSA related products) FDA regulatory pathway consists of the following phases of development.

●	Preclinical phase. Before a drug company can test an experimental treatment in humans, it must prove the drug is safe and effective in animals. Scientists run tests in various animals before presenting the data to the FDA as an investigational new drug application. For already approved drugs, an animal study may not be required prior to testing in humans. In most cases, the company must file an Investigational New Drug (IND) submission to get clearance to test the product in humans.

●	Phase one clinical trial. In the first round of clinical trials, the drug company attempts to establish the drug’s safety in humans. Drug researchers administer the treatment to healthy individuals — instead of patients suffering from the disease or condition the drug is intended to treat — and gradually increase the dose to see if the drug is toxic at higher levels or if any possible side effects occur. These drug trials are usually small, containing about 20 to 80 participants, according to the FDA. For drug delivery products incorporating already approved drugs, Phase 1 studies involve measuring blood levels of the drug to understand the pharmacokinetics for a new route of administration.

●	Phase two clinical trial. In the second round of clinical trials, researchers give the treatment to patients who have the disease to assess the drug’s efficacy. The trial is randomized, meaning half of the study participants receive the drug and half receive a placebo. These trials usually contain hundreds of participants, according to the FDA. There is about a 30 percent chance of a drug moving on to a phase three clinical trial, according to data from the biotech trade organization BIO. For already approved drugs, as is the case with drug delivery products, a Phase 2 trial may not be necessary as the therapeutic drug doses and blood concentrations are already known. However, a Phase 2 may be conducted to inform the design of the Phase 3 clinical trial in regards to the safety and efficacy of the product when used by patients.

●	Phase three clinical trial. In the third phase of clinical trials, researchers work with the FDA to design a larger trial to test the drug’s ideal dosage, patient population and other factors that could decide whether the drug is approved, according to the report. These trials usually contain a few hundred to thousands of participants. In the case of drug delivery products that utilize an approved drug, Phase 3 trials will typically include a comparison to the already approved reference product. For example, a transdermal patch may be compared to an injection.

●	New drug application (NDA). Once a drug company collects and analyzes all data from the clinical trials, it submits a new drug application to the FDA. The application includes trial data, preclinical information and details on the drug’s manufacturing process. If the FDA accepts the application for review, the agency has ten months — or six months if the drug has priority review status — to make a decision, according to the report. The FDA can hold an advisory committee meeting where independent experts assess the data and recommend whether to approve the drug. From there, the FDA will either approve the drug or give the applicant a complete response letter, which explains why the drug did not get approved and what steps the applicant must take before resubmitting the application for approval.

Before approving an NDA, the FDA may inspect the facilities where the product is being manufactured or facilities that are significantly involved in the product development and distribution process and will not approve the product unless they determine that compliance with current good manufacturing practices is satisfactory. The FDA may deny approval of an NDA if applicable statutory or regulatory criteria are not satisfied, or may require additional testing or information, which can delay the approval process. In pursuing FDA approval there may be various delays and it is possible that approval may never be granted. In addition, new government requirements may be established that could delay or prevent regulatory approval of our product candidates under development.

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

The European medicines regulatory system is based on a network of around 50 regulatory authorities from the 31 countries in the European Economic Area, the European Commission and the European Medicines Agency. All medicines must be authorized before they can be placed on the market in the European Union. The European system offers different routes for authorization. A centralized procedure allows the marketing of a medicine on the basis of a single European Union assessment and marketing authorization which is valid throughout the European Union. However, a majority of medicines authorized in the European Union do not fall within the scope of the centralized procedure, and we do not know whether our proposed products will fall within the centralized authorization. We also do not know how the withdrawal of Great Britain from the European Union will affect the procedure for approval of medicines in the United Kingdom. If we are not able to use the centralized procedure, we would need to use one of the following procedures. One method is the decentralized procedure where we would apply for simultaneous authorization in more than one European Union member. The second method is the mutual-recognition procedure where we would have a medicine authorized in one European Union country apply for authorization to be recognized in other European Union countries. In either case, we would be required to complete clinical trials to demonstrate the safety and efficacy of the medicine and show that the medicine is manufactured in accordance with good manufacturing practices based upon European Union standards.

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

Intellectual Property

The AVERSA abuse deterrent technology utilized in our AVERSA product pipeline is covered by an international intellectual property portfolio with patents issued in 45 countries including the United States, Europe, Japan, Korea, Russia, Mexico, Canada, and Australia and pending in China. These patents provide patent coverage to 2035. We continue to build on our proprietary positions in the United States and internationally for our product candidates AVERSA Fentanyl, AVERSA buprenorphine and AVERSA methylphenidate as well as other products and technology that we may have in development. Our policy is to pursue, maintain and defend patent rights developed internally or acquired externally and to protect the technology, inventions and improvements that are commercially important to the development of our business. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents granted to us in the future will be commercially useful in protecting our technology. We also may rely on trade secrets to protect our commercial products and product candidates. Our commercial success also depends in part on our non-infringement of the patents or proprietary rights of third parties.

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

As our development pipeline includes products that contain opioids (AVERSA Fentanyl and AVERSA Buprenorphine), we continually monitor the market for opioid products, particularly in the United States. Pharmaceutical companies engaged in the distribution and sale of opioids, in particular for the treatment of chronic pain, are promoting responsible opioid use. In 2022, the CDC revised its clinical practice guideline for prescribing opioids to ease the restrictions on prescribers and encourage responsible opioid use particularly for patients with moderate to severe pain. Our opioid products potentially offer a unique proposition to meet the unmet needs of patients by deterring the abuse and misuse of opioids while making opioids accessible to those patients who need them. If approved, our AVERSA pipeline products will compete with the currently marketed products that do not contain abuse deterrent features as well as other products that may employ different abuse deterrent technology. We may also have to compete with products that do not contain opioids or other drugs that are susceptible to abuse. We are not aware of any abuse deterrent transdermal products that are in development or being marketed at this time. If we obtain regulatory approval to market our products, we cannot assure you that we will be successful in the marketplace.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in this report include forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. The risks set forth below are not the only risks facing us. Additional risks and uncertainties may exist that could also adversely affect our business, prospects or operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or a significant part of your investment.

Risks Concerning our Business

Because we are an early-stage company with minimal revenue and a history of losses and we expect to continue to incur substantial losses for the foreseeable future, we cannot assure you that we can or will be able to operate profitably.

During the year ended January 31, 2023, we generated revenues of $2,079,609, a loss of $4,483,474 and a negative cash flow from operations of $2,987,198. As of January 31, 2023, we had a working capital surplus of $1,945,132, as compared with a working capital surplus of $4,686,112 as of January 31, 2022. We are subject to the risks common to start-up, pre-revenue enterprises, including, among other factors, undercapitalization, cash shortages, limitations with respect to personnel, financial and other resources and lack of revenues. Drug development companies typically incur substantial losses during the product development and FDA testing phase of the business and do not generate revenues until after the drug has received FDA approval, which cannot be assured, and until the company has started to sell the product. We can give no assurance that we can or will ever be successful in achieving profitability and the likelihood of our success must be considered in light of our early stage of operations. We cannot assure you that we will be able to operate profitably or generate positive cash flow. If we cannot achieve profitability, we may be forced to cease operations and you may suffer a total loss of your investment.

The Russian/Belarus-Ukrainian conflict may adversely affect our business, financial condition and results of operations.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. The specific impact on our financial condition, results of operations and cash flows is not determinable as of the date hereof. However, to the extent that such military action spreads to other countries, intensifies, or otherwise remains active, such conflict could have a material adverse effect on our financial condition, results of operations, and cash flows. To date, this conflict is having a destabilizing effect on the world’s economy, resulting in higher energy prices and inflationary pressures generally in the world’s economy, as well as possible supply chain restraints, which negatively affects the world’s economy generally and possibly our ongoing operations specifically. The duration of this conflict, as well as its effects on the world economy are not known at this point. These factors may lead to a lack of certainty or other changes in the capital markets and limit or reduce our potential for raising the additional capital that we will require to execute our business plan in a timely fashion.

Our business will likely be adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic and the response to the pandemic could affect our business in a number of ways, including, but are not limited to, the following:

●	Our ability to raise financing for our operations may be affected by both the willingness and ability of potential financing sources and potential joint venture partners to invest our business.

●	The decision by investors who would invest in early-stage pharmaceutical companies to limit their financing efforts to companies that are dealing with products or services related to COVID-19 diagnosis or treatment.

●	The effect of recent stock market decline on the willingness of investors to make an investment in our securities.

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

We may need to rely on third party contract research organizations to conduct our preclinical and clinical trials. Our failure or the failure of the contract research organization to conduct the trials in compliance with FDA regulations could possibly derail our obtaining FDA approval and could require us to redo any preclinical or clinical trials which we or the contract research organization administered.

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

Our prospects, including our ability to finance our operations and generate revenues, depend on the successful development, regulatory approval and commercialization of our abuse deterrent fentanyl transdermal system, which itself requires substantial financing, as well as our other product candidates. The clinical and commercial success of our product candidates depends on a number of factors, many of which are beyond our control, including:

●	the FDA’s acceptance of our parameters for regulatory approval relating to our product candidates, including our proposed indications, primary endpoint assessments, primary endpoint measurements and regulatory pathways;

●	the FDA’s acceptance of the number, design, size, conduct and implementation of our clinical trials, our trial protocols and the interpretation of data from preclinical studies or clinical trials;

●	the FDA’s acceptance of the sufficiency of the data we collect from our preclinical studies and pivotal clinical trials to support the submission of a New Drug Application, known as an NDA, without requiring additional preclinical or clinical trials;

●	the FDA’s acceptance of our abuse deterrent labelling relating to our products, including our abuse deterrent fentanyl transdermal system;

●	when we submit our NDA upon completion of our clinical trials, the FDA’s willingness to schedule an advisory committee meeting, if applicable, in a timely manner to evaluate and decide on the approval of our NDA;

●	the recommendation of the FDA’s advisory committee, if applicable, to approve our application without limiting the approved labelling, specifications, distribution or use of the products, or imposing other restrictions;

●	our ability to satisfy any issued raised by the FDA in response to our test data;

●	the FDA’s satisfaction with the safety and efficacy of our product candidates;

●	the prevalence and severity of adverse events associated with our product candidates;

●	the timely and satisfactory performance by third party contractors of their obligations in relation to our clinical trials;

●	if we receive FDA approval, our success in educating physicians and patients about the benefits, administration and use our product candidates;

●	our ability to raise additional capital on acceptable terms to achieve conduct the necessary clinical trials;

●	the availability, perceived advantages and relative cost of alternative and competing treatments;

●	the effectiveness of our marketing, sales and distribution strategy and operations;

●	our ability to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices;

●	our ability to obtain, protect and enforce our intellectual property rights;

●	our ability to bring an action timely for patent infringement arising out of the filing of ANDAs by generic companies seeking approval to market generic versions of our products, if applicable, before the expiry of our patents; and

●	our ability to avoid third party claims of patent infringement or intellectual property violations.

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

If we or any third-party manufacturer fails to comply with FDA current good manufacturing practices, we may not be able to sell our products until and unless the manufacture thereof becomes compliant.

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

The drug delivery industry is subject to rapid technological change, and our failure to keep up with technological developments may impair our ability to market our products.

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

The AVERSA abuse deterrent technology utilized in our AVERSA product pipeline is covered by an international intellectual property portfolio with patents issued in 45 countries including the United States, Europe, Japan, Korea, Russia, Mexico, Canada, and Australia. Patent prosecution is still pending in China. These patents provide patent coverage to 2035. We continue to build on our proprietary positions in the United States and internationally for our product candidates AVERSA Fentanyl, AVERSA buprenorphine and AVERSA methylphenidate as well as other products and technology that we may have in development. Our policy is to pursue, maintain and defend patent rights developed internally or acquired externally and to protect the technology, inventions and improvements that are commercially important to the development of our business. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents granted to us in the future will be commercially useful in protecting our technology. We may rely on trade secrets to protect our commercial products and product candidates. Our commercial success also depends in part on our non-infringement of the patents or proprietary rights of third parties.

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

We have recently expanded our business by acquisition, and we may make acquisitions in the future. In 2017, we issued 1,400,000 shares of common stock (adjusted for the 1-for-4 reverse stock split effective June 23, 2019 and the 7-for-6 forward stock split effective August 15, 2022), valued at $2,500,000, in connection with our proposed acquisition of Advanced Health Brands, Inc., but the stock of Advanced Health Brands was never transferred to us, and the value of the intellectual property we were to have acquired did not have the value we anticipated, with the result that we incurred a $2,500,000 impairment loss in the year ended January 31, 2018. We initiated litigation against Advance Health Brands and certain of its stockholders, and as a result recovered all of the original Nutriband share certificates. We previously entered into another acquisition agreement which was rescinded shortly after the agreement was executed. We cannot assure you that any acquisition we complete will be successful or that any acquisition agreement we may enter into will result in an acquisition. An acquisition can be unsuccessful for a number of reasons, including the following:

●	We may incur significant expenses and devote significant management time to the acquisition, and we may be unable to consummate the acquisition on acceptable terms.

●	The integration of any acquisition with our existing business may be difficult and, if we are not able to integrate the business successfully, we may not only be unable to operate the business profitably, but management may be unable to devote the necessary time to the development of our existing business;

●	The key employees who operated the acquired business successfully prior to the acquisition may not be happy working for us and may resign, thus leaving the business without the necessary continuity of management.

●	Even if the business is successful, our senior executive officers may need to devote significant time to the acquired business, which may distract them from their other management activities.

●	If the business does not operate as we expect, we may incur an impairment charge based on the value of the assets acquired.

●	The products or proposed products of the acquired company may have regulatory problems with the FDA or any other regulatory agency, including the need for additional and unanticipated testing or the need for a recall or a change in labeling.

●	We may have difficulty maintaining the necessary quality control over the acquired business and its products and services.

●	To the extent that an acquired company operates at a loss prior to our acquisition, we may not be able to develop profitable operations following the acquisition.

●	The acquired company may have liabilities or obligations which were not disclosed to us, or the acquired assets, including any intellectual property, may not have the value we anticipated.

●	The assets, including intellectual property, of the acquired company may not have the value that we anticipated.

●	We may require significant capital both to acquire and to operate the business, and the capital requirements of the business may be greater than we anticipated. Our failure to obtain funds on reasonable terms may impair the value of the acquisition.

●	The acquired company may not operate at the revenue level or with the gross margin shown in the financial statements or projections.

●	Patents may not be granted for patent applications which the acquired company filed or patents may be successfully challenged.

●	There may be conflicts in management styles that prevent us from integrating the acquired company with us.

●	The former equity owners or officers may compete in violation of their non-competition covenants or the non-competition covenants may be held to be unenforceable.

●	The business of the acquired company may have problems of which management was unaware and which do not become evident until after the acquisition and we may require significant funding to remedy the problem.

●	The indemnification obligations of the seller under the purchase agreement, if any, may be inadequate to compensate us for any loss, damage or expense which we may sustain, including undisclosed claims or liabilities.

●	To the extent that the acquired company is dependent upon its management to maintain relationships with existing customers, we may have difficulty in retaining the business of these customers if there is a change in management.

●	Government agencies may seek damages after we make the acquisition for conduct which occurred prior to the acquisition and we may not have adequate recourse against the seller.

If any of the foregoing or any other events which we do not contemplate happen, we may incur significant expenses, which we may not be able to cover, and the development of our business can be impaired. We cannot assure you that any acquisition we complete will be successful.

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

We are dependent upon Gareth Sheridan, our chief executive officer, Serguei Melnik, our president and Dr. Alan Smith, our chief operating officer who is president of 4P Therapeutics. These officers have employment agreements with us, but the employment agreements do not guarantee that the officer will continue with us. The loss of any one of Mr. Sheridan, Mr. Melnik or Dr. Smith would materially impair our ability to conduct our business.

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

There are risks associated with our February 2023 dual listing of our common stock on the MERJ Upstream Exchange, which is available solely for our non-U.S. resident stockholders.

Listing shares of the Company on Upstream is only suitable for investors who are familiar with and willing to accept the high risk associated with speculative investments. There can be no assurance in that marketplace that the valuation of any particular company’s securities is accurate or in agreement with the market or industry comparative valuations. Investors must be able to afford market volatility and afford the loss of their investment. Companies listed on Upstream are subject to significant ongoing corporate obligations including, but not limited to disclosure, filings, and notification requirements, as well as compliance with applicable quantitative and qualitative listing standards. The following are specific risks in connection with our stockholders listing their shares on Upstream:

●	Regulatory Risk: Different countries have different rules and regulations governing securities trading, and investors who trade on foreign exchanges may be subject to unfamiliar or complex regulations. In some cases, foreign regulators may have different reporting requirements or different standards for disclosure than US regulators, which can make it difficult for investors to make informed decisions. In addition, these rules and regulations may be imposed on regulated companies in an unpredictable manner and adversely affect the trading environment on the particular exchange.

●	There are risks to the investment of our shareholders who have listed their shares of common stock on Upstream in the event that Upstream and associated entities in its trading activities are not properly registered with the SEC as a broker or dealer, national securities exchange and/or clearing agency.

●	Market Risk: Non-US markets may be subject to different economic, political, or social conditions than US markets of which we are not aware, and which could negatively affect the performance of securities traded in those markets. Investors who trade on non-US exchanges may be exposed to higher levels of volatility and uncertainty than they would be if they traded solely on US exchanges.

●	Liquidity Risk: Dual listed securities traded on non-US exchanges may have lower liquidity than comparable securities traded on US exchanges, which can make it more difficult for investors to buy or sell those securities at the desired price.

●	Operational Risk: Trading on overseas exchanges may also expose investors to operational risks, such as delays or errors in the settlement of trades or difficulties in accessing trading platforms or loss of securities resulting from a failure of the exchanges operating and securities transfer operations.

●	Media Risk Negative news reported in the media concerning events reported with respect to the market for our securities on a foreign exchange or international markets generally could hurt the market for our Company’s stock. To the extent our stockholders that choose to have their Nutriband common stock traded in digital token form on Upstream experience trading difficulties, low trading prices due to foreign market conditions or a loss on their securities due to market conditions or exchange operational issues, there is the risk that reports in the media could hurt our stock prices in the Nasdaq Stock Market and harm our reputation, adversely affecting our ability to raise capital in the U.S. and international markets.

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

Our officers and directors as a group beneficially own approximately 35% of our common stock. As a result, they have the effective power using their contacts with a limited number of other shareholders to elect all of our directors and to approve any action requiring stockholder approval.

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

Stockholders may experience significant dilution from future equity offerings and other issuances of our common stock or other securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

The Company received on February 13, 2023, correspondence setting forth SEC’s comments on the Current Report on Form 8-K filed by the Company on January 5, 2023, which included our press release announcing the dual listing of our common stock on the MERJ Upstream exchange, domiciled in the Seychelles. The SEC’s comments requested more detailed information concerning that exchange and required that additional disclosures be included in our SEC filings. We responded to the February 13 SEC correspondence on February 27, 2023, and received a second comment letter on this matter on March 24, 2023, to which we responded on April 6, 2023. We expect further comments from the SEC on this matter prior to our filing an amendment to the January 5, 2023 Form 8-K.

ITEM 2. PROPERTIES

Property

We do not own any real property. We lease under a one year lease an office for $ 2,500 per month at 121 South Orange Street, Orlando, Florida. With the office lease, we have access to boardrooms, kitchen facilities and administrative support services. We lease manufacturing space in Cherryville, North Carolina, for $3,000 per month under a three-year lease entered into on February 1, 2022, with a renewal option.

ITEM 3. LEGAL PROCEEDINGS

None.

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

Shareholders of Record

As of April 15, 2023, we had approximately 77 holders of record of our common stock; our Warrants are held in book entry form by the Depository Trust Corporation, which is the holder of record of all of the publicly-traded warrants, based upon data provided by our transfer agent. The transfer agent for the common stock is American Stock Transfer & Trust Company, LLC, 6201 15th Ave, Brooklyn, NY 11219, telephone (800) 937-5449.

Dividends

We have not declared any cash dividends at any time, and we do not anticipate declaring any cash dividends in the foreseeable future.

Dual Listing on Upstream

We have set up the dual listing of our common stock (“common stock”) on the MERJ Upstream stock exchange, operated by MERJ Exchange (“Upstream”), that is an exchange registered in the Seychelles under the Seychelles Securities Act, 2007. Our shares that are listed and traded on Upstream by our global stockholders would be uncertificated common stock represented by digital share tokens, that represent the same class and shares that are currently traded on the Nasdaq Stock Exchange. U.S. or Canada residents are not permitted to list their Nutriband shares on Upstream, which limits stockholder listings to non-residents of the U.S. and Canada. At present, a total of 250,000 shares of our common stock have been listed on Upstream by global holders.

We have received comment letters from the SEC as to our disclosures in the Current Report on Form 8-K that we filed on January 5, 2023, announcing the dual listing, and expect that we will be filing further disclosures on the operation of the exchange and its rules regarding listing of Nutriband shares by our shareholders on that exchange. See discussion in “ITEM 1B. Unresolved Staff Comments.” in this Annual Report, as well as risk factors associated with the listing by Nutriband shareholders of their shares on that exchange set forth under “Risk Factors—Risks Concerning Our Securities”.

Sales of Unregistered Securities

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

Date	Title and Amount (1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
May 10, 2022	1,667 shares of common stock	Radu Bujoreanu, Director	NA	$3,800/NA
May 10, 2022	1,667 shares of common stock	Stefani Mancas, Director	NA	$3,800/NA
May 10, 2022	1,667 shares of common stock	Irina Gram, Director	NA	$3,800/NA
May 10, 2022	1,667 shares of common stock	Consultant	NA	$3,800/NA
May 10, 2022	1,667 shares of common stock	Mark Hamilton, Director	NA	$3,800/NA
May 10, 2022	1,667 shares of common stock	Michael Meyer	NA	$38,000/NA
May 10, 2022	11,667 shares of common stock	Gareth Sheridan, CEO	NA	$38,000/NA
May 10, 2022	583 shares of common stock	Employee	NA	$1,900/NA
May 10, 2022	583 shares of common stock	Employee	NA	$1,900/NA
May 10, 2022	583 shares of common stock	Employee	NA	$1,900/NA
May 10, 2022	583 shares of common stock	Employee	NA	$1,900/NA
November 8, 2022	583 shares of common stock	Employee	NA	$1,900/NA
November 8, 2022	1,667 shares of common stock	Consultant	NA	$19,000/NA
November 8, 2022	5,833 shares of common stock	Consultant	NA	$102,750/NA

(1)	The issuances to employees, consultants and investors are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D or Rule 701, promulgated by the SEC under the Securities Act.

Issuer Purchases of Equity Securities

During the year ended January 31,2023, the Company purchased 35,584 shares of its common stock for $119,006 and recorded the purchase as Treasury Stock.

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

Our primary business is the development of a portfolio of transdermal pharmaceutical products. Our lead product is our abuse deterrent fentanyl transdermal system which will require approval from the Food and Drug Administration (“FDA”) and substantial additional capital for research and development. Our abuse deterrent transdermal product under development has the potential to provide clinicians and patients with an extended-release transdermal fentanyl product for use in managing chronic pain requiring around the clock opioid therapy combined with properties designed to deter the abuse and misuse of fentanyl patches. In addition, we believe that our abuse deterrent technology can be broadly applied to various transdermal products and our strategy is to follow the development of our abuse deterrent fentanyl transdermal system with the development of abuse deterrent transdermal products for pharmaceuticals that have risks or a history of abuse. We received on January 28, 2022 an Issue Notification from the United States Patent and Trademark Office (USPTO) for its United States patent entitled, “Abuse and Misuse Deterrent Transdermal System,” that protects our Aversa™ technology platform.

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

Most of our planned consumer products require FDA approval for sale in the United States, and we have not sought to obtain, and we do not plan to seek to obtain, FDA approval to market these products in the United States at this time. Following our acquisition of selected assets from Pocono Coated Products, LLC (“Pocono”), we are primarily focused on providing contract manufacturing services and consulting services to 3rd party brands with no intention at this time to launch our own consumer products.

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

With the change in our focus, our capital requirements have increased substantially. The process of developing pharmaceutical products and submitting them for FDA approval is both time consuming and expensive, with no assurance of obtaining approval from the FDA to market our product in the United States. We will require approximately $13 million for research and development of our abuse deterrent fentanyl transdermal system, including clinical manufacturing and clinical trials that need to be completed in order to obtain FDA approval. However, the total cost could be substantially in excess of that amount.

On August 31, 2020, the Company entered into a Purchase Agreement (“Agreement”), with Pocono Coated Products (“PCP”), pursuant to which PCP agreed to sell the Company all of the assets associated with its Transdermal, Topical, Cosmetic and Nutraceutical business (the “Assets”). PCP is the manufacturer of our transdermal consumer products, and we bought that business from them. The purchase price for the Assets was (i) $6,000,000 paid in shares of the Company’s common stock at a value of the average price of the previous 90 days at the date of Closing (the “Shares”); (ii) a promissory note of the Company in the principal amount of $1,500,000, which is due upon the earlier of (a) twelve (12) months from issuance, or (b) immediately following a capital raise of no less than $4,000,000 and/or a public offering of no less than $4,000,000. The note was repaid in full in October 2021. Subsequent to the repayment of the note, the Shares were released from escrow.

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

On November 1, 2021, The Board of Directors adopted the 2021 Employee Stock Option Plan (the “Plan”). The Company has reserved 408,333 shares to issue and sell upon the exercise of stock options issued under the Plan. On November 3, 2021, the Company filed a Registration Statement on Form S-8, to register under the Securities Act of 1933, as amended, the 408,333 shares of common stock reserved for issuance under the Plan, and on October 12, 2022, a Post-Effective Amendment to the Form S-8 was filed with the SEC. On January 21, 2022, the Board approved options to purchase 190,751 shares of the Company’s common stock under the Plan issued to executive officers and directors of the Company at an exercise price of $4.16 ($4.58 per share for two of the officers as required by IRS rules). On August 1, 2022, the Board approved option grants previously approved by the Compensation Committee for an aggregate of 137,084 shares of common stock at exercise prices $4.09 or $4.50 per share depending on IRS rules as applicable to the recipient,, and on September 30, 2022, approved option issuances under the Plan for an aggregate of 35,000 shares of common stock at an exercise price of $3.59 per share for services provided by the independent directors, as previously approved by the Compensation Committee.

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

Years Ended January 31, 2023 and 2022

For the year ended January 31, 2023, we generated revenue of $2,079,609 and our costs of revenue were $1,329,200, resulting in a gross margin of $750,409. For the year ended January 31, 2022, we generated revenue of $1,422,154 and our costs of revenue were $917,844, resulting in a gross margin of $504,310 in the subsequent year. Our revenue for the year ended January 31, 2023, was derived from sales of $1,785,507 from our transdermal patch manufacturing segment and $294,102 from contract services from our 4P Therapeutics segment. The increase in revenue of $657,455 from the transdermal patch manufacturing segment is primarily due to an increase in demand which has continued in the subsequent year. The transdermal patch manufacturing segment increased its margin by 3% during the period.  Our cost of revenue for our contract research and development services represents our labor cost plus a modest amount of material costs which we passed on to the client. Our sales and cost of sales remained constant for our contract services compared to the prior year.

For the year ended January 31, 2023, our selling, general and administrative expenses were $3,916,041, primarily legal, accounting, administrative salaries and equity-based payments, compared to $4,022,824 for the year ended January 31, 2022. The amount remained relatively constant for the prior year.

During the years ended January 31, 2023 and 2022, the Company recorded an impairment expense of $327,326 and $2,180,836, respectively, due to a write down of Goodwill in connection with its Pocono acquisition. The write down of goodwill is attributable primarily to the effects of the pandemic. The valuation of the reporting unit does not exceed the carrying amount of goodwill using the value in use or the going concern premise.

During the year January 31, 2023, the Company incurred research and development expenses on its Aversa Fentanyl product of $982,227, primarily of salaries and development costs from Kindeva as compared to $411,383 for the year ended January 31, 2022.

During the year ended January 31, 2022, the Company incurred a gain on extinguishment of debt of $53,028, consisting primarily of forgiveness of a PPP loan. There was no gain on extinguishment of debt during the year ended January 31, 2023.

We incurred interest expense of $8,289 for the year ended January 31, 2023, as compared to $118,421 for the year ended January 31, 2022, primarily from the amortization of debt discounts.

As a result of the foregoing, we sustained a net loss of $4,483,474, or $(0.53) per share (basic and diluted) for the year ended January 31, 2023, compared with a loss of $6,372,715, or $(0.80) per share (basic and diluted) for the year ended January 31, 2022. The net loss for 2022 includes a deemed dividend of $196,589 from the settlement of a warrant round down.

Liquidity and Capital Resources

As of January 31, 2023, we had $1,985,440 in cash and cash equivalents and working capital of $1,945,132, as compared with cash and cash equivalents of $4,891,868 and working capital of $4,686,112 as of January 31, 2022. The Company received proceeds of approximately $8.8 million from the completion of its public offering, exercise of warrants and the sale of common stock during the year ended January 31, 2022.

For the year ended January 31, 2023, we used cash of $2,987,198 in our operations. The principal adjustments to our net loss of $4,483,474 were depreciation and amortization of $330,143, and stock-based compensation of $1,019,310, and goodwill impairment of $327,326.

For the year ended January 31, 2023, we used cash in investing activities of $79,304 primarily for the purchase of equipment.

For the year ended January 31, 2023, we provided cash in financing activities of $160,074, primarily from the proceeds of $296,875 from the exercise of warrants, offset from the purchase of treasury stock of $119,006. For the year ended January 31, 2022, we had cash flows of $7,630,693 from financing activities, primarily $9.4 million from the completion of our public offering, exercise of warrants, and gross proceeds from the sale of common stock offset by a payment on long-term debt of $1.5 million and the repurchase of treasury stock.

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

As of January 31, 2023, the Company had cash and cash equivalents of $1,985,440 and working capital of $1,945,132. For the year ended January 31, 2023, the Company incurred an operating loss of $4,483,474 and used cash flow from operations of $2,987,198. The Company has generated operating losses since its inception and has relied on sales of securities and issuance of third-party and related-party debt to support cash flow from operations. In October 2021, the Company consummated a public offering and received net proceeds of $5,836,230. The Company also received to date $2,942,970 proceeds from the exercise of warrants. The Company has used these proceeds to fund operations and will continue to use the funds as needed. In March 2023, the Company entered into a three-year $2,000,000 Creditline Note facility for $2 million which will permit the Company to draw on the credit line to fund the Company’s research and development of its Aversa Fentanyl product.

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

Accounts Receivable Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-applicable accounts. For the years ended January 31, 2023 and 2022, the Company recorded no bad debt expense for doubtful accounts related to account receivable.

Inventories

Inventories are valued at the lower of cost and reasonable value determined using the first-in, first-out (FIFO) method. Net realized value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The cost of finished goods and work in process is comprised of material costs, direct labor costs and other direct costs and related production overheads (based on normal operating capacity). As of January 31, 2023 and 2022, 100% of the inventory consists of raw materials.

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. In connection with the Company’s acquisition of 4P Therapeutics LLC in 2018, the Company recorded Goodwill of $1,719,235. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. During the years ended January 31, 2023 and 2022, the Company recorded an impairment charge of $327,326 and $2,180,836, respectively, reducing the Active Intelligence LLC Goodwill to $3,302,478. As of January 31, 2023 and 2022, Goodwill amounted to $5,021,713 and $5,349,039, respectively.

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of January 31, 2023, and 2022, there were 1,778,006 and 1,503,171 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company’s cash and cash equivalents are concentrated primarily in banks. At times, such deposits could be in excess of insured limits. Management believes that the financial institutions that hold the Company’s financial instruments are financially sound and, accordingly, minimal credit risk is believed to exist with respect to those financial interests. As of and for the year ended January 31, 2023, two customers accounted for 34% and 14% of the Company’s revenue and one customer accounted for 94% of accounts receivable. As of and for the year ended January 31, 2022, three customers accounted for 19%, 17% and 13% of the Company’s revenue and three customers accounted for 58%, 21% and 17% of accounts receivable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NUTRIBAND INC.

January 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nutriband Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nutriband Inc. (“the Company”) as of January 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Long-Lived Asset Impairment Assessment

Critical Audit Matter Description

As described in note 2 to the consolidated financial statements, the Company performs impairment testing for its long-lived assets when events or changes in circumstances indicate that its carrying amount may not be recoverable and exceeds its fair value. Due to challenging industry and economic conditions, the Company tested its long-lived assets during the year ended January 31, 2023. The Company’s evaluation of the recoverability of these long-lived asset groups involved comparing the undiscounted future cash flows expected to be generated by these long-lived asset groups to its their respective carrying amounts. The Company’s recoverability analysis requires management to make significant estimates and assumptions related to forecasted sales growth rates and cash flows over the remaining useful life of these long-lived asset groups.

We identified the evaluation of the recoverability analysis for these long-lived assets as a critical audit matter because of the significant estimates and assumptions management used in the related cash flow analysis. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the following:

●	Testing management’s process for developing the tests for recoverability.

●	Evaluating the appropriateness of the undiscounted cash flow models used by management.

●	Testing the completeness and accuracy of underlying data used in the undiscounted cash flow model.

●	Evaluating the significant assumptions used by management, including assumptions related to revenues, gross margin, other operating expenses and income taxes to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

●	Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the undiscounted cash flow model and underlying assumptions.

Goodwill Impairment Assessment

Critical Audit Matter Description

As described in note 2 to the consolidated financial statements, the Company tests goodwill for impairment annually at the reporting unit level, or more frequently, if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. Reporting units are tested for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount, not to exceed the associated carrying amount of goodwill. The Company’s annual impairment test occurred on January 31, 2023.

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

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the following:

●	Testing management’s process for developing the fair value estimate.

●	Evaluating the appropriateness of the discounted cash flow model used by management.

●	Testing the completeness and accuracy of underlying data used in the fair value estimate.

●	Evaluating the significant assumptions used by management including those related to revenues, gross margin, other operating expenses, income taxes, long term growth rate, and discount rate to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

●	Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the discounted cash flow model and underlying assumptions.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2016.

Draper, UT

April 25, 2023

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,985,440	$4,891,868
Accounts receivable	113,045	71,380
Inventory	229,335	131,648
Prepaid expenses	365,925	370,472
Total Current Assets	2,693,745	5,465,368

PROPERTY & EQUIPMENT-net	897,735	979,297

OTHER ASSETS:
Goodwill	5,021,713	5,349,039
Operating lease right of use asset	62,754	19,043
Intangible assets-net	780,430	926,913

TOTAL ASSETS	$9,456,377	$12,739,660

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$534,679	$639,539
Deferred revenue	162,903	106,267
Operating lease liability-current portion	31,291	19,331
Notes payable-current portion	19,740	14,119
Total Current Liabilities	748,613	779,256

LONG-TERM LIABILITIES:
Note payable-net of current portion	100,497	101,119
Operating lease liability-net of current portion	34,277	-
Total Liabilities	883,387	880,375

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 291,666,666 shares authorized; 7,843,150 shares issued at January 31, 2023 and 9,187,659 issued at January 31, 2022,7,833,150 and 9,154,846 shares outstanding as of January 31,2023 and 2022, respectively	7,833	9,155
Additional paid-in-capital	31,092,807	29,966,132
Accumulated other comprehensive loss	(304)	(304)
Treasury stock, 10,000 and 32,813 shares at cost, respectively	(32,641)	(104,467)
Accumulated deficit	(22,494,705)	(18,011,231)
Total Stockholders' Equity	8,572,990	11,859,285

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,456,377	$12,739,660

See notes to consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	January 31,
	2023	2022

Revenue	$2,079,609	$1,422,154

Costs and expenses:
Cost of revenues	1,329,200	917,844
Research and development	982,227	411,383
Goodwill impairment	327,326	2,180,836
Selling, general and administrative	3,916,041	4,022,824
Total Costs and Expenses	6,554,794	7,532,887

Loss from operations	(4,475,185)	(6,110,733)

Other income (expense):
Gain on extinguishment of debt	-	53,028
Interest expense	(8,289)	(118,421)
Total other income (expense)	(8,289)	(65,393)

Loss before provision for income taxes	(4,483,474)	(6,176,126)

Provision for income taxes	-	-

Net loss	(4,483,474)	(6,176,126)

Deemed dividend related to warrant round-down	-	(196,589)

Net loss attributable to common shareholders	$(4,483,474)	$(6,372,715)

Net loss per share of common stock-basic and diluted	$(0.53)	$(0.80)

Weighted average shares of common stock outstanding - basic and diluted	8,459,547	7,932,895

Other Comprehensive Loss:

Net loss	$(4,483,474)	$(6,372,715)

Foreign currency translation adjustment	-	-

Total Comprehensive Loss	$(4,483,474)	$(6,372,715)

See notes to consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Subscription	Treasury
Year Ended January 31, 2023	Total	shares	Amount	Capital	Income(Loss)	Deficit	Payable	Stock
Balance, February 1, 2022	$11,859,285	9,154,846	$9,155	$29,966,132	$(304)	$(18,011,231)	$-	$(104,467)

Exercise of warrants	296,875	55,417	56	296,819	-	-	-	-

Common stock returned in settlement	-	(1,400,000)	(1,400)	1,400	-	-	-	-

Treasury stock issued for services	113,155	33,471	32	3,746	-	-	-	109,377

Treasury stock and warrants issued for termination agreement	174,025	25,000	25	92,545	-	-	-	81,455

Treasury stock repurchased	(119,006)	(35,584)	(35)	35	-	-	-	(119,006)

Options issued for services	732,130	-	-	732,130	-	-	-	-

Net loss for the year ended January 31, 2023	(4,483,474)	-	-	-	-	(4,483,474)	-	-

Balance, January 31, 2023	$8,572,990	7,833,150	$7,833	$31,092,807	$(304)	$(22,494,705)	$-	$(32,641)

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Subscription	Treasury
Year Ended January 31, 2022	Total	shares	Amount	Capital	Income(Loss)	Deficit	Payable	Stock
Balance, February 1, 2021	$7,111,946	7,303,974	$7,304	$18,870,051	$(304)	$(11,835,105)	$70,000	$-

Proceeds from sale of common stock and warrants in public offering	5,836,230	1,232,000	1,232	5,834,998	-	-	-	-

Proceeds from exercise of warrants	2,942,970	457,795	458	2,942,512	-	-	-	-

Cashless exercise of warrants	-	17,347	17	(17)	-	-	-	-

Issuance of common stock for notes payable	100,000	20,046	20	99,980	-	-	-	-

Common stock issued for settlement of liabilities	144,000	28,749	29	143,971	-	-	-	-

Warrants issued for services	365,000	-	-	365,000	-	-	-	-

Common stock issued for proceeds and in payment for license	640,000	94,962	95	699,905	-	-	(60,000)	-

Common stock issued for services	466,900	32,786	33	476,867	-	-	(10,000)	-

Treasury stock repurchased	(104,467)	(32,813)	(33)	33	-		-	(104,467)

Employee stock options issued for services	532,832	-	-	532,832	-	-	-	-

Settlement of warrant round down	196,589	-	-	196,589	-	-	-	-

Deemed dividend for warrants	(196,589)	-	-	(196,589)	-	-	-	-

Net loss for the year ended January 31, 2022	(6,176,126)	-	-	-	-	(6,176,126)	-	-

Balance, January 31, 2022	$11,859,285	9,154,846	$9,155	$29,966,132	$(304)	$(18,011,231)	$-	$(104,467)

See notes to consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	January 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,483,474)	$(6,176,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	330,143	308,741
Amortization of debt discount	-	97,477
Amortization of right of use asset	38,813	9,522
(Gain) loss on extinguishment of debt	-	(53,028)
Stock-based compensation-options	732,130	532,832
Stock-based compensation-warrants	0	365,000
Treasury stock and warrants issued for termination agreement	174,025	-
Treasury stock issued for services	113,155	-
Goodwill impairment	327,326	2,180,836
Common stock issued for services	-	466,900
Changes in operating assets and liabilities:
Accounts receivable	(41,665)	42,967
Prepaid expenses	4,547	(370,472)
Inventories	(97,687)	(78,800)
Deferred revenue	56,636	19,421
Operating lease liability	(36,287)	(9,234)
Accounts payable and accrued expenses	(104,860)	(145,259)
Net Cash Used In Operating Activities	(2,987,198)	(2,809,223)

Cash flows from investing activities:
Purchase of equipment	(79,304)	(81,595)
Net Cash Used in Investing Activities	(79,304)	(81,595)

Cash flows from financing activities:
Proceeds from sale of common stock	-	583,000
Proceeds from sale of common stock in public offering	-	5,836,230
Proceeds from the exercise of warrants	296,875	2,942,970
Payment on note payable	(17,795)	(5,496)
Payment on related party note payable	-	(1,500,000)
Payment on finance leases	-	(121,544)
Purchase of treasury stock	(119,006)	(104,467)
Net Cash Provided by (used in) Financing Activities	160,074	7,630,693

Effect of exchange rate on cash	-	-

Net change in cash	(2,906,428)	4,739,875

Cash and cash equivalents - Beginning of period	4,891,868	151,993

Cash and cash equivalents - End of period	$1,985,440	$4,891,868

Supplementary information:

Cash paid for:
Interest	$4,266	$18,598

Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common stock returned in settlement	$1,400	$-
Common stock issued for settlement of notes payable	$-	$100,000
Common stock issued for prepaid consulting	$-	$400,000
Non-cash payment for license agreement	$-	$57,000
Common stock issued for subscription payable	$-	$70,000
Adoption of ASC 842 Operating lease asset and liability	$94,134	$28,565
Promissory note on equipment purchase	$22,794	$-
Settlement of liabilities for common stock	$-	$144,000
Deemed dividend in connection with warrant round down	$-	$196,589
Cashless exercise of warrant	$-	$15

See notes to consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

as of and for the Years Ended January 31, 2023 and 2022

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

As of January 31, 2023, the Company had cash and cash equivalents of $1,985,440 and working capital of $1,945,132. For the year ended January 31, 2023, the Company incurred an operating loss of $4,483,474 and used cash flow from operations of $2,987,198. The Company has generated operating losses since its inception and has relied on sales of securities and issuance of third-party and related-party debt to support cash flow from operations. In October 2021, the Company consummated a public offering and received net proceeds of $5,836,230. The Company also received to date $3,239,845 proceeds from the exercise of warrants. The Company has used these proceeds to fund operations and will continue to use the funds as needed. In March 2023, the Company entered into a three-year $2,000,000 Credit Line Note facility which will permit the Company to draw down on the credit line to fund the Company’s research and development of its Aversa product.

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

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments that have a maturity of three months or less.

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

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by type and by geographical location. See the tables:

	Years Ended
	January 31,
	2023	2022
Revenue by type
Sale of goods	$1,785,507	$1,179,620
Services	294,102	242,534
Total	$2,079,609	$1,422,154

	Years Ended
	January 31,
	2023	2022

Revenue by geographic location:
United States	$2,079,609	$1,335,554
Foreign	-	86,600
	$2,079,609	$1,422,154

Accounts receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-applicable accounts. For the years ended January 31, 2023 and 2022, the Company recorded no bad debt expense for doubtful accounts related to account receivable.

Inventories

Inventories are valued at the lower of cost and reasonable value determined using the first-in, first-out (FIFO) method. Net realized value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The cost of finished goods and work in process is comprised of material costs, direct labor costs and other direct costs and related production overheads (based on normal operating capacity). As of January 31, 2023, total inventory was $29,335, consisting of work in process of $11,021 and raw materials of $218,334. As of January 31, 2022, 100% of the inventory consists of raw materials.

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. In connection with the Company’s acquisition of 4P Therapeutics LLC in 2018, the Company recorded Goodwill of $1,719,235. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. During the years ended January 31, 2023 and 2022, the Company recorded an impairment charge of $327,326 and $2,180,836, respectively, reducing the Active Intelligence LLC Goodwill to $3,302,478. As of January 31, 2023 and 2022, Goodwill amounted to $5,021,713 and $5,349,039, respectively.

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of January 31, 2023, and 2022, there were 1,778,006 and 1,503,171 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company’s cash and cash equivalents are concentrated primarily in banks. At times, such deposits could be in excess of insured limits. Management believes that the financial institutions that hold the Company’s financial instruments are financially sound and, accordingly, minimal credit risk is believed to exist with respect to those financial interests. As of and for the year ended January 31, 2023, two customers accounted for 34% and 14% of the Company’s revenue and one customer accounted for 94% of accounts receivable. As of and for the year ended January 31, 2022, three customers accounted for 19%, 17% and 13% of the Company’s revenue and three customers accounted for 58%, 21% and 17% of accounts receivable.

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

The carrying value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, prepaid expenses, inventories, deferred revenue, accounts payableand accrued expenses approximate their fair value due to the short maturities of these financial instruments.

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

3.	PROPERTY AND EQUIPMENT

	January 31,
	2023	2022
Lab equipment	$144,585	$144,585
Machinery and equipment	1,240,628	1,138,530
Furniture and fixtures	19,643	19,643
	1,404,856	1,302,758
Less: Accumulated depreciation	(507,121)	(323,461)
Net Property and Equipment	$897,735	$979,297

Depreciation expense amounted to $183,660 and $178,924 for the years ended January 31, 2023 and 2022, respectively. During the years ended January 31, 2023 and 2022, depreciation expenses of $139,689 and $113,000, respectively, have been allocated to cost of goods sold.

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

There is no U.S. tax provision due to losses from U.S. operations for the years ended January 31, 2023 and 2022. Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities. The principal item giving rise to deferred taxes is the net operating loss carryforward in the U.S. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has set up a valuation allowance for losses for certain carryforwards that it believes may not be realized.

The provision for income taxes consists of the following:

Years Ended
January 31,
	2023	2022
Current
Federal	$-	$-
Foreign	-	-

Deferred
Federal	-	-
Foreign	-	-

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

	Years Ended
	January 31,
	2023	2022
Book income (loss from operations)	$(941,530)	$(1,296,987)
Common stock issued for services	168,768	286,594
Impairment expense	68,738	457,976
Unused operating losses	704,024	552,417
Income tax expense	$-	$-

As of January 31, 2023, the Company recorded a deferred tax asset associated with a net operating loss (“NOL”) carryforward of approximately $11,000,000 that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize those benefits in the foreseeable future. The Company’s NOL expires in 2040. The tax effect of the valuation allowance increased by approximately $1,000,000 during the year ended January 31, 2023. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) significantly revised U.S. corporate income tax law by, among other things, reducing the corporate rate from 34% to 21%. Because the Company recognizes a valuation allowance for the entire balance, there is no net impact to the Company’s balance sheet or results of operations.

The types of temporary differences between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

	January 31,
	2023	2022

Net operating loss carryforward (expire through 2039)	$(2,316,748)	$(1,612,724)
Stock issued for services	(1,299,882)	(1,131,114)
Intangible impairment expense	(1,051,714)	(982,976)
Valuation allowance	4,668,344	3,726,814
Net deferred taxes	$-	$-

5.	NOTES PAYABLE

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

Active Intelligence, the Company’s newly acquired subsidiary, entered into an agreement with the Carolina Small Business Development Fund for a line of credit of $160,000 due October 16, 2029, with interest of 5% per year. The amount assumed was $139,184. The loan requires monthly payments of principal and interest of $1,697. During the year ended January 31, 2022, principal and interest payments of $8,344 were forgiven under the Cares Act. The amount, $8,344, has been recorded as a gain on the forgiveness of debt. During the year ended January 31, 2023, the Company made $13,611 of principal payments. As of January 31, 2023, the amount due was $100,627, of which $15,344 is current.

On April 3, 2022, the Company entered into a retail installment agreement for the purchase of an automobile. The contract price was $32,274, of which $22,794 was financed. The agreement is for five years bearing interest at 2.95% per annum with payments of $495 per month. The loan is secured by automobile. As of January 31, 2023, the amount due was $19,610 of which $4,396 is current.

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

Interest expense for the year ended January 31, 2023, was $6,289. Interest expense for the year ended January 31, 2022, was $118,421 including the amortization of debt discount of $97,477 and interest expense of $20,944.

6.	INTANGIBLE ASSETS

As of January 31, 2023 and 2022, intangible assets consisted of intellectual property and trademarks, customer base, and license agreement, net of amortization, as follows:

	January 31,
	2023	2022
Customer base	$314,100	$314,100
License agreement	-	50,000
Intellectual property and trademarks	817,400	817,400

Total	1,131,500	1,181,500

Less: Accumulated amortization	(351,070)	(254,587)
Net Intangible Assets	$780,430	$926,913

In February 2021, the Company acquired an IP license for $50,000, see Note 10- “Rambam Agreement” for further discussion regarding the license agreement. The value of the intangible assets, consisting of intellectual property, license agreement and customer base has been recorded at their fair value by the Company and are being amortized over a period of three to ten years. The Company terminated the license agreement in October 2022. The Company issued 25,000 shares of its common stock from its treasury shares held by the Company and warrants to purchase 25,000 shares at an exercise price of $7.50 per share as part of the termination agreement. The Company recorded a termination expense of $174,025 during the year ended January 31, 2023 which is included in selling and administrative expenses. The Company expensed the balance of the agreement of $33,334 during the year ended January 31, 2023, which is included in selling, general and administrative expenses. Amortization expense for the years ended January 31, 2023, and 2022 was $146,483 and $129,817, respectively.

Year Ended January 31,
2024	$113,109
2025	113,109
2026	113,109
2027	113,109
2028	113,109
2029 and thereafter	214,885
$780,430

7.	RELATED PARTY TRANSACTIONS

a)	In connection with the acquisition of Pocono, the Company recorded various transactions and operations through Pocono Coated Products LLC, of which Mike Myer was a member and a related party. During the year ended January 31, 2022, the Company was advanced $7,862 in finance payments. As of January 31, 2022, the balance due Pocono was paid in full. The Company also issued a note in the amount of $1,500,000 to Pocono Coated Products LLC. In October 2021, the related party note payable was repaid. See Note 5 for further discussion.

b)	In May 2022, the Company issued stock awards to the Company’s CEO and independent members of the Board of Directors. The CEO received 11,667 shares and the four directors received 1,167 shares each. The Company recorded compensation expense of $53,200 in connection with the issuance of the shares.

c)	On August 2, 2022, options to purchase 137,084 shares of the Company’s common stock were issued to executives of the Company at prices of $4.09 and $4.50 per share. The options vest immediately and expire in three years. The fair value of the options issued for services amounted to $399,075 and was expensed during the year ended January 31, 2023.

d)	On September 30, 2022, options to purchase 35,000 shares of the Company’s common stock were issued to the independent directors of the Company at a price of $3.59 per share. The options vest immediately and expire in five years. The fair value of the options issued for services amounted to $85,995 and was expensed during the year ended January 31, 2023.

e)	On December 7, 2022, options to purchase 107,500 shares of the Company’s common stock were issued to executives of the Company at prices of $3.53 and $3.88 per share. The options vest immediately and expire in three years. The fair value of the options issued amounted to $245,170 and was expensed during the year ended January 31, 2023.

8.	STOCKHOLDERS’ EQUITY

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

On July 26, 2022, the Company effected a 7-for-6 forward stock split pursuant to which each shareholder of record as of the August 12, 2022, record date received one (1) additional share for each six (6) shares held as of the record date.

On August 4, 2022, the Company amended its Articles of Incorporation to increase its authorized common shares from 250,000,000 authorized shares to 291,666,666 authorized shares.

Activity during the Year Ended January 31, 2023

(a)	In March and May 2022, the Company purchased 35,584 shares of its common stock for $119,006 and recorded the purchase as Treasury Stock. In May and December 2022, the Company issued 33,397 shares of stock awards to management, directors and employees from the treasury shares and recorded the fair value of the compensation expense of $113,155. In December 2022, the Company issued 25,000 shares from the treasury shares to non-employees in connection of the termination of the Rambam license agreement. As of January 31, 2023, the Company holds 10,000 of its shares comprising the $32,641 of treasury stock.

(b)	On July 29, 2022, the Company received proceeds of $296,875 from the exercise of warrants and issued 55,417 shares of common stock.

(c)	In July 2022, the Company cancelled 1,400,000 shares received in connection with the settlement of a lawsuit. See Note 10 for further information.

Activity during the Year Ended January 31, 2022

(a)	On February 25, 2021, in connection with the Company’s License Agreement with Rambam, pursuant to a Stock Purchase Agreement with BPM Inno Ltd (“BPM”), the Company issued 94,962 shares of common stock to BPM and received proceeds of $700,000 to be applied to product development expenses under the License Agreement. The Company entered into the Stock Purchase Agreement with BPM in December 2020 and received a payment of $60,000 which is included in Stockholders’ Equity as Subscription Payable in the Company’s consolidated balance sheet as of January 31, 2021. In February 2021, BPM advanced a payment for the Company to Rambam in the amount of $57,000 for the license fee. The balance of the funds of $583,000 was received in February 2021. On February 15, 2021, the Company issued 14,583 shares of common stock, valued at $350,000, for consulting fees in connection with the Rambam License Agreement discussed in Note 10.

(b)	On February 25, 2021, the Company issued 6,536 shares of common stock, valued at $60,000, for consulting services pursuant to a consultant agreement commencing December 1, 2020. The Company has reflected $10,000 representing 1,090 shares as Subscription Payable in the Stockholders’ Equity in the Company’s consolidated balance sheet as of January 31, 2021.

(c)	On October 5, 2021, the Company, having been approved for the listing of its common stock on The Nasdaq Capital Market effective October 1, 2021, consummated a public offering (the “IPO”) of units (the “Units”), of common stock and warrants that were offered in the IPO on The Nasdaq Capital Market, which included 1,232,000 (each a “Unit”), each Unit consisting of one share of common stock, par value $0.001 per share, and one warrant (each a “Warrant”) at a price of $5.36 per Unit. Each Warrant is immediate exercisable, will entitle the holder to purchase one share of common stock at an exercise price of $6.43 and will expire five (5) years from the date of issuance. The underwriters’ over-allotment option was exercised for 184,800 warrants to purchase shares of common stock bringing to total net proceeds to the Company from the IPO to $5,836,230. The shares of common stock and Warrants are separately transferred immediately upon issuance.

(d)	During the year ended January 31, 2021, the Company issued 457,795 shares of its common stock and received proceeds of $2,942,970 from the exercise of 457,795 public warrants.

(e)	On October 25, 2021, the Company issued 20,005 shares of its common stock in exchange for the extinguishment of debt in the amount of $100,000. See Note 5 for further details.

(f)	On October 25, 2021, the Company issued 28,749 shares, valued at $144,000, for consulting services in connection with research and development expenses. The shares were issued in settlement of liabilities.

(g)	On October 5, 2021, in connection with the Company’s IPO, two former debtholders were issued an additional 84,233 warrants at an exercise of $5.36 per share in accordance with the anti-dilution provisions of their agreement. The fair value of the warrants issued amounted to $196,589 and the Company recorded the transaction as adeemed dividend related to the warrant round down. In October 2021, one of the debtholders exercised 42,117 warrants as a cashless warrant and was issued 17,381 shares of common stock.

(h)	In December 2021, the Company purchased 32,813 shares of its common stock for $104,467 and recorded the purchase as Treasury Stock as of January 31, 2022.

(i)	In January 2022, the Company issued 11,667 shares, valued at $66,900 for services in connection with investor relations for the Company.

9.	OPTIONS and WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company’s common stock issued to management (87,500 warrants were issued to the Chief Financial Officer) and non-employees of the Company during the year ended January 31, 2022. The Company issued 25,000 warrants to non-employees during the year ended January 31, 2023, in connection with the termination of the RAMBAM license agreement. See Note 6 for further information.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2021	165,466	$11.99	2.16 years	$-

Granted	1,770,068	6.19	4.70 years	-

Expired/Cancelled	-	-	-	-

Exercised	(499,912)	6.43	-	-

Outstanding, January 31, 2022	1,435,622	6.91	3.93 years	-

Granted	25,000	7.50	5.00 years	-

Expired/Cancelled	(97,534)	5.36	-	-

Exercised	(55,417)	5.36	-	-

Outstanding- January 31, 2023	1,307,671	$6.43	3.34 years	$-

Exercisable - January 31, 2023	1,307,671	$6.43	3.34 years	$-

The following table summarizes additional information relating to the warrants outstanding as of January 31, 2023:

		Weighted Average	Weighted Average		Weighted Average
Range of Exercise	Number	Remaining Contractual	Exercise Price for	Number	Exercise Price for	Intrinsic
Prices	Outstanding	Life(Years)	Shares Outstanding	Exercisable	Shares Exercisable	Value

$12.00	54,633	0.24	$12.00	54,633	$12.00	$-
$6.43	1,082,205	3.68	$6.43	1,082,205	$6.43	$-
$4.20	145,833	1.73	$4.20	145,833	$4.20	$-
$7.50	25,000	4.77	$7.50	25,000	$7.50	$-

Options

The following table summarizes the changes in options outstanding and the related price of the shares of the Company’s common stock issued to employees of the Company. See Note 7 for the issuance of related party options.

On November 1, 2021, the Board of Directors adopted the 2021 Employee Stock Option Plan (the “Plan”). The Company has reserved 408,333 shares to issue and sell upon the exercise of stock options. In accordance with the Plan, on February 1, 2022, the Company reserved an additional 233,333 shares. The options vest and expire as determined by the Board of Directors. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options (“ISO’s”) under Section 422 of the Internal Revenue Code of 1986 (the “Code”) or which are not (“non-ISO’s”) intended to qualify as Incentive Stock Options thereunder. The Plan also provides for restricted stock awards representing shares of common stock that are issued subject to such restrictions on transfer and other incidents of ownership and such forfeiture conditions as the Board of Directors, or the committee administering the Plan composed of directors who qualify as “independent” under Nasdaq rules, may determine. On November 3, 2021, the Company filed a Registration Statement on Form S-8, to register under the Securities Act of 1933, as amended the 408,333 shares of common stock reserved for issuance under the Plan. As of January 31, 2023, 171,331 shares remain in the Plan.

During the year ended January 31, 2023, 279,584 options to purchase shares of the Company’s common stock were issued to executive officers and directors of the Company at prices of $3.59 to $4.50 per share. The options vest immediately and expire three-five years from the date of issuance. The fair value of the options issued for services amounted to $732,130 and was recorded during the year ended January 31, 2023. The Company used the Black-Scholes valuation model to record the fair value. The valuation model used a dividend rate of 0%; expected term of 1.5 years; volatility rate of 152.10-174.45%; and a risk-free rate of 3%.

On January 21, 2022, 190,751 options to purchase shares of the Company’s common stock were issued to executive officers and directors of the Company at prices of $4.16 and $4.58 per share. The options vest immediately and expire on January 21, 2025. The fair value of the options issued for services amounted to $532,832 and was recorded during the year ended January 31, 2022. The Company used the Black-Scholes valuation model to record the fair value. The valuation model used a dividend rate of 0%; expected term of 1.5 years; volatility rate of 162.69%; and a risk-free rate of 1.01%.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2021	-	$-	-

Granted	190,751	4.26	2.97 years	-

Expired/Cancelled	-	-	-

Exercised	-	-	-

Outstanding, January 31, 2022	190,751	-	-

Granted	279,584	3.93	3.00 years	-

Expired/Cancelled	-	-	-

Exercised	-	-	-

Outstanding- January 31, 2023	470,335	$4.13	2.53 years	$2,100

Exercisable - January 31, 2023	470,335	$4.13	2.53 years	$2,100

The following table summarizes additional information relating to the options outstanding  as of January 31, 2023:

		Weighted Average	Weighted Average		Weighted Average
Range of Exercise	Number	Remaining Contractual	Exercise Price for	Number	Exercise Price for	Intrinsic
Prices	Outstanding	Life(Years)	Shares Outstanding	Exercisable	Shares Exercisable	Value

$4.58	46,666	2.48	$4.58	46,666	$4.58	$-
$4.16	144,085	1.97	$4.16	144,085	$4.16	$-
$4.50	58,334	1.97	$4.50	58,334	$4.50	$-
$4.09	78,750	2.50	$4.09	78,750	$4.09	$-
$3.59	35,000	2.50	$3.59	35,000	$3.59	$2,100
$3.75	57,500	2.85	$3.75	57,500	$3.75	$-
$4.12	50,000	2.85	$4.12	50,000	$4.12	$-

10.	SEGMENT REPORTING

We organize and manage our business by the following two segments which meet the definition of reportable segments under ASC 280-10, Segment Reporting:

4P Therapeutics and Pocono Pharmaceuticals. These segments are based on the customer type of products or services provided and are the same as our business units. Separate financial information is available and regularly reviewed by our chief-decision maker, who is or chief executive officer, in making resource allocation decisions for our segments. Our chief-decision maker evaluates segment performance to the GAAP measure of gross profit.

	January 31,
	2023	2022

Net sales
Pocono Pharmaceuticals	$1,785,597	$1,179,620
4P Therapeutics	294,102	242,534
	2,079,699	1,422,154

Gross profit
Pocono Pharmaceuticals	726,702	595,087
4P Therapeutics	23,702	(40,777)
	750,404	554,310

Operating expenses
Selling, general and administrative-Pocono Pharmaceuticals	577,930	556,204
Selling, general and administrative-4P Therapeutics	103,181	96,079
Corporate overhead	3,234,930	3,370,541
Research and development-4P Therapeutics	982,227	411,383
Goodwill impairment-Pocono Pharmaceuticals	327,326	2,180,836
	5,225,594	6,615,043

Depreciation and Amortization
Pocono Pharmaceuticals	$264,156	$220,524
4P Therapeutics	65,987	88,217
	$330,143	$308,741

The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere.

	Year Ended
	January 31,
	2023	2022

Net sales:
United States	$2,079,699	$1,335,554
Outside the United States	-	86,600
	$2,079,699	$1,422,154

Property and equipment, net of accumulated depreciation
United States	$897,735	$979,297
Outside the United States	-	-
	$897,735	$979,297
Assets:
Corporate	$1,745,731	$4,750,937
Pocono Pharmaceuticals	5,400,814	5,639,178
4P Therapeutics	2,309,832	2,349,548
	$9,456,377	$12,739,660

11.	COMMITMENTS AND CONTIGENCIES

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

The Company had entered into a prior agreement, dated November 13, 2020, with BPM Inno Ltd., Kiryat, Israel (“BPM”), that, in consideration of BPM’s introduction of Rambam to the Company, provided for BPM to have the rights as the exclusive of agent of the Company with Rambam and any other parties similarly introduced by BPM, and for a commission payable to BPM by the Company of 4.5% of revenues received by the Company resulting from the introduction of Rambam (and any other companies as to which the exclusive agency of BPM was in effect), and for BPM’s payment of a royalty to Rambam. If the Company fails to commercialize the medical products subject to the License Agreement with Rambam within 36 months, under the November 13, 2020 agreement, BPM and the Company would share 50/50 in the revenues generated from sales of the licensed products from Rambam. This agreement further provides that it will be effective for a period of 10 years, with either party having the right to terminate on notice given 30 days prior to the desired termination, and also provided for certain territorial distribution rights of BPM as are set forth in the March 10, 2021 Distribution Agreement between the Company and BPM. As of January 31, 2023, no revenues have been earned and royalties have been accrued. On November 22, 2022, the Company and BPM entered into a termination agreement abandoning all elements of the distribution agreement dated January 15, 2021 between the parties. The Company issued 25,000 shares of its common stock from its treasury shares held by the Company and warrants to purchase 25,000 shares at an exercise price of $7.50 per share as part of the termination agreement. The Company recorded a termination expense in selling and administrative of approximately$175,000 during the year ended January 31, 2023.

BPM Distribution and Stock Purchase Agreements

On March 10, 2021, the Company finalized the Distribution Agreement with BPM, providing for distribution of the medical products developed and produced under the License Agreement. Under the Distribution Agreement, BPM has the right to distribute the medical products in Israel and has a right of first refusal in relation to all other countries/states, other than United States, Korea, China, Vietnam, Canada and Ecuador, which are termed excluded countries. The distribution was terminated November 22, 2022.

Kindeva Drug Delivery Agreement

On January 4, 2022, the Company signed a feasibility agreement with Kindeva Drug Delivery, L.P. (“Kindeva”) to develop Nutriband’s lead product, AVERSAL Fentanyl, based on its proprietary AVERSAL abuse deterrent transdermal technology and Kindeva’s FDA-approved transdermal fentanyl patch (fentanyl transdermal system). The feasibility agreement provides for on adapting Kindeva’s commercial transdermal manufacturing process to incorporate AVERSAI technology in the fentanyl transdermal system.

The agreement will remain in force until the earlier of: (1) the completion of the work and deliverables under the Workplan; or (2) two (2) years after the Effective Date, after which time the agreement will expire.

The estimated cost to complete the feasibility Workplan is approximately $2.1 million and the timing to complete will be between eight to fifteen months. Nutriband made an advance deposit of $250,000 in January 2022, to be applied against the final invoice. The Workplan has commenced in February 2022, and the parties believe the Workplan will be completed in the time estimated in the agreement. As of January 31, 2023, the Company has incurred expenses of $737,654 and the deposit of $250,000 is included in prepaid expenses.

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

MDM Worldwide Agreement

In September 2022, the Company entered into a public relations agreement with MDM Worldwide. In connection with the agreement, the Company agreed to issue 20,000 options to MDM Worldwide. The terms of the options have not yet been agreed and the Company will issue the options when the exercise price and term are finalized.

12.	SUBSEQUENT EVENTS

(a)	On March 19, 2023, the Company entered into a Credit Line Note agreement with TII Jet Services LDA, a shareholder of the Company, for a credit facility of $2 million. Outstanding advances under the Note bears interest at 7% per annum. The promissory note is due and payable in full on March 19, 2025. Interest is payable annually on December 31 of each year during the term of the Note. In March 2023, the Company was advanced $50,000 on the Note.

(b)	On March 7, 2023, the Company issued 30,000 warrants to purchase the Company’s common shares to Barandnic Holdings Ltd. for services provided. The warrants are exercisable @ $4.00 per share and expire five years from the date of issuance.

(c)	On March 13, 2023, the Company entered into a media advertising agreement Money Channel Inc.. The Company will pay a monthly fee and after can cancel the agreement. The Company, after 90 days, will also issue options to purchase 50,000 shares of common stock to at an exercise price of $4.00 per share to Money Channel, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of January 31, 2023, the end of the period covered by this annual report. The disclosure controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who are two of our three full-time employees. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function, our very limited staff, and our recent acquisition of 4P Therapeutics and Pocono Coated Products, which are principally responsible for our business operations and were privately owned when we acquired them, were not effective as of January 31, 2023, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of January 31, 2023, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements, (iii) a lack of segregation of duties within accounting functions, (iv) inadequate monitoring review controls in accounting for complex transactions. Therefore, our internal controls over financial reporting were not effective as of January 31, 2023.

Management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel, excessive reliance on third party consultants for accounting, financial reporting and related activities, and the lack of any separation of duties. During the past fiscal year, we have added qualified accounting personnel so the Company does not have to rely on third party consultants. The Company has established additional monitoring controls over the financial statements. We have also improved our internal controls to provide for a detailed accounting review of all revenue items, and accounts receivable and payable transactions in connection with the entry and categorization of each transaction in the preparation of the Company’s financial statements. As a result of these improvements, we are confident our financial statements as of January 31, 2023 and for the two years then ended, fairly present in all material respects our financial condition and results of operations for all that reporting period covered by this report.

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

Changes in Internal Control over Financial Reporting.

During the quarterly period ended January 31, 2023, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGRDING FOREIGH JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Set forth below are the name, age, position of and biographical information about each nominee, all of whom are currently directors and compromise our entire Board as of the record date.

Name	Age	Position
Gareth Sheridan	33	Chief Executive Officer and Director
Serguei Melnik	50	Chairman of the Board, President and Secretary
Mark Hamilton(1)(3)	38	Director
Radu Bujoreanu(1)(2)(3)	53	Director
Stefani Mancas(2)(3)	46	Director
Irina Gram(2)(1)	34	Director
Gerald Goodman	75	Chief Financial Officer
Alan Smith, Ph.D.	57	Chief operating officer and president of 4P Therapeutics
Patrick Ryan	37	Chief technical officer
Jeff Patrick, Pharm.D.	53	Chief scientific officer

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

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

Serguei Melnik, who was elected by the Board as President on October 8, 2021, serves as a member of the board of directors and is a co-founder of Nutriband Inc. Mr. Melnik has previously served as our chief financial officer and a director since January 2016. Mr. Melnik has been involved in general business consulting for companies in the U.S. financial markets and setting up a legal and financial framework for operations of foreign companies in the U.S. Mr. Melnik advised UNR Holdings, Inc. with regard to the initiation of the trading of its stock in the over-the-counter markets in the U.S. and has provided general advice with respect to the U.S. financial markets for companies located in the U.S. and abroad. From February 2003 to May 2005, he was the Chief Operations Officer and a Board member of Asconi Corporation, Winter Park, Florida, with regard to restructuring the company and listing it on the American Stock Exchange. Mr. Melnik from June 1995 to December 1996 was a lawyer in the Department of Foreign Affairs, JSC Bank “Inteprinzbanca,”, Chisinau, Moldova, and prior thereto practiced law in Moldova in various positions. Mr. Melnik is fluent in Russian, Romanian, English and Spanish.

Mark Hamilton, an independent director since July 2018, is an experienced director level professional who joined global consulting firm, Korn Ferry in 2020 as a Managing Consultant. Prior to moving into organizational consulting, Mark qualified as a Chartered Accountant in global advisory firm, BDO, where he spent 12 years advising some of Ireland’s most successful businesses. His work originated in corporate finance/corporate recovery and more recently, he spent 5 years leading BDO’s client management and sales function, as Head of Business Development. Mr. Hamilton is a Member of the Association of Chartered Accountants (ACA), since 2012. Mr. Hamilton’s accounting/consulting background and experience in corporate finance, restructuring, sales and talent assists us in his role as an independent Board member and Committee Chair. Mr. Hamilton has a very strong presence in the business community across jurisdictions, along with an accomplished track record in project management and business development. Educated at Terenure College, Mark went on to study a B.Sc. degree in Business & Management at Dublin Institute of Technology and subsequently received First Class Honours in his postgraduate degree, for which he specialized in Accountancy in 2009. In addition to his ACA qualification, Mark has also recently completed a diploma in Corporate Governance and is now a member of the Corporate Governance Institute which will assist him in his role as Independent Director, alongside his recent approval by the Central Bank of Ireland to act as an Independent Director to regulated entities.

Radu Bujoreanu has been a director since June 2019. Mr. Bujoreanu has been the owner and executive director of Consular Assistance, Inc., which provides assistance in obtaining visas for the Republic of Moldova and related services since December 2002, and he has been a real estate agent with Keller Williams Realty, Inc. since May 2019. Mr. Bujoreanu received his bachelor degree in international public law from the University of Moldova.

Prof. Dr. Stefani Mancas received a Ph. D. in Applied Mathematics from the University of Central Florida, with the dissertation topic "Dissipative solitons in the cubic-quintic complex Ginzburg-Landau equation: Bifurcations and Spatiotemporal Structure", for which Stefani won the Outstanding Dissertation Award. Currently, Stefani is a tenured full professor, and a researcher, in the Department of Mathematics at Embry-Riddle Aeronautical University in Daytona Beach. Stefani’s research areas are finding analytical solutions to nonlinear dissipative equations that can be reduced through Darboux transformations to Riccati or Abel equations. The focus is on Schrödinger equation, for which Stefani is using methods based on factorization, and variational formulation together with ansatz reduction with global minimizers of objective functions, applied to supersymmetric quantum mechanics. Additionally, Stefani is using the theory of elliptic functions with applications to problems in nonlinear optics, soliton theory, general relativity, and inflation, as well as optimization of the blockchain, and quantum cryptography. Stefani has been admitted to the Harvard Business Analytics Program at Harvard Business School, an 18-month program which will build the capabilities in technical, analytical, and operational areas that can be used to advance her career in the global market.

Irina Gram was elected as a director of the Company at the January 21, 2022 stockholders meeting. Irina is a new member of our Board, and is a Senior Financial Analyst at Thales IFEC, Melbourne, Florida. There she is responsible for financial planning, analysis and risk and opportunities reviews of multiple development and customer programs. From 2016 to 2017, she was a Project Engineering Coordinator at Thales IFEC, where she executed budgeting and forecasting activities with specialized focus on SFRD spending, interfaced with engineering team to monitor and report the performance of the financial impact of projects. From 2013 to 2016, she held various project management, accounting and reporting positions with Siemens Building Technology, Inc., Winter Park, Florida. She received a Bachelor’s Degree in Finance from the University of Central Florida, Orlando, Florida, where she graduated in May 2015, with honors, and received a Masters Degree in business administration from the University of Central Florida, Orlando, Florida, in May 2019.

Gerald Goodman has been our chief accounting officer since July 31, 2018 and was elected our Chief Financial Officer on November 12, 2020. Mr. Goodman is a certified public accountant and, since 2014, has practiced with his own firm, Gerald Goodman CPA P.C. From January 1, 2010 until December 31, 2014, Mr. Goodman practiced with Madsen & Associates, CPA’s Inc., Murray, Utah, and was a non-equity partner and managed the firm’s SEC practice. Mr. Goodman is a director of Lifestyle Medical Network, Inc., which provides management services to healthcare providers. From 1971 to 2010, Mr. Goodman was a partner in the accounting firm of Wiener, Goodman & Company P.C. Mr. Goodman is a 1970 graduate of Pennsylvania State University where he received a B.S. Degree in Accounting.

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

Paddy Ryan has been chief technical officer since February 2018. Having worked in the tech industry for 8 years, Paddy brings a fresh perspective and understanding to our team. From September 2019 to present Mr. Ryan served as director of digital agency for Trigger Media. From 2013 to 2016, Mr. Ryan worked as an online security analyst with Paddy Power Betfair Plc. From 2016 to 2017, Mr. Ryan was general manager at CRS Events setting up and organising One-Zero, the largest sports conference in Ireland. Mr Ryan served as head of technology for Irish agency Trigger Movement between 2017 and 2019. Mr Ryan serves as technical advisor for sports media brand, Pundit Arena, where he has advised on their technical development since 2012. Mr. Ryan also served as a digital consultant for Irish Aid Charity, Bóthar, where he worked on the development of the charity’s digital plans. Mr. Ryan has also consulted with Irish Local Government in County Limerick (Limerick County Council) regarding their digital activity in September 2018. Mr. Ryan has also assisted Swiss Company, SEBA Crypto AG, to develop their online presence in October 2018. Mr. Ryan is also a technical advisor for Irish dairy company, Arrabawn where he has assisted them with online strategies since 2017. Mr. Ryan has been involved in general technical consulting for startups and companies in Ireland for more than ten years. Mr. Ryan attended University College Dublin where he studied engineering and is working towards his Masters Degree in data analytics from National College of Ireland. Mr. Ryan also assisted in the development and launch of the Pandemic Action Network website in early 2020. As CTO, Paddy is responsible for Nutriband’s technology strategy and plays a key role in leading new initiatives. Mr. Ryan works for us on a part-time basis.

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

CORPORATE GOVERNANCE AND THE BOARD OF DIRECTORS

Board Leadership Structure and Risk Oversight

Gareth Sheridan serves as Chief Executive Officer and Serguei Melnik is serving as our Chairman and President. Our Chairman leads the Board of Directors in its discussions and has such other duties as are prescribed by the Board. As Chief Executive Officer, Mr. Sheridan is responsible for implementing the Company’s strategic and operating objectives and day-to-day decision-making related to such implementation.

The Board of Directors currently has three standing committees (audit, compensation, and nominating and corporate governance) that are chaired and composed entirely of directors who are independent under Nasdaq and SEC rules. Given the role and scope of authority of these committees, and that a majority of the members of the Board are independent, the Board of Directors believes that its leadership structure is appropriate. We select directors as members of these committees with the expectation that they will be free of relationships that might interfere with the exercise of independent judgement.

Our Board of Directors is our Company’s ultimate decision-making body, except with respect to those matters reserved to the stockholders. Our Board of Directors selects our senior management team, which is charged with the conduct of our business. Our Board of Directors also acts as an advisor and counselor to senior management and oversees its performance.

Board Composition

Our business and affairs are managed under the direction of our Board of Directors. The number of directors is determined by our board of directors, subject to the terms of our certificate of incorporation and bylaws. Our board of directors currently consists of six members, four of which are independent directors.

Meetings

Our Board of Directors held two meetings and acted by written consent eight times during 2023.

Committees of the Board of Directors

The board of directors has created three committees — the audit committee, the compensation committee and the nominating and corporate governance committee. Each of the committees has a charter which meets the Nasdaq Stock Market requirements and is composed of three independent directors.

Audit Committee

The audit committee is comprised of Mr. Hamilton, as chairman, Mr. Bujoreanu and Irina Gram. We believe that Mark Hamilton qualifies as an “audit committee financial expert” under the rules of the Nasdaq Stock Market. The audit committee oversees, reviews, acts on and reports on various auditing and accounting matters to the board, including: the selection of our independent accountants, the scope of our annual audits, fees to be paid to the independent accountants, the performance of our independent accountants and our accounting practices, all as set forth in our audit committee charter. The Audit Committee met three times in fiscal 2023.

Compensation Committee

The compensation committee is comprised of Irina Gram, Chairperson, Mr. Bujoreanu and Dr. Mancas. The compensation committee oversees the compensation of our chief executive officer and our other executive officers and reviews our overall compensation policies for employees generally as set forth in the audit committee charter. If so authorized by the board, the compensation committee may also serve as the granting and administrative committee under any option or other equity-based compensation plans which we may adopt. The compensation committee will not delegate its authority to fix compensation; however, as to officers who report to the chief executive officer, the compensation committee will consult with the chief executive officer, who may make recommendations to the compensation committee. Any recommendations by the chief executive officer are accompanied by an analysis of the basis for the recommendations. The committee will also discuss with the chief executive officer and other responsible officers the compensation policies for employees who are not officers. The compensation committee has the responsibilities and authority relating to the retention, compensation, oversight and funding of compensation consultants, legal counsel and other compensation advisers. The compensation committee members will consider the independence of such advisors before selecting or receiving advice from such advisors. The compensation committee met three times in fiscal 2023.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee, which is comprised of Dr. Mancas, Mark Hamilton and Mr. Bujoreanu, will identify, evaluate and recommend qualified nominees to serve on our board; develop and oversee our internal corporate governance processes, and maintain a management succession plan. The nominating and corporate governance committee met two times in fiscal 2023.

Risk Management

The Board has an active role, as a whole and also at the committee level, in overseeing management of our risks. The Compensation Committee of our Board is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. The Audit Committee of our Board oversees management of financial risks, under its charter it is to meet periodically and at least four times per year with management to review and assess the Company’s major financial risk exposures and the manner in which such risks are being monitored and controlled. The Nominating and Corporate Governance Committee of our Board is responsible for management of risks associated with the independence of the Board members and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is informed about such risks.

Independent Directors

Four of our directors, Mark Hamilton, Radu Bujoreanu, Stefani Mancas and Irina Gram are independent directors based on the NASDAQ definition of independent director.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than ten percent of our Common Stock, to file reports of ownership and changes of ownership of such securities with the SEC. Mr. Goodman, Dr. Smith, Dr. Patrick, Mr. Bujoreanu, and Ms. Gram have not yet filed their Form 3 reports.

On February 10, 2022, Serguei Melnik filed a late Form 4 with regard to a gift of common stock. On July5, 2022, Gareth Sheridan filed a late Form 5 with respect to the acquisition of shares of common stock. On July 5, 2022, Mr. Melnik filed a late Form 5 with respect to stock option compensation received by him as a director on January 21, 2022. On July 5, 2022, Mr. Sheridan filed a late Form 5 with respect to stock option compensation received by him as a director on January 21, 2022. On July 7, 2022, Mr. Sheridan filed a late Form 4 report an acquisition and disposition of shares of common stock.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The table below shows the compensation for services in all capacities we paid during the years ended January 31, 2023 and 2022, to the individuals serving as our principal executive officers during the last completed fiscal year and our other two most highly paid executive officers at the end of the last completed fiscal year (whom we refer to collectively as our “named executive officers”);

Name and Principal Position	Year	Salary $	Bonus Awards $	Stock Awards $	Option/ Awards(1) $	Incentive Plan Compensation $	Nonqualified Deferred Earnings $	All Other Compensation $	Total $

Gareth Sheridan,	2023	200,000		38,000	140,672				378,672
CEO(1)	2022	149,000	100,000		61,778	-	-	-	310,770

Serguei Melnik	2023	200,000			146,672				340,672
President	2022	149,000	100,000	-	61,778	-	-	-	310,770

Alan Smith	2023	179,000			57,490				236,490
Chief Operating Officer	2022	148,000	-	-	32,654	-	-	-	264,654

Gerald Goodman	2023	160,000	-		114,976	-		-	274,976
Chief Financial Officer	2022	120,135	-		32,654	-	-	-	152,789

1	During the year ended January 31, 2023, we issued to Gareth Sheridan, our CEO, 11,667 shares of common stock valued at $38,000, representing compensation for the year ended January 31, 2023.

Non-Employee Director Compensation Table

The table below shows the cash fees paid to our independent directors in connection with their service on our board of directors, and the stock option awards granted, during the fiscal year ended January 31, 2023.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Mark Hamilton	5,000	3,800	23,509				32,309
Radu Bujourneau	5,000	3,800	31,863				40,663
Stefani Mancas	5,000	3,800	23,509				32,309
Irina Gram	5,000	3,800	23,509				32,309

Employment Agreements with Company Officers

On January 21, 2022, the Board of Directors of the Company approved Employment Agreements with Gareth Sheridan, our Chief Executive Officer, Serguei Melnik, our President, Gerald Goodman, the Company’s Chief Financial Officer and Alan Smith, our Chief Operating Officer.

Each of the three Employment Agreements is effective February 1, 2022, for an initial term of three years, and the term is automatically extended for additional one-year periods if neither party gives notice of termination at least 90 days prior to the end of the initial term or any current additional one-year term.

The Employment Agreements with Mr. Sheridan and Mr. Melnik each provide for a base salary of $250,000 per year; the Employment Agreement with Mr. Goodman provides for a base salary of $210,000; and the agreement with Mr. Smith provides for a base salary $205,000. Effective August 1, 2022, the base compensation under these agreements was reduced as follows: Mr. Sheridan’s and Mr. Melnik’s agreements to $150,000; under Mr. Goodman’s. to $110,000; and under Mr. Smith’s to $155,000.

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

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Shares of Common Stock Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Gareth Sheridan, CEO	23,333	-	-	$4.58	January 21, 2025	-	-	-	-
	29,167			4.50	August 2, 2025
	25,000			4.12	December 8, 2025

Serguei Melnik, President	23,333	-	-	$4.58	January 21, 2025	-	-	-	-
	29,167			4.50	August 2, 2025
	25,000			4.12	December 8, 2025

Alan Smith, COO	11,667	-	-	$4.16	January 21, 2025	-	-	-	-
	11,667			4.09	August 2, 2025
	10,000			3.75	December 8, 2025

Gerald Goodman, CFO	87,500			$4.20	October 22, 2024
	11,667	-	-	4.16	January 21, 2025	-	-	-	-
	23,333	-	-	4.09	August 2, 2025	-	-	-	-
	20,000			3.75	December 8, 2025

(1)	The amounts reported represent the aggregate grant-date fair value of stock options awarded to certain directors in 2023, calculated in accordance with Financial Accounting Standards Board, Accounting Standards Codification Topic 718, or ASC Topic 718. The amounts presented do not correspond to the actual value that may be recognized by the named director upon vesting of the applicable awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information concerning the beneficial ownership of the Company’s common Stock by each director and nominee for director, certain executive officers, and by all directors and officers of the Company as a group as of April 26, 2023. In addition, the table provides information concerning the current beneficial owners, if any, known to the Company to hold more than five percent (5%) of the outstanding common Stock of the Company.

The amounts and percentage of stock beneficially owned are reported based on regulations of the securities and Exchange Commission (“SEC”) governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after October 17, 2022. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities in which he has no economic interest. The percentage of common stock beneficially owned is based on 7,843,150 shares of common stock outstanding as of April 26, 2023.

Name and Address(1) of Beneficial Owner	Shares of Common Stock Owned Directly	Shares of Derivative Securities Owned Beneficially	Total Beneficial Ownership Including Option Grants(5)	Percentage of Issued and Outstanding Common Stock
Gareth Sheridan	1,761,667	77,500	1,839,167	23.22%
Serguei Melnik(2)	832,999	77,500	910,499	11.34%
Stefani Mancas	16,480	16,083	32,563	*
Mark Hamilton	17,750	19,000	36,750	*
Radu Bujoreanu	15,750	18,833	34,583	*
Irina Gram	1,167	8,500	9,667	*
Dr. Jeff Patrick	36,612	45,000	81612	*
Patrick Ryan	12,347	33,334	45,681	*
Alan Smith	48,893	33,334	82,227	*
Gerald Goodman(3)	26,250	142,500	168,750	2.11%
All officers and directors as a group (10 individuals)	2,752,979	471,584	3,214,895	38.67%

*	Less than One (1%) Percent.
(1)	The address for each director and officer, unless indicated otherwise, is c/o Nutriband, Inc., 121 South Orange Ave., Suite 1500, Orlando, FL 32801.
(2)	Includes 29,167 shares owned by Mr. Melnik’s wife, as to which Mr. Melnik disclaims beneficial ownership, and 58,334 shares held under the UGMA for the benefit of his minor children.
(3)	Gerald Goodman holds 26,250 shares directly and has been granted three-year options under the Company’s 2021 Employee Stock Option Plan to purchase an aggregate of 55000 shares of common stock at exercise prices ranging from $4.09 per share to $4.20 per share. Mr. Goodman also was issued on October 22, 2021 a stock purchase warrant for the purchase of 87,500 shares of common stock, exercisable at $4.20 per share.

To our knowledge, all beneficial owners named in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On May 10, 2022 the Board approved the following stock grants to the listed officers and directors:

Date	No. of Shares	Name	Valuation
May 10, 2022	1,667 shares of common stock	Radu Bujoreanu, Director	$3,800
May 10, 2022	1,667 shares of common stock	Stefani Mancas, Director	$3,800
May 10, 2022	1,667 shares of common stock	Irina Gram, Director	$3,800
May 10, 2022	1,667 shares of common stock	Mark Hamilton, Director	$3,800
May 10, 2022	11,667 shares of common stock	Gareth Sheridan, CEO	$38,000

On August 16, 2022, the Board of Directors ratified and authorized the issuance the issuance of Option Award Agreements with respect option grants approved August 1, 2022 by the Compensation Committee, to officers and directors as set forth in the table below.

Name	No. of Shares
Gareth Sheridan, CEO	29,167	$4.50	Services rendered in fiscal 2023
Serguei Melnik, Chairman and President	29,167	$4.50	Services rendered in fiscal 2023
Gerald Goodman, Chief Financial Officer	23,333	$4.09	Services rendered in fiscal 2023
Alan Smith, Chief Operating Officer	11,667	$4.09	Services rendered in fiscal 2023
Jeff Patrick, Chief Scientific Officer	23,333	$4.09	Services rendered in fiscal 2023
Patrick Ryan, Chief Technical Officer	11,667	$4.09	Services rendered in fiscal 2023

On December 9, 2022, the newly-elected Board of Directors approved the following option grants and the issuance of Option Award Agreements with respect thereto to officers and directors as set forth in the table below.

Serguei Melnik	25,000	$4.12
Gareth Sheridan	25,000	$4.12
Gerald Goodman	20,000	$3.75
Patrick Ryan	10,000	$3.75
Jeff Patrick	10,000	$3.75
Alan Smith	10,000	$3.75

Independent Directors

Four of our directors, Mark Hamilton, Radu Bujoreanu, Stefani Mancas and Irina Gram are independent directors based on the NASDAQ definition of independent director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants, Sadler, Gibb & Associates, LLC, for each of our last two years for the categories of services indicated.

	Year Ended January 31
	2023	2022
Audit fees	$86,640	$69,250
Audit – related fees	6,500	12,200
Tax fees	-	-
All other fees	$-	$-

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

PART IV

ITEM 15. Exhibits.

Exhibit Number	Description
3.1A	Articles of Incorporation. (1)
3.1B	Amendment to Articles of Incorporation, filed May 12, 2016.(1)
3.1	Certificate of Amendment filed January 21, 2020. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 27, 2020).
3.1C	Certificate of Change, filed with the Nevada Secretary of State on August 4, 2022.(13)
3.2	By-laws(1)
3.2B	Amended and Restated By-Laws adopted January 21, 2022.(12)
4.3	Securities purchase agreement dated October 29, 2019 among the Company, Jefferson Street Capital LLC and Platinum Point Capital LLC(6)
4.4	Form of convertible 6% promissory note issued pursuant to Exhibit 4.3(6)
4.10	Form of Common Stock Purchase Warrant issued to Platinum Point Capital LLC and Jefferson Street Capital LLC(6)
4.14	2021 Employee Stock Option Plan.(11)
4.15	Form of Stock Option Grant Notice.(11)
10.1	Share exchange agreement dated January 15, 2016 by and among the Company, Nutriband Limited, an Ireland corporation, and Gareth Sheridan and/or his nominee(1)
10.4	Acquisition agreement dated April 5, 2018 between the Company and 4P Therepeutics LLC.(3)
10.5	Form of agreement with independent directors.(4)
10.6	Exclusive master distribution agreement dated April 13, 2018 between the Company and EMI-Korea (Best Choice), Inc.(4)
10.15	Employment Agreement, dated April 23, 2019, between Gareth Sheridan and the Company.(5)
10.16	Employment Agreement, dated April 23, 2019, between Serguei Melnik and the Company.(5)
10.17	Employment Agreement, dated February 19, 2019, between Jeffrey Patrick and the Company.(5)
10.18	Employment Agreement, dated January 1, 2018, between Sean Gallagher and the Company.(5)
10.19	Purchase Agreement, dated August 31, 2020, by and among the Company and Pocono Coated Products, LLC.(7)
10.20	Security Agreement, between the Company and Pocono Coated Products, LLC.(7)
10.21	Promissory Note Issued by the Company on August 31, 2020 to Pocono Coated Products, LLC.(7)
10.22	License Agreement, dated December 9, 2020, between the Company and Rambam Med-Tech Ltd.(8)
10.23	Distribution Agreement, dated March 26, 2021, between the Company and BPM Inno Ltd.(8)
10.24	Stock Purchase Agreement, dated December 7, 2020, between the Company and BPM Inno Ltd.(8)
10.25	Amendment No. 1 to Purchase Agreement, dated August 31, 2020, by and among the Company and Pocono Coated Products, LLC(8a)
10.26	Services Agreement dated October 4, 2021, between Active Intelligence, LLC and Diomics Corporation.(10)
10.27	Employment Agreement effective February 1, 2022, between the Company and Gareth Sheridan.(12)
10.28	Employment Agreement effective February 1, 2022, between the Company and Serguei Melnik.(12)
10.29	Employment Agreement effective February 1, 2022, between the Company and Gerald Goodman.(12)
31.1	Certification of Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive and Financial Officers Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
99.1	Audit Committee Charter(4)
99.2	Compensation Committee Charter(4)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed as exhibit to the Company’s registration statement on Form 10, which was filed with the Commission on June 2, 2016, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on January 27, 2020 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on April 10, 2018 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s annual report on Form 10-K for the year ended January 3, 2019 which was filed with the Commission on April 19, 2019, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-1/A, which was filed with the Commission on May 19, 2020, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on November 4, 2019, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on September 4, 2020, and incorporated herein by reference.

(8)	Filed as exhibits to the Company’s report on Form 8-K, which was filed with the Commission on March 11, 2021, and incorporated herein by reference.

(8a)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on September 1, 2021, and incorporated herein by reference.

(9)	[Reserved]

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on October 12, 2021, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, which was filed with the Commission on November 5, 2021, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K, which was filed with the Commission on January 27, 2022, and incorporated herein by reference.

(13)	Filed as Exhibit 3.1C to the Company’s Current Report on Form 8-K, which was filed with the Commission on August 10, 2022, and incorporated herein by reference.

(14)	To be filed by Amendment.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 26, 2023

NUTRIBAND INC.

By:	/s/ Gareth Sheridan
Gareth Sheridan
Chief Executive Officer

By:	/s/ Gerald Goodman
Gerald Goodman
Chief Financial Officer (Principal Financial and Accounting Officer)

Signature	Title	Date

/s/ Gareth Sheridan	Chief Executive Officer and Director	April 26, 2023
Gareth Sheridan

/s/ Serguei Melnik	Director	April 26, 2023
Serguei Melnik

/s/ Radu Bujoreanu	Director	April 26, 2023
Radu Bujoreanu

/s/ Mark Hamilton	Director	April 26, 2023
Mark Hamilton

/s/ Stefan Mancas	Director	April 26, 2023
Stefan Mancas

/s/ Irina Gram	Director	April 26, 2023
Irina Gram