Form 10-Q
period 2023-04-30
NutriBand Inc.
filed 2023-06-09
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, was 7,833,150 shares as of June 9, 2023.

NUTRIBAND INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the three months ended April 30, 2023, and 2022 are not necessarily indicative of the results for the entire fiscal year or for any other period.

NUTRIBAND INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
	2023	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,278,075	$1,985,440
Accounts receivable	164,641	113,045
Inventory	181,497	229,335
Prepaid expenses	369,279	365,925
Total Current Assets	1,993,492	2,693,745

PROPERTY & EQUIPMENT-net	853,445	897,735

OTHER ASSETS:
Goodwill	5,021,713	5,021,713
Operating lease right of use asset	54,909	62,754
Intangible assets-net	752,143	780,430

TOTAL ASSETS	$8,675,702	$9,456,377

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$543,753	$534,679
Deferred revenue	188,697	162,903
Operating lease liability-current portion	32,012	31,291
Notes payable-current portion	19,931	19,740
Total Current Liabilities	784,393	748,613

LONG-TERM LIABILITIES:
Note payable-net of current portion	95,429	100,497
Note payable-related party	50,000	—
Operating lease liability-net of current portion	25,999	34,277
Total Liabilities	955,821	883,387

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 291,666,666 shares authorized; 7,843,150 shares issued at April 30, 2023 and January 31, 2023 and 7,833,150 shares outstanding as of April 30,2023 and January 31, 2023, respectively	7,833	7,833
Additional paid-in-capital	31,254,927	31,092,807
Accumulated other comprehensive loss	(304)	(304)
Treasury stock, 10,000 and 10,000 shares at cost, respectively	(32,641)	(32,641)
Accumulated deficit	(23,509,934)	(22,494,705)
Total Stockholders’ Equity	7,719,881	8,572,990

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,675,702	$9,456,377

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended
	April 30,
	2023	2022

Revenue	$476,932	$477,922

Costs and expenses:
Cost of revenues	254,648	277,436
Research and development	400,430	117,814
Selling, general and administrative	839,732	768,551
Total Costs and Expenses	1,494,810	1,163,801

Loss from operations	(1,017,878)	(685,879)

Other income (expense):
Interest income	5,815	-
Interest expense	(3,166)	(4,110)
Total other income (expense)	2,649	(4,110)

Loss before provision for income taxes	(1,015,229)	(689,989)

Provision for income taxes	-	-

Net loss	$(1,015,229)	$(689,989)

Net loss per share of common stock-basic and diluted	$(0.13)	$(0.08)

Weighted average shares of common stock outstanding - basic and diluted	7,833,150	9,183,249

Other Comprehensive Loss:

Net loss	$(1,015,229)	$(689,989)

Foreign currency translation adjustment	-	-

Total Comprehensive Loss	$(1,015,229)	$(689,989)

See notes to unaudited consolidated financial statements.

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended April 30, 2023

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	Capital	Loss	Deficit	Stock
Balance, February 1, 2023	$8,572,990	7,833,150	$7,833	$31,092,807	$(304)	$(22,494,705)	$(32,641)

Warrants issued for services	87,090	-	-	87,090	-	-	-

Options issued for services	75,030	-	-	75,030	-	-	-

Net loss for the three months ended April 30, 2023	(1,015,229)	-	-	-	-	(1,015,229)	-

Balance, April 30, 2023	$7,719,881	7,833,150	$7,833	$31,254,927	$(304)	$(23,509,934)	$(32,641)

Three Months Ended April 30, 2022

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	Capital	Income(Loss)	Deficit	Stock
Balance, February 1, 2022	$11,859,285	9,150,440	$9,150	$29,966,137	$(304)	$(18,011,231)	$(104,467)

Treasury stock repurchased	$(89,196)	(26,836)	(27)	27	-		(89,196)

Net loss for the three months ended April 30, 2022	(689,989)	-	-	-	-	(689,989)	-

Balance, April 30, 2022	$11,080,100	9,123,604	$9,123	$29,966,164	$(304)	$(18,701,220)	$(193,663)

See notes to unaudited consolidated financial statements.

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	April 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,015,229)	$(689,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75,201	77,475
Amortization of right of use asset	7,845	14,985
Stock-based compensation-warrants	87,090	-
Stock-based compensation-options	75,030	-
Changes in operating assets and liabilities:
Accounts receivable	(51,596)	(27,718)
Prepaid expenses	(3,354)	(28,744)
Inventories	47,838	4,115
Deferred revenue	25,794	23,719
Operating lease liability	(7,557)	(14,001)
Accounts payable and accrued expenses	9,074	(104,099)
Net Cash Used In Operating Activities	(749,864)	(744,257)

Cash flows from investing activities:
Purchase of equipment	(2,624)	(43,803)
Net Cash Used in Investing Activities	(2,624)	(43,803)

Cash flows from financing activities:
Proceeds from line of credit	50,000	-
Payment on note payable	(4,877)	(3,968)
Purchase of treasury stock	-	(89,196)
Net Cash Provided by (used in) Financing Activities	45,123	(93,164)

Effect of exchange rate on cash	-	-

Net change in cash	(707,365)	(881,224)

Cash and cash equivalents - Beginning of period	1,985,440	4,891,868

Cash and cash equivalents - End of period	$1,278,075	$4,010,644

Supplementary information:

Cash paid for:
Interest	$1,725	$4,110

Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Adoption of ASC 842 Operating lease asset and liability	$-	$94,134

Promissory note on equipment purchase	$-	$22,483

See notes to unaudited consolidated financial statements.

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Three Months Ended April 30, 2023 and 2022

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

Pocono Pharmaceuticals is a coated products manufacturing entity organized to take advantage of unique process capabilities and experience. Pocono helps their customers with product design and development along with manufacturing to bring new products to market with minimal capital investment. Pocono Pharmaceutical’s competitive edge is a low-cost manufacturing base: a result of its unique processes and state-of-the-art material technology. Active Intelligence manufactures activated kinesiology tape. The tape has transdermal and topical properties. This tape is used the same as traditional kinesiology tape.

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

Unaudited Financial Statements

The consolidated balance sheet as of April 30, 2023, and the consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the periods presented have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented have been made. The results for the three months ended April 30, 2023, are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Nutriband’s Annual Report on Form 10-K for the year ended January 31, 2023.

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

The Company’s significant accounting policies in Note 2 in the Company’s Annual Report on Form 10-K for the year ended January 31, 2023. There were no significant changes to these accounting policies during the three months ending April 30, 2023.

Forward Stock Split

On July 26, 2022, our Board of Directors approved the amendment to our Articles of Incorporation to affect a 7 for 6 forward stock split (the “Stock Split”) of our outstanding common stock. The Company filed the amendment set forth in a Certificate of Change with the Secretary of State of Nevada on August 4, 2022. The 7:6 forward stock split was effective for trading purposes on the Nasdaq Capital Market on August 12, 2022. Each shareholder of record as of the August 15, 2022, record date received one (1) additional share for each six (6) shares held as of the record date. No fractional shares of common stock were issued in connection with the Stock Split. Instead, all shares were rounded up to the next whole share. In connection with the Stock Split, which did not require shareholder approval under the Nevada corporation law, the number of shares of common stock of the Company was increased in the same ratio as the shares of outstanding common stock were increased in the Stock Split, from 250,000,000 authorized shares to 291,666,666 authorized shares.

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

As of April 30, 2023, the Company had cash and cash equivalents of $1,278,075 and working capital of $1,209,099. For the three months ended April 30, 2023, the Company incurred an operating loss of $1,015,229 and used cash flow from operations of $749,864. The Company has generated operating losses since its inception and has relied on sales of securities and issuance of third-party and related-party debt to support cash flow from operations. In October 2021, the Company consummated a public offering and received net proceeds of $5,836,230. The Company also received to date $3,239,845 proceeds from the exercise of warrants. The Company has used these proceeds to fund operations and will continue to use the funds as needed. In March 2023, the Company entered a three-year $2,000,000 Credit Line Note facility which will permit the Company to draw down on the credit line to fund the Company’s research and development of its Aversa product.

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

Principles of Consolidation

The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. The operations of 4P Therapeutics are included in the Company’s financial statements from the date of acquisition of August 1, 2018, and the operations of Pocono and Active Intelligence are included in the Company’s financial statements from the date of acquisition of September 1, 2020, under Pocono Pharmaceuticals Inc. The wholly owned subsidiaries are as follows:

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

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by type and by geographical location. See the tables:

	Three Months Ended
	April 30,
	2023	2022
Revenue by type
Sale of goods	$401,057	$401,990
Services	75,875	75,932
Total	$476,932	$477,922

	Three Months Ended
	April 30,
	2023	2022
Revenue by geographic location:
United States	$476,932	$477,922
Foreign	-	-
	$476,932	$477,922

Accounts receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make the required payments. The Company determines its allowances by both the specific identification of customer accounts where appropriate and the application of historical loss to non-applicable accounts. For the three months ended April 30, 2023, and 2022, the Company recorded no bad debt expense for doubtful accounts related to account receivable.

Inventories

Inventories are valued at the lower of cost and reasonable value determined using the first-in, first-out (FIFO) method. The net realized value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The cost of finished goods and work in process is comprised of material costs, direct labor costs and other direct costs and related production overheads (based on normal operating capacity). As of April 30, 2023, total inventory was $181,497, consisting of work-in-process of $41,432 and raw materials of $140,064. As of January 31, 2023, total inventory was $229,335, consisting of work-in-process of $11,021 and raw materials of $218,334.

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

Intangible Assets

Intangible assets include trademarks, intellectual property and customer base acquired through business combinations. The Company accounts for Other Intangible Assets under the guidance of ASC 350, “Intangibles-Goodwill and Other.” The Company capitalizes certain costs related to patent technology. A substantial component of the purchase price related to the Company’s acquisitions has also been assigned to intellectual property and other intangibles. Under the guidance, other intangible assets with definite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are tested annually for impairment. Trademarks, intellectual property, and customer base are being amortized over their estimated useful lives of ten years.

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. In connection with the Company’s acquisition of 4P Therapeutics LLC in 2018, the Company recorded Goodwill of $1,719,235. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. During the years ended January 31, 2023, and 2022, the Company recorded an impairment charge of $327,326 and $2,180,836, respectively, reducing the Active Intelligence LLC Goodwill to $3,302,478. As of April 30, 2023, and January 31, 2023, Goodwill amounted to $5,021,713 and $5,021,713, respectively.

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of April 30, 2023, and 2022, there were 1,783,373 and 1,626,373 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

Stock-Based Compensation

ASC 718, “Compensation - Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services, and, since February 1, 2019, non-employees, are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). As of February 1, 2019, pursuant to ASC 2018-07, ASC 718 was applied to stock-based compensation for both employees and non-employees.

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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), to provide a new comprehensive model for lease accounting under this guidance, lessees and lessors should apply a “right-of-use” model in accounting for all leases (including subleases) and eliminate the concept of operating leases and off-balance-sheet leases. Recognition, measurement, and presentation of expenses will depend on classification as a finance or operating lease. Similar modifications have been made to lessor accounting in-line with revenue recognition guidance.

The Company applies guidance for right-of-use accounting for all leases and records the operating lease liabilities on its balance sheet. The Company completed the necessary changes to its accounting policies, processes, disclosure, and internal control over financial reporting.

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

The Company records net deferred tax assets to the extent they believe these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  In the event the Company was to determine that it would be able to realize its deferred income tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

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

The carrying value of the Company’s financial instruments, including accounts receivable, prepaid expenses, accounts payable and accrued expenses, and deferred revenue approximate their fair value due to the short maturities of these financial instruments.

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

3.	PROPERTY AND EQUIPMENT

	April 30,	January 31,
	2023	2023
Lab equipment	$144,585	$144,585
Machinery and equipment	1,243,252	1,240,628
Furniture and fixtures	19,643	19,643
	1,407,480	1,404,856
Less: Accumulated depreciation	(554,035)	(507,121)
Net Property and Equipment	$853,445	$897,735

Depreciation expenses amounted to $46,914 and $45,021 for the three months ended April 30, 2023, and 2022, respectively. During the three months ended April 30, 2023, and 2022, depreciation expenses of $36,179 and $27,693, respectively, have been allocated to cost of goods sold.

4.	NOTES PAYABLE

Notes Payable

Active Intelligence, the Company’s newly acquired subsidiary, entered into an agreement with the Carolina Small Business Development Fund for a line of credit of $160,000 due October 16, 2029, with interest of 5% per year. The amount assumed was $139,184. The loan requires monthly payments of principal and interest of $1,697. During the three months ended April 30, 2023, the Company made $4,877 of principal payments. As of April 30, 2023, the amount due was $96,837, of which $15,535 is current.

On April 3, 2022, the Company entered into a retail installment agreement for the purchase of an automobile. The contract price was $32,274, of which $22,795 was financed. The agreement is for five years bearing interest at 2.95% per annum with payments of $495 per month. The loan is secured by automobile. As of April 30, 2023, the amount due was $18,523 of which $4,396 is current.

Line of Credit

On March 19, 2023, the Company entered into a Credit Line Note agreement with TII Jet Services LDA, a shareholder of the Company, for a credit facility of $2 million. Outstanding advances under the Note bears interest at 7% per annum. The promissory note is due and payable in full on March 19, 2026. Interest is payable annually on December 31 of each year during the term of the note. In March 2023, the Company was advanced $50,000 on the Note. The Company recorded interest expense of $504 for the three months ended April 30, 2023.

Interest expense for the three months ended April 30, 2023, and 2022, was $3,166 and $4,110, respectively.

5.	INTANGIBLE ASSETS

As of April 30, 2023, and January 31, 2023, intangible assets consisted of intellectual property and trademarks, customer base, and license agreement, net of amortization, as follows:

	April 30,	January 31,
	2023	2023
Customer base	$314,100	$314,100
Intellectual property and trademarks	817,400	817,400

Total	1,131,500	1,131,500

Less: Accumulated amortization	(379,357)	(351,070)

Net Intangible Assets	$752,143	$780,430

Amortization expense for the three months ended April 30, 2023, and 2022 was $28,287 and $32,454, respectively.

Year Ended January 31,
2024	$84,822
2025	113,109
2026	113,109
2027	113,109
2028	113,109
2029 and thereafter	214,885
$752,143

6.	RELATED PARTY TRANSACTIONS

a)	On February 1, 2023, options to purchase 30,000 shares of the Company’s common stock were issued to an executive of the Company at a price of $3.975 per share. The options vest immediately and expire in three years. The fair value of the options issued for services amounted to $75,030 and was expensed during the three months ended April 30, 2023.

b)	On March 19, 2023, the Company entered into a Credit Line Note agreement with TII Jet Services LDA, a shareholder of the Company, for a credit facility of $2 million. See Note 4 for further information. TII Jet Services LDA is owned 100% by a shareholder of the Company.

7.	STOCKHOLDERS’ EQUITY

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

Activity during the Three Months Ended April 30, 2023

(a)	As of April 30, 2023, the Company holds 10,000 of its shares comprising $32,641 of treasury stock. There was no activity during the three months ended April 30, 2023.

Activity during the Three Months Ended April 30, 2022

(a)	In March 2022, the Company purchased 26,836 shares of its common stock for $89,196 and recorded the purchase as Treasury Stock. As of April 30, 2022, the Company holds 58,547 of its shares comprising the $193,633 of treasury stock.

8.	OPTIONS and WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company’s common stock issued to non-employees of the Company during the three months ended April 30, 2023. On March 7, 2023, the Company issued 30,000 warrants to purchase the Company’s common shares to Barandic Holdings Ltd. for services provided. The warrants are exercisable at a price of $4.00 per share and expire five years from the date of issuance.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2022	1,435,622	$6.91	3.93 years	$-

Granted	25,000	7.50	5.00 years	-

Expired/Cancelled	(97,534)	5.36	-	-

Exercised	(55,417)	5.36	-	-

Outstanding, January 31, 2023	1,307,671	6.43	3.34 years	-

Granted	30,000	4.00	5.00 years	-

Expired/Cancelled	(54,633)	12.00	-	-

Exercised	-	-	-	-

Outstanding- April 30, 2023	1,283,038	$6.14	3.27 years	$-

Exercisable - April 30, 2023	1,283,038	$6.14	3.27 years	$-

The following table summarizes additional information relating to the warrants outstanding as of April 30, 2023:

		Weighted Average	Weighted Average		Weighted Average
Range of		Remaining Contractual	Exercise Price for		Exercise Price for
Exercise Prices	Number Outstanding	Life (Years)	Shares Outstanding	Number Exercisable	Shares Exercisable	Intrinsic Value

$4.00	30,000	4.85	$4.00	30,000	$4.00	$-
$6.43	1,082,205	3.44	$6.43	1,082,205	$6.43	$-
$4.20	145,833	1.48	$4.20	145,833	$4.20	$-
$7.50	25,000	4.53	$7.50	25,000	$7.50	$-

Options

The following table summarizes the changes in options outstanding and the related price of the shares of the Company’s common stock issued to employees of the Company. See Note 7 for the issuance of related party options.

On November 1, 2021, the Board of Directors adopted the 2021 Employee Stock Option Plan (the “Plan”). The Company has reserved 408,333 shares to issue and sell upon the exercise of stock options. In accordance with the Plan, on February 1, 2022, the Company reserved an additional 233,333 shares and on February 1, 2023, the Company reserved an additional 233,333 shares. The options vest immediately and expire in three years. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options (“ISO’s”) under Section 422 of the Internal Revenue Code of 1986 (the “Code”) or which are not (“non-ISO’s”) intended to qualify as Incentive Stock Options thereunder. The Plan also provides for restricted stock awards representing shares of common stock that are issued subject to such restrictions on transfer and other incidents of ownership and such forfeiture conditions as the Board of Directors, or the committee administering the Plan composed of directors who qualify as “independent” under Nasdaq rules, may determine. On November 3, 2021, the Company filed a Registration Statement on Form S-8, to register under the Securities Act of 1933, as amended the 408,333 shares of common stock reserved for issuance under the Plan. As of April 30, 2023, 374,664 shares remain in the Plan.

During the three months ended April 30, 2023, 30,000 options to purchase shares of the Company’s common stock were issued to an executive officer at a price of $3.975 per share. The options vest immediately and expire three years from the date of issuance. The fair value of the options issued for services amounted to $75,030 and was recorded during the three months ended April 30, 2023. The Company used the Black-Scholes valuation model to record the fair value. The valuation model used a dividend rate of 0%; expected term of 1.5 years; volatility rate of 143.54%; and a risk-free rate of 4.5%.

During the year ended January 31, 2023, 279,584 options to purchase shares of the Company’s common stock were issued to executive officers and directors of the Company at prices of $3.59 to $4.50 per share. The options vest immediately and expire three years from the date of issuance. The fair value of the options issued for services amounted to $732,130 and was recorded during the year ended January 31, 2023. The Company used the Black-Scholes valuation model to record the fair value. The valuation model used a dividend rate of 0%; expected term of 1.5 years; volatility rate of 152.10-174.45%; and a risk-free rate of 3%.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2022	190,751	$4.26	2.97 years

Granted	279,584	3.93	3.00 years	-

Expired/Cancelled	-	-	-

Exercised	-	-	-

Outstanding, January 31, 2023	470,335	4.13	2.53 years

Granted	30,000	3.98	3.00 years	-

Expired/Cancelled	-	-	-

Exercised	-	-	-

Outstanding- April 30, 2023	500,335	$4.12	2.31 years	$-

Exercisable - April 30, 2023	500,335	$4.12	2.31 years	$-

The following table summarizes additional information relating to the options outstanding as of April 30, 2023:

		Weighted Average	Weighted Average		Weighted Average
Range of		Remaining Contractual	Exercise Price for		Exercise Price for
Exercise Prices	Number Outstanding	Life (Years)	Shares Outstanding	Number Exercisable	Shares Exercisable	Intrinsic Value

$4.58	46,666	1.73	$4.58	46,666	$4.58	$-
$4.16	144,085	1.73	$4.16	144,085	$4.16	$-
$4.50	58,334	2.26	$4.50	58,334	$4.50	$-
$4.09	78,750	2.26	$4.09	78,750	$4.09	$-
$3.59	35,000	4.42	$3.59	35,000	$3.59	$-
$3.75	57,500	2.61	$3.75	57,500	$3.75	$-
$4.12	50,000	2.61	$4.12	50,000	$4.12	$-
$3.98	30,000	2.76	$3.98	30,000	$3.98	$-

9.	SEGMENT REPORTING

We organize and manage our business in the following two segments which meet the definition of reportable segments under ASC280-10, Segment Reporting: Sales of Goods and Services. These segments are based on the customer type of products or services provided and are the same as our business units. Separate financial information is available and regularly reviewed by our chief decision maker, who is our chief executive officer, in making resource allocation decisions for our segments. Our chief-decision maker evaluates segment performance to the GAAP measure of gross profit.

	Three Months Ended
	April 30,
	2023	2022
Net sales
Pocono Pharmaceuticals	$401,057	$401,990
4P Therapeutics	75,875	75,932
	476,932	477,922
Gross profit
Pocono Pharmaceuticals	169,308	198,059
4P Therapeutics	52,976	2,427
	222,284	200,486
Operating expenses
Selling ,general and administrative

Pocono Pharmaceuticals	136,863	142,036
4P Therapeutics	16,921	24,389
Corporate	685,948	602,126

Research and development - 4P Therapeutics	400,430	117,184

	1,240,162	885,735

Depreciation and Amortization
Pocono Pharmaceuticals	$55,208	$55,458
Corporate	$3,497	$5,521
4P Therapeutics	16,496	16,496
	$75,201	$77,475

The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere.

	Three Months Ended
	April 30,
	2023	2022
Net sales:
United States	$476,932	$477,922
Outside the United States	-	-
	$476,932	$477,922

	April 30,	January 31,
	2023	2023
Property and equipment, net of accumulated depreciation
United States	$853,445	$-
Outside of the United States	-	-
	$853,445	$-
Assets:
Corporate	$1,035,136	$1,745,731
Pocono Pharmaceuticals	2,317,645	5,400,814
4P Therapeutics	5,350,420	2,309,832
	$8,703,201	$9,456,377

10.	COMMITMENTS AND CONTIGENCIES

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

The estimated cost to complete the feasibility Workplan is approximately $2.1 million and the timing to complete will be between eight to fifteen months. Nutriband made an advance deposit of $250,000 in January 2022, to be applied against the final invoice. The Workplan commenced in February 2022, and the parties believe the Workplan will be completed in the time estimated in the agreement. During the three months ended April 30, 2023, the Company has incurred expenses of $400,430 and the deposit of $250,000 is included in prepaid expenses.

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

Money Channel Agreement

On March 13, 2023, the Company entered into a media advertising agreement with Money Channel Inc. The Company will pay a monthly fee and after ninety days can cancel the agreement. The Company, after 90 days, will also issue options to purchase 50,000 shares of common stock to Money Channel Inc. at an exercise price of $4.00 per share.

11.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended January 31, 2023, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

Our primary business is the development of a portfolio of transdermal pharmaceutical products. Our lead product is our abuse deterrent fentanyl transdermal system which will require approval from the Food and Drug Administration (“FDA”) and substantial additional capital for research and development. Our abuse deterrent transdermal product under development has the potential to provide clinicians and patients with an extended-release transdermal fentanyl product for use in managing chronic pain requiring around the clock opioid therapy combined with properties designed to deter the abuse and misuse of fentanyl patches. In addition, we believe that our abuse deterrent technology can be broadly applied to various transdermal products and our strategy is to follow the development of our abuse deterrent fentanyl transdermal system with the development of abuse deterrent transdermal products for pharmaceuticals that have risks or a history of abuse. We received on January 28, 2022 an Issue Notification from the United States Patent and Trademark Office (USPTO) for our United States patent entitled, “Abuse and Misuse Deterrent Transdermal System,” that protects our Aversa™ technology platform.

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

On October 5, 2021, the Company, having been approved for the listing of its common stock on The Nasdaq Capital Market effective October 1, 2021, consummated a public offering (the “IPO”) of units (the “Units”), of common stock and warrants that were offered in the IPO on The Nasdaq Capital Market, which included 1,231,200 (each a “Unit”), each Unit consisting of one share of common stock, par value $0.001 per share, and one warrant (each a “Warrant”) at a price of $5.36 per Unit. Each Warrant is immediately exercisable, will entitle the holder to purchase one share of common stock at an exercise price of $6.43 and will expire five (5) years from the date of issuance. The underwriters’ over-allotment option was exercised for 184,800 warrants to purchase shares of common stock bringing to total net proceeds to the Company from the IPO to $5,836,230. The shares of common stock and Warrants are separately transferred immediately upon issuance. As of April 30, 2023, 457,795 Warrants issued in the IPO have been exercised, with net proceeds to the Company of $2,942,970.

On November 1, 2021, The Board of Directors adopted the 2021 Employee Stock Option Plan (the “Plan”). The Company has reserved 408,333 shares to issue and sell upon the exercise of stock options issued under the Plan. On November 3, 2021, the Company filed a Registration Statement on Form S-8, to register under the Securities Act of 1933, as amended, the 408,333 shares of common stock reserved for issuance under the Plan, and on October 12, 2022, a Post-Effective Amendment to the Form S-8 was filed with the SEC. In accordance with the Plan, on February 1, 2022, the Company reserved an additional 233,333 shares and on February 1, 2023, the Company reserved an additional 233,333 shares. On January 21, 2022, the Board approved options to purchase 190,751 shares of the Company’s common stock under the Plan issued to executive officers and directors of the Company at an exercise price of $4.16 ($4.58 per share for two of the officers as required by IRS rules). On August 1, 2022, the Board approved option grants previously approved by the Compensation Committee for an aggregate of 137,084 shares of common stock at exercise prices $4.09 or $4.50 per share depending on IRS rules as applicable to the recipient, on September 30, 2022, approved option issuances under the Plan for an aggregate of 35,000 shares of common stock at an exercise price of $3.59 per share for services provided by the independent directors, as previously approved by the Compensation Committee. On December 7, 2022, the Board approved option grants to executive officers previously approved by the Compensation Committee for an aggregate of 107,500 shares at exercise prices of $3.75 ($4.12 for two of the officers as required by IRS rules). On February 1, 2023, the Board approved an option grant to purchase 30,000 shares of common stock at an exercise price of $3.975 per share previously approved by the Compensation Committee to an executive officer for services. As of April 30, 2023, 374,664 shares remain in the Plan.

The Company received a favorable verdict on July 13, 2022 from the Circuit Court, Orange County, Florida, providing for rescission of the Company’s 2017 acquisition of Advanced Health Brands and recovery by the Company of the 1,400,000 shares (adjusted for a 1-for-4 reverse stock split effective June 23, 2019 and the 7-for-six forward stock split effective August 15, 2022) of common stock issued in the acquisition, effectively allowing the Company on July 25, 2022 to cancel 1.4M shares of common stock held by the defendants.

On October 31, 2022, the Company filed the Proxy Statement with the SEC for its Annual Meeting of Stockholders, for the election of directors held on December 9, 2022, in Orlando, Florida. This Proxy Statement is available on our website at HTTPS://Nutriband.com/proxy.

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

Results of Operations

Three Months Ended April 30, 2023 and 2022

For the three months ended April 30, 2023, we generated revenue of $476,932 and our costs of revenue were $254,648 resulting in a gross margin of $222,284. For the three months ended April 30, 2022, we generated revenue of $477,922 and our costs of revenue were $277,436, resulting in a gross margin of $200,486. Our revenue for April 30, 2023, was derived from sales of $401,057 from our Transdermal Patches segment and $75,875 from contract services from our 4P Therapeutics segment. The revenue from the Transdermal Patches segment remained relatively constant from the prior year. An increase in demand continued in the subsequent quarter. Our cost of revenue for our contract research and development services represents our labor cost plus a modest amount of material costs which we passed on to the client. Our cost of sales decreased during the period for our contract services in comparison to the prior year as our main contract has been completed and the balance of the contract is being recognized with limited additional costs.

For the three months ended April 30, 2023, our selling, general and administrative expenses were $839,732 primarily legal, accounting and administrative salaries compared to $768,551 for the three months ended April 30, 2022.The increase from 2022 is primarily attributable to non-cash equity-based expenses of approximately of $162,000.

During the three months ended April 30, 2023, the Company incurred research and development expenses of its Aversa Fentanyl product of $ 400,430, primarily of salaries and increases in development costs from Kindeva as compared to $117,184 for the three months ended April 30, 2022.

We incurred interest expense of $3,166 for the three months ended April 3, 2023, as compared to $4,110 for the three months ended April 30, 2022.

As a result of the foregoing, we sustained a net loss of $1,015,229 or $(0.13) per share (basic and diluted) for the three months ended April 30, 2023, compared with a loss of $689,989, or $(0.08) per share (basic and diluted) for the three months ended April 30, 2022.

Liquidity and Capital Resources

As of April 30, 2023, we had $1,278,075 in cash and cash equivalents and working capital of $1,209,099, as compared with cash and cash equivalents of $1,985,440 and working capital of $1,945,132 as of January 31, 2023. During the three months ended April 30, 2023, the Company entered into a three year Credit Line Note facility for $2 million, to fund its research and development of its Aversa Fentanyl product.

For the three months ended April 30, 2023, we used cash of $749,864 in our operations. The principal adjustments to our net loss of $1,105,229 were depreciation and amortization of $75,201, and the issuance of employee stock options and warrants for services in the amount of $162,120.

For the three months ended April 30, 2023, we used cash in investing activities of $2,624 primarily for the purchase of equipment.

For the three months ended April 30, 2023, we provided cash in financing activities of $45,123 primarily from the proceeds of $50,000 from its line of credit, offset from the payment on notes of $4,877.

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

As of April 30, 2023, the Company had cash and cash equivalents of $1,278,075 and working capital of $1,209,099. For the three months ended April 30, 2023, the Company incurred an operating loss of $1,015,229 and used cash flow from operations of $749,864. The Company has generated operating losses since its inception and has relied on sales of securities and issuance of third-party and related-party debt to support cash flow from operations. In October 2021, the Company consummated a public offering and received net proceeds of $5,836,230. The Company also received to date $3,239,845 proceeds from the exercise of warrants. The Company has used these proceeds to fund operations and will continue to use the funds as needed. In March 2023, the Company entered into a three-year $2,000,000 Credit Line Note facility which will permit the Company to draw down on the credit line to fund the Company’s research and development of its Aversa product.

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

Inventories

Inventories are valued at the lower of cost and reasonable value determined using the first-in, first-out (FIFO) method. Net realized value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The cost of finished goods and work in process is comprised of material costs, direct labor costs and other direct costs and related production overheads (based on normal operating capacity). As of April 30, 2023, total inventory was $181,497, consisting of work-in-process of $41,432 and raw materials of $140,064. As of January 31, 2023, total inventory was $229,335, consisting of work-in-process of $11,021 and raw materials of $218,334.

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. In connection with the Company’s acquisition of 4P Therapeutics LLC in 2018, the Company recorded Goodwill of $1,719,235. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. During the years ended January 31, 2023 and 2022, the Company recorded an impairment charge of $327,326 and $2,180,836, respectively, reducing the Active Intelligence LLC Goodwill to $3,302,478. As of April 30, 2023 and January 31 2023, Goodwill amounted to $5,021,713 and $5,021,713, respectively.

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of April 30, 2023, and 2022, there were 1,783,373 and 1,626,373 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

You should carefully consider the key risks described below together with all of the other information included in this report and our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 26, 2023, before making an investment decision with regard to our securities. The risks set forth below and in our Form 10-K are not the only risks facing us. Additional risks and uncertainties may exist that could also adversely affect our business, prospects or operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or a significant part of your investment.

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

NUTRIBAND INC.

June 9, 2023	By:	/s/ Gareth Sheridan
Gareth Sheridan,
Chief Executive Officer
(Principal Executive Officer)

June 9, 2023	By:	/s/ Gerald Goodman
Gerald Goodman,
Chief Financial Officer
(Principal Financial and Accounting Officer)