Form 10-Q
period 2023-07-31
NutriBand Inc.
filed 2023-09-11
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, was 7,833,150 shares as of September 8, 2023.

NUTRIBAND INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the three and six months ended July 31, 2023, and 2022 are not necessarily indicative of the results for the entire fiscal year or for any other period.

NUTRIBAND INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
	2023	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,334,553	$1,985,440
Accounts receivable-net	223,452	113,045
Inventory	156,921	229,335
Prepaid expenses	558,647	365,925
Total Current Assets	3,273,573	2,693,745

PROPERTY & EQUIPMENT-net	806,423	897,735

OTHER ASSETS:
Goodwill	5,021,713	5,021,713
Operating lease right of use asset	47,064	62,754
Intangible assets-net	723,855	780,430

TOTAL ASSETS	$9,872,628	$9,456,377

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$496,778	$534,679
Deferred revenue	217,890	162,903
Operating lease liability-current portion	32,750	31,291
Notes payable-current portion	126,709	19,740
Total Current Liabilities	874,127	748,613

LONG-TERM LIABILITIES:
Note payable-net of current portion	90,264	100,497
Note payable-related party	2,000,000	-
Operating lease liability-net of current portion	17,529	34,277
Total Liabilities	2,981,920	883,387

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 291,666,666 shares authorized; 7,843,150 shares issued at July 31, 2023 and January 31, 2023, 7,833,150 shares outstanding as of July 31,2023 and January 31, 2023, respectively	7,833	7,833
Additional paid-in-capital	31,254,927	31,092,807
Accumulated other comprehensive loss	(304)	(304)
Treasury stock, 10,000 and 10,000 shares at cost, respectively	(32,641)	(32,641)
Accumulated deficit	(24,339,107)	(22,494,705)
Total Stockholders’ Equity	6,890,708	8,572,990

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,872,628	$9,456,377

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2023	2022	2023	2022

Revenue	$655,928	$456,149	$1,132,860	$934,071

Costs and expenses:
Cost of revenues	356,256	304,353	610,904	581,789
Research and development	445,122	277,869	845,552	395,683
Selling, general and administrative	678,738	908,173	1,518,470	1,676,724
Total Costs and Expenses	1,480,116	1,490,395	2,974,926	2,654,196

Loss from operations	(824,188)	(1,034,246)	(1,842,066)	(1,720,125)

Other income (expense):
Interest income	4,250	-	10,065	-
Interest expense	(9,235)	(4,429)	(12,401)	(8,539)
Total other expenses	(4,985)	(4,429)	(2,336)	(8,539)

Loss before provision for income taxes	(829,173)	(1,038,675)	(1,844,402)	(1,728,664)

Provision for income taxes	-	-	-	-

Net loss	$(829,173)	$(1,038,675)	$(1,844,402)	$(1,728,664)

Net loss per share of common stock-basic and diluted	$(0.11)	$(0.12)	$(0.24)	$(0.20)

Weighted average shares of common stock outstanding - basic and diluted	7,833,150	8,409,141	7,833,150	8,779,933

Other Comprehensive Loss:

Net loss	$(829,173)	$(1,038,675)	$(1,844,402)	$(1,728,664)

Foreign currency translation adjustment	-	-	-	-

Total Comprehensive Loss	$(829,173)	$(1,038,675)	$(1,844,402)	$(1,728,664)

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended July 31, 2023

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	Capital	Income(Loss)	Deficit	Stock
Balance, February 1, 2023	$8,572,990	7,833,150	$7,833	$31,092,807	$(304)	$(22,494,705)	$(32,641)

Warrants issued for services	87,090			87,090

Options issued for services	75,030	-	-	75,030	-	-	-

Net loss for the six months ended July 31, 2023	(1,844,402)	-	-	-	-	(1,844,402)	-

Balance, July 31, 2023	$6,890,708	7,833,150	$7,833	$31,254,927	$(304)	$(24,339,107)	$(32,641)

Six Months Ended July 31, 2022

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	Capital	Income(Loss)	Deficit	Stock
Balance, February 1, 2022	$11,859,285	9,154,846	$9,155	$29,966,132	$(304)	$(18,011,231)	$(104,467)

Exercise of warrants	296,875	55,417	56	296,819	-	-	-

Common stock returned in settlement	-	(1,400,000)	(1,400)	1,400	-	-	-

Treasury stock issued for services	93,100	28,583	28	(28)	-	-	93,100

Treasury stock repurchased	(118,766)	(35,583)	(36)	36	-	-	(118,766)

Net loss for the six months ended July 31, 2022	(1,728,664)	-	-	-	-	(1,728,664)	-

Balance, July 31, 2022	$10,401,830	7,803,517	$7,803	$30,264,359	$(304)	$(19,739,895)	$(130,133)

Three Months Ended July 31, 2023

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	Capital	Income(Loss)	Deficit	Stock
Balance, May 1, 2023	$7,719,881	7,833,150	$7,833	$31,254,927	$(304)	$(23,509,934)	$(32,641)

Warrants issued for services	-			-

Options issued for services	-	-	-	-	-	-	-

Net loss for the three months ended July 31, 2023	(829,173)	-	-	-	-	(829,173)	-

Balance, July 31, 2023	$6,890,708	7,833,150	$7,833	$31,254,927	$(304)	$(24,339,107)	$(32,641)

Three Months Ended July 31, 2022

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	Capital	Income(Loss)	Deficit	Stock
Balance, May 1, 2022	$11,080,110	9,123,604	$9,128	$29,966,159	$(304)	$(18,701,220)	$(193,653)

Exercise of warrants	296,875	55,417	56	296,819	-	-	-

Common stock returned in settlement	-	(1,400,000)	(1,400)	1,400	-	-	-

Treasury stock issued for services	93,100	28,583	28	(28)	-	-	93,100

Treasury stock repurchased	(29,580)	(8,747)	(9)	9	-	-	(29,580)

Net loss for the three months ended July 31, 2022	(1,038,675)	-	-	-	-	(1,038,675)	-

Balance, July 31, 2022	$10,401,830	7,803,517	$7,803	$30,264,359	$(304)	$(19,739,895)	$(130,133)

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	July 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,844,402)	$(1,728,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	150,511	156,146
Amortization of right of use asset	15,690	29,967
Reserve for doubtful accounts	11,837	-
Common stock and treasury stock issued for services	-	93,100
Stock-based compensation-options and warrants	162,120	-
Changes in operating assets and liabilities:
Accounts receivable	(122,244)	(75,177)
Prepaid expenses	(192,722)	(90,539)
Inventories	72,414	(30,182)
Deferred revenue	54,987	39,647
Operating lease liability	(15,289)	(28,370)
Accounts payable and accrued expenses	(37,901)	(18,678)
Net Cash Used In Operating Activities	(1,744,999)	(1,652,750)

Cash flows from investing activities:
Purchase of equipment	(2,624)	(68,009)
Net Cash Used in Investing Activities	(2,624)	(68,009)

Cash flows from financing activities:
Proceeds from note payable-related party	2,000,000	-
Proceeds from secured loan liability	106,528	-
Proceeds from exercise of warrants	-	296,875
Payment on note payable	(9,792)	(4,660)
Purchase of treasury stock	-	(118,766)
Net Cash Provided by Financing Activities	2,096,736	173,449

Effect of exchange rate on cash	-	-

Net change in cash	349,113	(1,547,310)

Cash and cash equivalents - Beginning of period	1,985,440	4,891,868

Cash and cash equivalents - End of period	$2,334,553	$3,344,558

Supplementary information:

Cash paid for:
Interest	$2,407	$8,539

Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Adoption of ASC 842 Operating lease asset and liability	$-	$94,134

Promissory note on equipment purchase	$-	$32,843

Common stock returned in settlement	$-	$1,400

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Six Months Ended July 31, 2023 and 2022

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

Unaudited Financial Statements

The consolidated balance sheet as of July 31, 2023, and the consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the periods presented have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented have been made. The results for the six months ended July 31, 2023, are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Nutriband’s Annual Report on Form 10-K for the year ended January 31, 2023.

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

The Company’s significant accounting policies in Note 2 in the Company’s Annual Report on Form 10-K for the year ended January 31, 2023. There were no significant changes to these accounting policies during the six months ended July 31, 2023.

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

As of July 31, 2023, the Company had cash and cash equivalents of $2,334,553 and working capital of $2,399,446. For the six months ended July 31, 2023, the Company incurred an operating loss of $1,884,402 and used cash flow from operations of $1,744,999. The Company has generated operating losses since its inception and has relied on sales of securities and issuance of third-party and related-party debt to support cash flow from operations. In October 2021, the Company consummated a public offering and received net proceeds of $5,836,230. The Company also received to date $3,239,845 proceeds from the exercise of warrants. The Company has used these proceeds to fund operations and will continue to use the funds as needed. In March 2023, the Company entered into a three-year $2,000,000 Credit Line Note facility with a related party, amended on July 13, 2023 to $5,000,000, which will permit the Company to draw down on the credit line to fund the Company’s research and development of its Aversa product. As of July 31, 2023, the Company was advanced $2,000,000.

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

Principles of Consolidation

The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. The operations of 4P Therapeutics are included in the Company’s financial statements from the date of acquisition of August 1, 2018, and the operations of Pocono and Active Intelligence are included in the Company’s financial statements from the date of acquisition of September 1, 2020 under Pocono Pharmaceuticals Inc. The wholly owned subsidiaries are as follows:

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash on deposit and money market accounts. The Company considers short-term highly liquid investments with an original maturity date of three months or less that are not part of an investment pool to be cash equivalents. As of July 31, 2023, the Company’s balances of approximately $1.47 million exceeded federally insured limits.

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

All revenue recognized in the income statement is considered to be revenue from contracts with customers.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by type and by geographical location. See the tables:

	Six Months Ended July 31,		Three Months Ended July 31,
	2023	2022	2023	2022
Revenue by type
Sale of goods	$967,826	$796,894	$566,769	$394,904
Services	165,034	137,177	89,159	61,245
Total	$1,132,860	$934,071	$655,928	$456,149

	Six Months Ended July 31,		Three Months Ended July 31,
	2023	2022	2023	2022
Revenue by geographic location:
United States	$1,132,860	$934,071	$655,928	$456,149
Foreign	-	-	-	-
	$1,132,860	$934,071	$655,928	$456,149

Accounts receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-applicable accounts. For the six months ended July 31, 2023 and 2022, the Company recorded bad debt expense of $11,836 and $-0-, respectively, for doubtful accounts related to accounts receivable. During the six months ended July 31, 2023, the Company entered into an assignment agreement to sell account receivable for one of its subsidiaries. The Company received $106,528 in funds against an account receivable of $118,675 of 4P Therapeutics that is currently a claim in bankruptcy. 4P Therapeutics recorded a bad debt expense of $11,836 against the receivable. The net accounts receivable remain on the books of the Company and a corresponding amount has been included as a secured loan payable. The account receivable of $118,365 is collateralized to secure liability. If the bankruptcy claim is not paid in full by the debtor, the Company is obligated to pay any difference to the factor.

Inventories

Inventories are valued at the lower of cost and reasonable value determined using the first-in, first-out (FIFO) method. Net realized value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The cost of finished goods and work in process is comprised of material costs, direct labor costs and other direct costs and related production overheads (based on normal operating capacity). As of July 31, 2023, total inventory was $156,921, consisting of work-in-process of $34,467 and raw materials of $122,454. As of January 31, 2023, total inventory was $229,335, consisting of work-in-process of $11,021 and raw materials of $218,334.

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. In connection with the Company’s acquisition of 4P Therapeutics LLC in 2018, the Company recorded Goodwill of $1,719,235. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. During the years ended January 31, 2023 and 2022, the Company recorded an impairment charge of $327,326 and $2,180,836, respectively, reducing the Active Intelligence LLC Goodwill to $3,302,478. As of July 31, 2023 and January 31, 2023, Goodwill amounted to $5,021,713 and $5,021,713, respectively.

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of July 31, 2023, and 2022, there were 1,783,373 and 1,570,954 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

3.	PROPERTY AND EQUIPMENT

	July 31, 2023	January 31, 2023
Lab equipment	$144,585	$144,585
Machinery and equipment	1,243,252	1,240,628
Furniture and fixtures	19,643	19,643
	1,407,480	1,404,856
Less: Accumulated depreciation	(601,057)	(507,121)
Net Property and Equipment	$806,423	$897,735

Depreciation expenses amounted to $93,936 and $91,237 for the six months ended July 31, 2023 and 2022, respectively. During the six months ended July 31, 2023 and 2022, depreciation expenses of $72,445 and $69,845, respectively, have been allocated to cost of goods sold.

4.	NOTES PAYABLE

Notes Payable

Active Intelligence, the Company’s newly acquired subsidiary, entered into an agreement with the Carolina Small Business Development Fund for a line of credit of $160,000 due October 16, 2029, with interest of 5% per year. The amount assumed was $139,184. The loan requires monthly payments of principal and interest of $1,697. During the six months ended July 31, 2023, the Company made $7,983 of principal payments. As of July 31, 2023, the amount due was $93,021, of which $15,725 is current.

On April 3, 2022, the Company entered into a retail installment agreement for the purchase of an automobile. The contract price was $32,274, of which $22,795 was financed. The agreement is for five years bearing interest at 2.95% per annum with payments of $495 per month. The loan is secured by automobile. As of July 31, 2023, the amount due was $17,424 of which $4,456 is current.

Line of Credit

On July 17, 2023, the Company entered into an amended Credit Line Note agreement, for an increased $5,000,000 credit line facility Note, with TII Jet Services LDA, a shareholder of the Company (replacing the $2,000,000 facility with the same lender that the Company entered into on March 17, 2023). Outstanding advances under the Note bears interest at 7% per annum. The promissory note is due and payable in full on July 31, 2026. Interest is payable annually on December 31 of each year during the term of the note. During the six months ended July 31,2023, the Company was advanced $2,000,000 on the Note. The Company recorded interest expense of $7,002 for the six months ended July 31, 2023.

Secured Borrowing Liability

On July 25, 2023, 4P Therapeutics assigned its claim under the bankruptcy proceedings from Sorrento Therapeutics Inc. and received proceeds of $106,528. The amount due under claim was $118,675 and 4P Therapeutics recorded a bad debt expense of $11,836 during the six months ended July 31, 2023. Under the agreement with the buyer of the claim, 4P Therapeutics will make proportional restitution and/or repayment of the purchase amount to the extent the claim is disallowed, reduced or not paid at the same time or distribution rate as other general unsecured claims against the Debtor are paid. The Company has recorded the amount of the proceeds as a secured loan payable to the buyer as of July 31, 2023. Any amounts not paid by the Debtor on the claim will bear 10% interest to be paid by 4P Therapeutics. See Note 2 for further information.

Interest expenses for the six months ended July 31, 2023 and 2022, were $12,401 and $8,539, respectively.

5.	INTANGIBLE ASSETS

As of July 31, 2023 and January 31 2023, intangible assets consisted of intellectual property and trademarks, customer base, and license agreement, net of amortization, as follows:

	July 31, 2023	January 31, 2023
Customer base	$314,100	$314,100
Intellectual property and trademarks	817,400	817,400
Total	1,131,500	1,131,500

Less: Accumulated amortization	(407,645)	(351,070)
Net Intangible Assets	$723,855	$780,430

Amortization expenses for the six months ended July 31, 2023, and 2022 was $56,575 and $64,909, respectively.

Year Ended January 31,
2024	$56,534
2025	113,109
2026	113,109
2027	113,109
2028	113,109
2029 and thereafter	214,885
$723,855

6.	RELATED PARTY TRANSACTIONS

a)	On February 1, 2023, options to purchase 30,000 shares of the Company’s common stock were issued to an executive of the Company at a price of $3.975 per share. The options vest immediately and expire in three years. The fair value of the options issued for services amounted to $75,030 and was expensed during the six months ended July 31, 2023.

b)	On July 17, 2023, the Company entered into an amended Credit Line Note facility with TII Jet Services LDA, a shareholder of the Company, for a credit facility of $5 million (replacing the $2,000,000 facility with the same lender that the Company entered into on March 17, 2023). See Note 4 for further information. TII Jet Services LDA is owned 100% by a shareholder of the Company.

c)	In May 2022, the Company issued stock awards to the Company’s CEO and the independent members of the Board of Directors. The CEO received 11,667 shares and the four directors received 1,167 shares each. The Company recorded a compensation expense of $53,200 in connection with the issuance of the shares.

7.	STOCKHOLDERS’ EQUITY

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

On July 26, 2022, the Board of Directors of the Company approved a 7-for-6 forward stock split, effective for trading purposes as of August 12, 2022, pursuant to which each shareholder as of the August 15, 2022 record date received one (1) additional share for each six (6) shares held as of the record date. Pursuant to the operation of the amendment providing for the forward stock split filed with the Secretary of State of Nevada on August 4, 2022, the authorized common stock of the Company was increased from 250,000,000 shares to 291,666,666 shares in connection with the forward split.

Activity during the Six Months Ended July 31, 2023

(a)	As of July 30, 2023, the Company holds 10,000 of its shares comprising $32,641 of treasury stock. There was no activity during the six months ended July 31, 2023.

Activity during the Six Months Ended July 31, 2022

(a)	In March and May 2022, the Company purchased 35,583 shares of its common stock for $118,766 and recorded the purchase as Treasury Stock. In May 2022, the Company issued 28,583 shares of stock awards to management, directors and employees from the treasury shares and recorded compensation expense of $93,100. As of July 31, 2022, the Company held 39,811 of its shares comprising $130,133 of treasury stock.

(b)	On July 29, 2022, the Company received proceeds of $296,875 from the exercise of warrants and issued 55,417 shares of common stock.

(c)	In July 2022, the Company cancelled 1,400,000 shares received in connection with the settlement of a lawsuit. See Note 9 for further information.

8.	OPTIONS and WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company’s common stock issued to non-employees of the Company during the six months ended July 31, 2023. On March 7, 2023, the Company issued 30,000 warrants to purchase the Company’s common shares to Barandic Holdings Ltd. for services provided. The warrants are exercisable at a price of $4.00 per share and expire five years from the date of issuance.

	Shares	Exercise Price	Remaining Life	Intrinsic Value
Outstanding, January 31, 2022	1,435,622	$6.91	3.93 years	$-

Granted	25,000	7.50	5.00 years	-

Expired/Cancelled	(97,534)	5.36	-	-

Exercised	(55,417)	5.36	-	-

Outstanding, January 31, 2023	1,307,671	6.43	3.34 years	-

Granted	30,000	4.00	4.60 years	-

Expired/Cancelled	(54,633)	12.00	-	-

Exercised	-	-	-	-

Outstanding- July 31, 2023	1,283,038	$6.14	3.02 years	$-

Exercisable - July 31, 2023	1,283,038	$6.14	3.02 years	$-

The following table summarizes additional information relating to the warrants outstanding as of July 31, 2023:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(Years)	Weighted Average Exercise Price for Shares Outstanding	Number Exercisable	Weighted Average Exercise Price for Shares Exercisable	Intrinsic Value

$4.00	30,000	4.60	$4.00	30,000	$4.00	$-
$6.43	1,082,205	3.18	$6.43	1,082,205	$6.43	$-
$4.20	145,833	1.23	$4.20	145,833	$4.20	$-
$7.50	25,000	4.28	$7.50	25,000	$7.50	$-

Options

The following table summarizes the changes in options outstanding and the related price of the shares of the Company’s common stock issued to employees of the Company. See Note 7 for the issuance of related party options.

On November 1, 2021, the Board of Directors adopted the 2021 Employee Stock Option Plan (the “Plan”). The Company has reserved 408,333 shares to issue and sell upon the exercise of stock options. In accordance with the Plan, on February 1, 2022, the Company reserved an additional 233,333 shares and on February 1, 2023, the Company reserved an additional 233,333 shares. The options vest immediately and expire in three years. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options (“ISO’s”) under Section 422 of the Internal Revenue Code of 1986 (the “Code”) or which are not (“non-ISO’s”) intended to qualify as Incentive Stock Options thereunder. The Plan also provides for restricted stock awards representing shares of common stock that are issued subject to such restrictions on transfer and other incidents of ownership and such forfeiture conditions as the Board of Directors, or the committee administering the Plan composed of directors who qualify as “independent” under Nasdaq rules, may determine. On November 3, 2021, the Company filed a Registration Statement on Form S-8, to register under the Securities Act of 1933, as amended the 408,333 shares of common stock reserved for issuance under the Plan. As of July 31, 2023, 374,666 shares remain in the Plan.

During the six months ended July 31, 2023, 30,000 options to purchase shares of the Company’s common stock were issued to an executive officer at a price of $3.975 per share. The options vest immediately and expire three years from the date of issuance. The fair value of the options issued for services amounted to $75,030 and was recorded during the six months ended July 31, 2023. The Company used the Black-Scholes valuation model to record the fair value. The valuation model used a dividend rate of 0%; expected term of 1.5 years; volatility rate of 143.54%; and a risk-free rate of 4.5%.

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

	Shares	Exercise Price	Remaining Life	Intrinsic Value
Outstanding, January 31, 2022	190,751	$4.26	2.97 years

Granted	279,584	3.93	3.00 years	-

Expired/Cancelled	-	-	-

Exercised	-	-	-

Outstanding, January 31, 2023	470,335	4.13	2.53 years

Granted	30,000	3.98	2.51 years	-

Expired/Cancelled	-	-	-

Exercised	-	-	-

Outstanding- July 31, 2023	500,335	$4.12	2.06 years	$19,475

Exercisable - July 31, 2023	500,335	$4.12	2.06 years	$19,475

The following table summarizes additional information relating to the options outstanding as of July 31, 2023:

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life(Years)	Exercise Price for Shares Outstanding	Number Exercisable	Exercise Price for Shares Exercisable	Intrinsic Value

$3.59	35,000	4.17	$3.59	35,000	$3.59	$10,850
$3.75	57,500	2.36	$3.75	57,500	$3.75	$8,625
$3.98	30,000	2.51	$3.98	30,000	$3.98	$-
$4.09	78,750	2.01	$4.09	78,750	$4.09	$-
$4.12	50,000	2.36	$4.12	50,000	$4.12	$-
$4.16	144,083	1.48	$4.16	144,083	$4.16	$-
$4.50	58,334	2.01	$4.50	58,334	$4.50	$-
$4.58	46,667	1.48	$4.58	46,667	$4.58	$-

	500,334	2.06	$4.12	500,334	$4.12	$19,475

9.	SEGMENT REPORTING

We organize and manage our business by the following two segments which meet the definition of reportable segments under ASC280-10, Segment Reporting: Sales of Goods and Services. These segments are based on the customer type of products or services provided and are the same as our business units. Separate financial information is available and regularly reviewed by our chief-decision maker, who is our chief executive officer, in making resource allocation decisions for our segments. Our chief-decision maker evaluates segment performance to the GAAP measure of gross profit.

	Six Months Ended July 31,		Three Months Ended July 31,
	2023	2022	2023	2022
Net sales
Pocono Pharmaceuticals	$967,826	$796,894	$566,769	$394,904
4P Therapeutics	165,034	137,177	89,159	61,245
	1,132,860	934,071	655,928	456,149
Gross profit
Pocono Pharmaceuticals	400,061	364,112	236,731	166,053
4P Therapeutics	121,895	(11,830)	62,941	(14,257)
	521,956	352,282	299,672	151,796
Operating expenses
Selling, general and administrative-Pocono Pharmaceuticals	272,283	277,491	135,420	135,455
Selling, general and administrative-4P Therapeutics	62,837	45,653	45,466	21,264
Selling, general and administrative-Corporate	1,183,350	1,353,580	497,852	751,454
Research and development-4P Therapeutics	845,552	395,683	445,122	277,869
	2,364,022	2,072,407	1,123,860	1,186,042
Depreciation and Amortization
Pocono Pharmaceuticals	$111,225	$112,812	$56,017	$57,354
Corporate	6,994	11,042	3,497	5,521
4P Therapeutics	32,292	32,292	16,496	16,496
	$150,511	$156,146	$76,010	$79,371

The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere.

	Six Months Ended		Three Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
Net sales
United States	$1,132,860	$934,071	$655,926	$456,149
Outside the United States	-	-	-	-
	$1,132,860	$934,071	$655,926	$456,149

	July 31,	January 31,
	2023	2023
Property and equipment, net of accumulated depreciation
United States	$806,423	$897,735
Outside the United States	-	-
	$806,423	$897,735
Assets
Corporate	$1,996,753	$1,745,731
Pocono Pharmaceuticals	5,473,456	5,400,814
4P Therapeutics	2,323,390	2,309,832
	$9,793,599	$9,456,377

10.	COMMITMENTS AND CONTIGENCIES

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

The estimated cost to complete the feasibility Workplan is approximately $2.3 million and the timing to complete will be between eight to fifteen months. Nutriband made an advance deposit of $250,000 in January 2022, to be applied against the final invoice. The Workplan has commenced in February 2022, and the parties believe the Workplan will be completed in the time estimated in the agreement. As of July 31, 2023, the Company has incurred expenses of $1,510,000 and the deposit of $250,000 is included in prepaid expenses.

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

MDM Worldwide Agreement

In September 2022, the Company entered into a public relations agreement with MDM Worldwide. In connection with the agreement, the Company agreed to issue 20,000 options to MDM Worldwide. The terms of the options have not yet been agreed and the Company will issue the options when the exercise price and term are finalized. For the six months ended July 31, 2023, the Company paid MDM Worldwide $60,000.

Money Channel Agreement

On March 13, 2023, the Company entered into a media advertising agreement with Money Channel Inc. The Company will pay a monthly fee and after ninety days can cancel the agreement. The Company, after 90 days, will also issue options to purchase 50,000 shares of common stock to Money Channel Inc. at an exercise price of $4.00 per share. In June 2023, the parties agreed to terminate the agreement by mutual consent. No options were issued. For the six months ended July 31, 2023, the Company paid the Money Channel $100,000.

Upstream Termination

On May 24, 2023, the Company sent notice of the termination of the Securities Facility Services Agreement, dated January 3, 2023, by and between MERJ DEP Ltd. And the Company (“Agreement”), which provided for the dual listing of the Company’s common stock on the MERJ Upstream exchange (“Upstream”), which is operated as a fully registered and licensed integrated securities exchange, clearing system and depository for digital and non-digital securities under the Seychelles security laws. The termination is effective May 31, 2023.

11.	SUBSEQUENT EVENTS

From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. When the Company becomes aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated.

The Company is currently involved in a dispute with Joseph A. Gunnar regarding fees related to our cancellation of the offering that we believe was justified.

Should litigation be commenced, the outcome of this legal proceeding is uncertain at this point because of the many questions of fact and law that may arise and based on information available to the Company at present, it cannot reasonably estimate a range of loss for this action.

However, at present we are not aware of any actions of the Company which we believe would individually or in the aggregate materially adversely affect our business, consolidated results of operations, financial position, or cash flows.

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

With the change in our focus, our capital requirements have increased substantially. The process of developing pharmaceutical products and submitting them for FDA approval is both time consuming and expensive, with no assurance of obtaining approval from the FDA to market our product in the United States. We will require approximately $13 million for research and development of our abuse deterrent fentanyl transdermal system, including clinical manufacturing and clinical trials that need to be completed to obtain FDA approval. However, the total cost could be substantially in excess of that amount.

On August 31, 2020, the Company closed the purchase of all of the assets of Pocono Coated Products (“PCP”) associated with its Transdermal, Topical, Cosmetic and Nutraceutical business (the “Assets”). pursuant to a Purchase Agreement (“Agreement”), entered into on August 31, 2020. The purchase price for the Assets was (i) $6,000,000 paid in shares of the Company’s common stock at a value of the average price of the previous 90 days at the date of Closing (the “Shares”); and (ii) a promissory note of the Company in the principal amount of $1,500,000, which note was repaid in full in October 2021. Subsequent to the repayment of the note, on October 25, 2021, the Shares were released from escrow.

On October 5, 2021, the Company, having been approved for the listing of its common stock on The Nasdaq Capital Market effective October 1, 2021, consummated a public offering (the “IPO”) of units (the “Units”), of common stock and warrants that were offered in the IPO on The Nasdaq Capital Market, which included 1,231,200 (each a “Unit”), each Unit consisting of one share of common stock, par value $0.001 per share, and one warrant (each a “Warrant”) at a price of $5.36 per Unit. Each Warrant is immediately exercisable, entitles the holder to purchase one share of common stock at an exercise price of $6.43 and will expire five (5) years from the date of issuance. The underwriters’ over-allotment option was exercised for 184,800 warrants to purchase shares of common stock bringing to total net proceeds to the Company from the IPO to $5,836,230. The shares of common stock and Warrants were separately transferred immediately upon issuance. As of July 31, 2023, 457,795 Warrants issued in the IPO have been exercised, with net proceeds to the Company of $2,942,970.

On November 1, 2021, The Board of Directors adopted the 2021 Employee Stock Option Plan (the “Plan”). The Company has reserved 408,333 shares to issue and sell upon the exercise of stock options issued under the Plan. On November 3, 2021, the Company filed a Registration Statement on Form S-8, to register under the Securities Act of 1933, as amended, the 408,333 shares of common stock reserved for issuance under the Plan, and on October 12, 2022, a Post-Effective Amendment to the Form S-8 was filed with the SEC. In accordance with the Plan, on February 1, 2022, the Company reserved an additional 233,333 shares and on February 1, 2023, the Company reserved an additional 233,333 shares. On January 21, 2022, the Board approved options to purchase 190,751 shares of the Company’s common stock under the Plan issued to executive officers and directors of the Company at an exercise price of $4.16 ($4.58 per share for two of the officers as required by IRS rules). On August 1, 2022, the Board approved option grants previously approved by the Compensation Committee for an aggregate of 137,084 shares of common stock at exercise prices $4.09 or $4.50 per share depending on IRS rules as applicable to the recipient, on September 30, 2022, approved option issuances under the Plan for an aggregate of 35,000 shares of common stock at an exercise price of $3.59 per share for services provided by the independent directors, as previously approved by the Compensation Committee. On December 8, 2022, the Board approved option grants to executive officers previously approved by the Compensation Committee for an aggregate of 107,500 shares at exercise prices of $3.75 ($4.12 for two of the officers as required by IRS rules). On February 1, 2023, the Board approved an option grant to purchase 30,000 shares of common stock at an exercise price of $3.975 per share previously approved by the Compensation Committee to an executive officer for services. As of July 31, 2023, 374,666 shares remain in the Plan.

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

The Company on July 13, 2023 entered into an amended three-year $5,000,000 credit line facility (replacing the $2,000,000 facility that we had entered into on March 19, 2023), drawdowns under which bear interest at the rate of 7% per annum. The credit line provides the Company with available financing through the FDA approval process and into commercial scale manufacturing, for the Company’s patented lead product, AVERSA™ Fentanyl, an abuse-deterrent fentanyl transdermal system.

Results of Operations

Three Months Ended July 31, 2023 and 2022

For the three months ended July 31, 2023, we generated revenue of $655,928 and our costs of revenue were $356,256 resulting in a gross margin of $299,672. For the three months ended July 31, 2022, we generated revenue of $456,149 and our costs of revenue were $304,353, resulting in a gross margin of $151,796. Our revenue for July 31, 2023, was derived from sales of $566,769 from our Transdermal Patches segment and $89,159 from contract services from our 4P Therapeutics segment. The revenue from the Transdermal Patches segment remained relatively constant from the prior year. An increase in demand continued in the subsequent quarter. Our cost of revenue for our contract research and development services represents our labor cost plus a modest amount of material costs which we passed on to the client. Our cost of sales decreased during the period for our contract services in comparison to the prior year as our main contract has been completed and the balance of the contract is being recognized with limited additional costs.

For the three months ended July 31, 2023, our selling, general and administrative expenses were $678,738 primarily legal, accounting and administrative salaries compared to $908,173 for the three months ended July 31, 2022.The decrease from 2022 is primarily attributable to decreases in non-cash equity-based expenses and administrative salaries.

During the three months ended July 31, 2023, the Company incurred research and development expenses of its Aversa Fentanyl product of $ 445,122, primarily of salaries and increases in development costs from Kindeva as compared to $277,869 for the three months ended July 31, 2022.

We incurred interest expense of $9,235 for the three months ended July 31, 2023, as compared to $4,429 for the three months ended July 31, 2022.

As a result of the foregoing, we sustained a net loss of $829,173 or $(0.11) per share (basic and diluted) for the three months ended July 31, 2023, compared with a loss of $1,038,675, or $(0.12) per share (basic and diluted) for the three months ended July 31, 2022.

Six Months Ended July 31, 2023 and 2022

For the six months ended July 31, 2023, we generated revenue of $1,132,860 and our costs of revenue were $610,904 resulting in a gross margin of $521,956. For the six months ended July 31, 2022, we generated revenue of $934,071 and our costs of revenue were $581,789, resulting in a gross margin of $352,282. Our revenue for July 31, 2023, was derived from sales of $967,826 from our Transdermal Patches segment and $165,034 from contract services from our 4P Therapeutics segment. The revenue from the Transdermal Patches segment increased from the prior year. An increase in demand continued in the subsequent quarter. Our cost of revenue for our contract research and development services represents our labor cost plus a modest amount of material costs which we passed on to the client. Our cost of sales decreased during the period for our contract services in comparison to the prior year as our main contract has been completed and the balance of the contract is being recognized with limited additional costs.

For the six months ended July 31, 2023, our selling, general and administrative expenses were $1,518,470 primarily legal, accounting and administrative salaries compared to $1,676,624 for the six months ended July 31, 2022.The decrease from 2022 is primarily attributable to a decrease in salaries and wages offset by an increase in investor relations expenses.

During the six months ended July 31, 2023, the Company incurred research and development expenses of its Aversa Fentanyl product of $ 845,552, primarily of salaries and increases in development costs from Kindeva as compared to $395,683 for the six months ended July 31, 2022.

We incurred interest expense of $12,401 for the six months ended July 31, 2023, as compared to $8,539 for the six months ended July 31, 2022.

As a result of the foregoing, we sustained a net loss of $1,844,402 or $(0.24) per share (basic and diluted) for the six months ended July 31, 2023, compared with a loss of $1,728,664, or $(0.20) per share (basic and diluted) for the six months ended July 31, 2022.

Liquidity and Capital Resources

As of July 31, 2023, we had $2,334,553 in cash and cash equivalents and working capital of $2,399,446, as compared with cash and cash equivalents of $1,985,440 and working capital of $1,945,132 as of January 31, 2023. During the six months ended July 31, 2023, the Company on March 19, 2023, entered into a three-year Credit Line Note facility for $2 million, to fund its research and development of its Aversa Fentanyl product, and an amendment thereto on July 13, 2023, increasing the amount available under the credit line. At July 31, 2023, the Company had drawn down a total of $2,000,000 under the credit line.

For the six months ended July 31, 2023, we used cash of $1,744,999 in our operations. The principal adjustments to our net loss of $1,844,402 were depreciation and amortization of $150,511, and the issuance of employee stock options and warrants for services in the amount of $162,120.

For the six months ended July 31, 2023, we used cash in investing activities of $2,624 primarily for the purchase of equipment.

For the six months ended July 31, 2023, we provided cash in financing activities of $2,096,736 primarily from the proceeds of $2,000,000 from its line of credit and $106,528 from a factoring arrangement, offset from the payment on notes of $9,792.

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

As of July 31, 2023, the Company had cash and cash equivalents of $2,334,553 and working capital of $2,399,446. For the six months ended July 31, 2023, the Company incurred an operating loss of $1,844,402 and used cash flow from operations of $1,744,999. The Company has generated operating losses since its inception and has relied on sales of securities and issuance of third-party and related-party debt to support cash flow from operations. In October 2021, the Company consummated a public offering and received net proceeds of $5,836,230. The Company also received to date $3,239,845 proceeds from the exercise of warrants. The Company has used these proceeds to fund operations and will continue to use the funds as needed. In March 2023, the Company entered into a three-year $2,000,000 Credit Line Note facility, amended on July 13, 2023, to increase the credit line to $5 million, which will permit the Company to draw down on the credit line to fund the Company’s research and development of its Aversa product.

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

Accounts Receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-applicable accounts. For the six months ended July 31, 2023 and 2022, the Company recorded bad debt expense of $11,836 and $-0-, respectively, for doubtful accounts related to account receivable related to a factoring arrangement.

Inventories

Inventories are valued at the lower of cost and reasonable value determined using the first-in, first-out (FIFO) method. Net realized value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The cost of finished goods and work in process is comprised of material costs, direct labor costs and other direct costs and related production overheads (based on normal operating capacity). As of July 31, 2023, total inventory was $156,921, consisting of work-in-process of $34,467 and raw materials of $122,454. As of January 31, 2023, total inventory was $229,335, consisting of work-in-process of $11,021 and raw materials of $218,334.

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. In connection with the Company’s acquisition of 4P Therapeutics LLC in 2018, the Company recorded Goodwill of $1,719,235. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. During the years ended January 31, 2023 and 2022, the Company recorded an impairment charge of $327,326 and $2,180,836, respectively, reducing the Active Intelligence LLC Goodwill to $3,302,478. As of July 31, 2023 and January 31 2023, Goodwill amounted to $5,021,713 and $5,021,713, respectively.

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of July 31, 2023, and 2022, there were 1,783,373 and 1,570,955 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

NUTRIBAND INC.

September 8, 2023	By:	/s/ Gareth Sheridan
Gareth Sheridan,
Chief Executive Officer
(Principal Executive Officer)

September 8, 2023	By:	/s/ Gerald Goodman
Gerald Goodman,
Chief Financial Officer
(Principal Financial and Accounting Officer)