Form 10-Q
period 2023-10-31
NutriBand Inc.
filed 2023-12-13
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, was 7,833,150 shares as of December 12, 2023.

NUTRIBAND INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the three and nine months ended October 31, 2023, and 2022 are not necessarily indicative of the results for the entire fiscal year or for any other period.

NUTRIBAND INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
	2023	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,265,323	$1,985,440
Accounts receivable	169,669	113,045
Inventory	174,641	229,335
Prepaid expenses	390,104	365,925
Total Current Assets	1,999,737	2,693,745

PROPERTY & EQUIPMENT-net	766,839	897,735

OTHER ASSETS:
Goodwill	5,021,713	5,021,713
Operating lease right of use asset	39,219	62,754
Intangible assets-net	695,568	780,430

TOTAL ASSETS	$8,523,076	$9,456,377

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$387,862	$534,679
Deferred revenue	169,495	162,903
Operating lease liability-current portion	33,505	31,291
Notes payable-current portion	126,912	19,740
Total Current Liabilities	717,774	748,613

LONG-TERM LIABILITIES:
Note payable-net of current portion	85,101	100,497
Note payable-related party	2,000,000	-
Operating lease liability-net of current portion	8,863	34,277
Total Liabilities	2,811,738	883,387

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 291,666,666 shares authorized; 7,843,150 shares issued at October 31, 2023 and January 31, 2023, 7,833,150 shares outstanding as of October 31, 2023 and January 31, 2023, respectively	7,833	7,833
Additional paid-in-capital	31,835,503	31,092,807
Accumulated other comprehensive loss	(304)	(304)
Treasury stock, 10,000 and 10,000 shares at cost, respectively	(32,641)	(32,641)
Accumulated deficit	(26,099,053)	(22,494,705)
Total Stockholders’ Equity	5,711,338	8,572,990

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,523,076	$9,456,377

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2023	2022	2023	2022

Revenue	$427,841	$618,003	$1,560,701	$1,552,074

Costs and expenses:
Cost of revenues	268,920	349,272	879,824	931,061
Research and development	551,503	290,718	1,397,055	686,401
Selling, general and administrative	1,330,929	1,049,532	2,849,399	2,726,256
Total Costs and Expenses	2,151,352	1,689,522	5,126,278	4,343,718

Loss from operations	(1,723,511)	(1,071,519)	(3,565,577)	(2,791,644)

Other income (expense):
Interest income	3,765	-	13,830	-
Interest expense	(40,200)	(3,966)	(52,601)	(12,505)
Total other expenses	(36,435)	(3,966)	(38,771)	(12,505)

Loss before provision for income taxes	(1,759,946)	(1,075,485)	(3,604,348)	(2,804,149)

Provision for income taxes	-	-	-	-

Net loss	$(1,759,946)	$(1,075,485)	$(3,604,348)	$(2,804,149)

Net loss per share of common stock-basic and diluted	$(0.22)	$(0.14)	$(0.46)	$(0.32)

Weighted average shares of common stock outstanding - basic and diluted	7,833,150	7,803,264	7,833,150	8,659,522

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended October 31, 2023

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	Capital	Income (Loss)	Deficit	Stock
Balance, February 1, 2023	$8,572,990	7,833,150	$7,833	$31,092,807	$(304)	$(22,494,705)	$(32,641)

Warrants issued for services	242,840			242,840

Options issued for services	499,856	-	-	499,856	-	-	-

Net loss for the nine months ended October 31, 2023	(3,604,348)	-	-	-	-	(3,604,348)	-

Balance, October 31, 2023	$5,711,338	7,833,150	$7,833	$31,835,503	$(304)	$(26,099,053)	$(32,641)

Nine Months Ended October 31, 2022

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	Capital	Income (Loss)	Deficit	Stock
Balance, February 1, 2022	$11,859,285	9,154,846	$9,155	$29,966,132	$(304)	$(18,011,231)	$(104,467)

Exercise of warrants	296,875	55,417	56	296,819	-	-	-

Common stock returned in settlement	-	(1,400,000)	(1,400)	1,400	-	-	-

Treasury stock issued for services	93,100	28,583	28	(28)	-	-	93,100

Treasury stock repurchased	(118,766)	(35,583)	(36)	36	-	-	(118,766)

Options issued for services	405,221			405,221

Net loss for the nine months ended October 31, 2022	(2,804,149)	-	-	-	-	(2,804,149)	-

Balance, October 31, 2022	$9,731,566	7,803,263	$7,803	$30,669,580	$(304)	$(20,815,380)	$(130,133)

Three Months Ended October 31, 2023

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	Capital	Income (Loss)	Deficit	Stock
Balance, August 1, 2023	$6,890,708	7,833,150	$7,833	$31,254,927	$(304)	$(24,339,107)	$(32,641)

Warrants issued for services	155,750			155,750

Options issued for services	424,826	-	-	424,826	-	-	-

Net loss for the three months ended October 31, 2023	(1,759,946)	-	-	-	-	(1,759,946)	-

Balance, October 31, 2023	$5,711,338	7,833,150	$7,833	$31,835,503	$(304)	$(26,099,053)	$(32,641)

Three Months Ended October 31, 2022

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	Capital	Income (Loss)	Deficit	Stock
Balance, August 1, 2022	$10,401,830	7,803,263	$7,803	$30,264,359	$(304)	$(19,739,895)	$(130,133)

Options issued for services	405,221	-	-	405,221	-	-	-

Net loss for the three months ended October 31, 2022	(1,075,485)	-	-	-	-	(1,075,485)	-

Balance, October 31, 2022	$9,731,566	7,803,263	$7,803	$30,669,580	$(304)	$(20,815,380)	$(130,133)

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	October 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,604,348)	$(2,804,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	218,382	255,925
Operating lease expense	23,535	42,578
Reserve for doubtful accounts	11,837	-
Treasury stock issued for services	-	93,100
Stock-based compensation-warrants	242,840	-
Stock-based compensation-options	499,856	405,221
Changes in operating assets and liabilities:
Accounts receivable	(68,461)	(9,075)
Prepaid expenses	(24,179)	(55,633)
Inventories	54,694	(52,675)
Deferred revenue	6,592	95,723
Operating lease liability	(23,200)	(40,510)
Accounts payable and accrued expenses	(146,817)	(103,698)
Net Cash Used In Operating Activities	(2,809,269)	(2,173,193)

Cash flows from investing activities:
Purchase of equipment	(2,624)	(69,281)
Net Cash Used in Investing Activities	(2,624)	(69,281)

Cash flows from financing activities:
Proceeds from note payable-related party	2,000,000	-
Proceeds from secured borrowing liability	106,528	-
Proceeds from exercise of warrants	-	296,875
Payment on note payable	(14,752)	(11,185)
Purchase of treasury stock	-	(118,766)
Net Cash Provided by Financing Activities	2,091,776	166,924

Net change in cash	(720,117)	(2,075,550)

Cash and cash equivalents - Beginning of period	1,985,440	4,891,868

Cash and cash equivalents - End of period	$1,265,323	$2,816,318

Supplementary information:

Cash paid for:
Interest	$7,352	$12,505

Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Adoption of ASC 842 Operating lease asset and liability	$-	$94,134

Promissory note on equipment purchase	$-	$32,843

Common stock returned in settlement	$-	$1,400

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Nine Months Ended October 31, 2023 and 2022

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

Unaudited Financial Statements

The consolidated balance sheet as of October 31, 2023, and the consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the periods presented have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented have been made. The results for the nine months ended October 31, 2023, are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Nutriband’s Annual Report on Form 10-K for the year ended January 31, 2023.

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

The Company’s significant accounting policies in Note 2 in the Company’s Annual Report on Form 10-K for the year ended January 31, 2023. There were no significant changes to these accounting policies during the nine months ended October 31, 2023.

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

As of October 31, 2023, the Company had cash and cash equivalents of $1,265,323 and working capital of $1,281,963. For the nine months ended October 31, 2023, the Company incurred a loss from operations of $3,565,577 and used cash flow from operations of $2,809,269. The Company has generated operating losses since its inception and has relied on sales of securities and issuance of third-party and related-party debt to support cash flow from operations. In October 2021, the Company consummated a public offering and received net proceeds of $5,836,230. The Company also received to date $3,239,845 proceeds from the exercise of warrants. The Company has used these proceeds to fund operations and will continue to use the funds as needed. In March 2023, the Company entered into a three-year $2,000,000 Credit Line Note facility with a related party, amended on July 13, 2023 to $5,000,000, which will permit the Company to draw down on the credit line to fund the Company’s research and development of its Aversa product. As of October 31, 2023, the Company was advanced $2,000,000.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash on deposit and money market accounts. The Company considers short-term highly liquid investments with an original maturity date of three months or less that are not part of an investment pool to be cash equivalents. As of October 31, 2023, the Company’s balances of approximately $0.5 million exceeded federally insured limits.

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

All revenue recognized in the income statement is considered to be revenue from contracts with customers.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by type and by geographical location. See the tables:

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2023	2022	2023	2022
Revenue by type
Sale of goods	$1,395,667	$1,325,127	$427,841	$528,233
Services	165,034	226,947	-	89,770
Total	$1,560,701	$1,552,074	$427,841	$618,003

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2023	2022	2023	2022

Revenue by geographic location:
United States	$1,560,701	$1,552,074	$427,841	$618,003
Foreign	-	-	-	-
	$1,560,701	$1,552,074	$427,841	$618,003

Accounts receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its allowances by estimating credit losses on current accounts by evaluating actual historical losses. For the nine months ended October 31, 2023 and 2022, the Company recorded bad debt expense of $11,836 and $-0-, respectively, for doubtful accounts related to accounts receivable. During the nine months ended October 31, 2023, the Company entered into an accounts receivable sale agreement for one of its subsidiaries. The Company received $106,528 in funds against an account receivable that is currently a claim in bankruptcy. The net accounts receivable remain on the books of the Company and a corresponding amount has been included as a secured borrowing liability under Notes payable. If the bankruptcy claim is not paid in full by the debtor, the Company is obligated to pay any difference to the factor. The secured borrowing liability bears interest at 10%. The bankruptcy claim has not yet been settled by the bankruptcy court.

Inventories

Inventories are valued at the lower of cost and reasonable value determined using the first-in, first-out (FIFO) method. Net realized value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The cost of finished goods and work in process is comprised of material costs, direct labor costs and other direct costs and related production overheads (based on normal operating capacity). As of October 31, 2023, total inventory was $174,641, consisting of work-in-process of $30,089 and raw materials of $144,552. As of January 31, 2023, total inventory was $229,335, consisting of work-in-process of $11,021 and raw materials of $218,334.

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. In connection with the Company’s acquisition of 4P Therapeutics LLC in 2018, the Company recorded Goodwill of $1,719,235. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. During the years ended January 31, 2023 and 2022, the Company recorded an impairment charge of $327,326 and $2,180,836, respectively, reducing the Active Intelligence LLC Goodwill to $3,302,478. As of October 31, 2023 and January 31, 2023, Goodwill amounted to $5,021,713 and $5,021,713, respectively.

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of October 31, 2023, and 2022, there were 2,157,873 and 1,645,506 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

3.	PROPERTY AND EQUIPMENT

	October 31,	January 31,
	2023	2023
Lab equipment	$144,585	$144,585
Machinery and equipment	1,243,252	1,240,628
Furniture and fixtures	19,643	19,643
	1,407,480	1,404,856
Less: Accumulated depreciation	(640,641)	(507,121)
Net Property and Equipment	$766,839	$897,735

Depreciation expenses amounted to $133,520 and $137,730 for the nine months ended October 31, 2023 and 2022, respectively. During the nine months ended October 31, 2023 and 2022, depreciation expenses of $101,315 and $104,767, respectively, have been allocated to cost of goods sold.

4.	NOTES PAYABLE

Notes Payable

Active Intelligence entered into an agreement with the Carolina Small Business Development Fund for a line of credit of $160,000 due October 16, 2028, with interest of 5% per year. The amount assumed was $139,184. The loan requires monthly payments of principal and interest of $1,697. During the nine months ended October 31, 2023, the Company made $11,460 of principal payments. As of October 31, 2023, the amount due was $89,160, of which $15,928 is current.

On April 3, 2022, the Company entered into a retail installment agreement for the purchase of an automobile. The contract price was $32,274, of which $22,795 was financed. The agreement is for five years bearing interest at 2.95% per annum with payments of $410 per month. The loan is secured by automobile. As of October 31, 2023, the amount due was $16,235 of which $4,456 is current.

Notes payable-related party

On July 17, 2023, the Company entered into an amended Credit Line Note agreement, for an increased $5,000,000 credit line facility Note, with TII Jet Services LDA, a shareholder of the Company (replacing the $2,000,000 facility with the same lender that the Company entered into on March 17, 2023). Outstanding advances under the Note bears interest at 7% per annum. The promissory note is due and payable in full on March 19, 2026. Interest is payable annually on December 31 of each year during the term of the note. During the nine months ended October 31, 2023, the Company was advanced $2,000,000 on the Note. The Company recorded interest expense of $42,012 for the nine months ended October 31, 2023.

Secured borrowing liability

The Company entered into an accounts receivable sale agreement for one of its subsidiaries in connection with a bankruptcy claim. The Company received $106,528 and recorded the transaction as a secured loan payable against the account receivable. If the claim is not paid in full by the debtor, the Company will pay any difference to the factor. The loan bears interest at 10%. For the nine months ended October 31, 2023, the Company recorded interest expense of $2,835. The bankruptcy claim has not yet been settled by the bankruptcy court.

Interest expenses for the nine months ended October 31, 2023 and 2022, were $52,601 and $12,505, respectively.

5.	INTANGIBLE ASSETS

As of October 31, 2023 and January 31 2023, intangible assets consisted of intellectual property and trademarks, customer base, and license agreement, net of amortization, as follows:

	October 31,	January 31,
	2023	2023
Customer base	$314,100	$314,100
Intellectual property and trademarks	817,400	817,400

Total	1,131,500	1,131,500

Less: Accumulated amortization	(435,932)	(351,070)

Net Intangible Assets	$695,568	$780,430

Amortization expenses for the nine months ended October 31, 2023, and 2022 amounted to $84,862 and $118,195, respectively.

Year Ended January 31,
2024	$28,247
2025	113,109
2026	113,109
2027	113,109
2028	113,109
2029 and thereafter	214,885
$695,568

6.	RELATED PARTY TRANSACTIONS

a)	On February 1, 2023, options to purchase 30,000 shares of the Company’s common stock were issued to an executive of the Company at a price of $3.975 per share. The options vest immediately and expire in three years. The fair value of the options issued for services amounted to $75,030 and was expensed during the nine months ended October 31, 2023.

b)	In September and October 2023, options to purchase 374,500 shares of common stock to executives and directors of the Company at a price of $1.93, $2.12 and $2.65 per share. The options vest immediately and expire in three years. The fair value of the options issued amounted to $424,826 and was expensed during the nine months ended October 31, 2023.

c)	On October 31, 2023, warrants to purchase 87,500 shares of the Company’s common stock were issued to the Chief Financial Officer at a price of $1.93 per share. The warrant expires in three years. The fair value of the warrants issued amounted to $93,450 and was expensed during the nine months ended October 31, 2023.

d)	On July 17, 2023, the Company entered into an amended Credit Line Note facility with TII Jet Services LDA, a shareholder of the Company, for a credit facility of $5 million (replacing the $2,000,000 facility with the same lender that the Company entered into on March 17, 2023). See Note 4 for further information. TII Jet Services LDA is owned 100% by a shareholder of the Company.

e)	In May 2022, the Company issued stock awards to the Company’s CEO and the independent members of the Board of Directors. The CEO received 11,667 shares and the four directors received 1,167 shares each. The Company recorded a compensation expense of $53,200 in connection with the issuance of the shares.

f)	On August 2, 2022, 137,084 options to purchase shares of the Company’s common stock were issued to executives of the Company at prices of $4.09 and $4.50 per share. The options vest immediately and expire in three years. The fair value of the options issued for services amounted to $329,691 and was expensed during the nine months ended October 31, 2022.

g)	On September 30, 2022, 35,000 options to purchase shares of the Company’s common stock were issued to the independent directors of the Company at a price of $3.59 per share. The options vest immediately and expire in three years. The fair value of the options issued for services amounted to $75,530 and was expensed during the nine months ended October 21, 2022.

7.	STOCKHOLDERS’ EQUITY

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

Activity during the Nine Months Ended October 31, 2023

(a)	As of October 31, 2023, the Company holds 10,000 of its shares comprising $32,641 of treasury stock. There was no activity during the nine months ended October 31, 2023.

Activity during the Nine Months Ended October 31, 2022

(a)	In March and May 2022, the Company purchased 35,583 shares of its common stock for $118,766 and recorded the purchase as Treasury Stock. In May 2022, the Company issued 28,583 shares of stock awards to management, directors and employees from the treasury shares and recorded compensation expense of $93,100. As of July 31, 2022, the Company held 39,811 of its shares comprising $130,133 of treasury stock.

(b)	On July 29, 2022, the Company received proceeds of $296,875 from the exercise of warrants and issued 55,417 shares of common stock.

(c)	In July 2022, the Company cancelled 1,400,000 shares received in connection with the settlement of a lawsuit. See Note 9 for further information.

8.	OPTIONS and WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company’s common stock issued to non-employees of the Company during the nine months ended October 31, 2023. On March 7, 2023, the Company issued 30,000 warrants to purchase the Company’s common shares to Barandic Holdings Ltd. for services provided. The warrants are exercisable at a price of $4.00 per share and expire five years from the date of issuance. On October 27, 2023, the Company issued 145,833 warrants to purchase the Company’s common shares to management (87,500 warrants were issued to the Chief Financial Officer) and non-employees of the Company. The warrants are exercisable at a price of $1.93 per share and expire in three years from the date of issuance. These warrants replace previously issued warrants that have now been cancelled. The Company used the Black-Scholes valuation model to record the fair value. The valuation model used a dividend rate of 0%; expected term of 1.5 years; volatility rate of 152.10-174.45%; and a risk-free rate of 3%. For the nine months ended October 31, 2023, the Company recorded non-cash compensation of $242,840. See Note 6 for further information.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2022	1,435,622	$6.91	3.93 years	$-

Granted	25,000	7.50	5.00 years	-

Expired/Cancelled	(97,534)	5.36	-	-

Exercised	(55,417)	5.36	-	-

Outstanding, January 31, 2023	1,307,671	6.43	3.34 years	-

Granted	175,833	2.28	3.22 years	-

Expired/Cancelled	(200,466)	6.33	-	-

Exercised	-	-	-	-

Outstanding - October 31, 2023	1,283,038	$5.88	2.99 years	$46,667

Exercisable - October 31, 2023	1,283,038	$5.88	2.99 years	$46,667

The following table summarizes additional information relating to the warrants outstanding as of October 31, 2023:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(Years)	Weighted Average Exercise Price for Shares Outstanding	Number Exercisable	Weighted Average Exercise Price for Shares Exercisable	Intrinsic Value

$4.00	30,000	4.35	$4.00	30,000	$4.00	$-
$6.43	1,082,205	2.99	$6.43	1,082,205	$6.43	$-
$1.93	145,833	2.99	$1.93	145,833	$1.93	$46,667
$7.50	25,000	4.02	$7.50	25,000	$7.50	$-

Options

The following table summarizes the changes in options outstanding and the related price of the shares of the Company’s common stock issued to employees of the Company. See Note 7 for the issuance of related party options.

On November 1, 2021, the Board of Directors adopted the 2021 Employee Stock Option Plan (the “Plan”). The Company has reserved 408,333 shares to issue and sell upon the exercise of stock options. In accordance with the Plan, on February 1, 2022, the Company reserved an additional 233,333 shares and on February 1, 2023, the Company reserved an additional 233,333 shares. The options vest immediately and expire in three years. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options (“ISO’s”) under Section 422 of the Internal Revenue Code of 1986 (the “Code”) or which are not (“non-ISO’s”) intended to qualify as Incentive Stock Options thereunder. The Plan also provides for restricted stock awards representing shares of common stock that are issued subject to such restrictions on transfer and other incidents of ownership and such forfeiture conditions as the Board of Directors, or the committee administering the Plan composed of directors who qualify as “independent” under Nasdaq rules, may determine. On November 3, 2021, the Company filed a Registration Statement on Form S-8, to register under the Securities Act of 1933, as amended the 408,333 shares of common stock reserved for issuance under the Plan. As of October 31, 2023, 166 shares remain in the Plan.

During the nine months ended October 31, 2023, 404,500 options to purchase shares of the Company’s common stock were issued to executive officers and employees at prices of $1.93-$3.975 per share. The options vest immediately and expire three years from the date of issuance. The fair value of the options issued for services amounted to $499,856 and was recorded during the nine months ended October 31, 2023. The Company used the Black-Scholes valuation model to record the fair value. The valuation model used a dividend rate of 0%; expected term of 1.5 years; volatility rates of 121.52-143.54%; and a risk-free rate of 3.00-4.5%.

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

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2022	190,751	$4.26	2.97 years

Granted	279,584	3.93	3.00 years	-

Expired/Cancelled	-	-	-

Exercised	-	-	-

Outstanding, January 31, 2023	470,335	4.13	2.53 years

Granted	404,500	2.18	2.93 years	-

Expired/Cancelled	-	-	-

Exercised	-	-	-

Outstanding - October 31, 2023	874,835	$3.23	2.31 years	$86,840

Exercisable - October 31, 2023	874,835	$3.23	2.31 years	$86,840

The following table summarizes additional information relating to the options outstanding as of October 31, 2023:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(Years)	Weighted Average Exercise Price for Shares Outstanding	Number Exercisable	Weighted Average Exercise Price for Shares Exercisable	Intrinsic Value

$1.93	214,500	2.99	$1.93	214,500	$1.93	$68,640
$2.12	140,000	2.99	$2.12	140,000	$2.12	$18,200
$2.65	20,000	2.88	$2.65	20,000	$2.65	$-
$3.59	35,000	3.92	$3.59	35,000	$3.59	$-
$3.75	57,500	2.11	$3.75	57,500	$3.75	$-
$3.98	30,000	2.26	$3.98	30,000	$3.98	$-
$4.09	78,750	1.75	$4.09	78,750	$4.09	$-
$4.12	50,000	2.11	$4.12	50,000	$4.12	$-
$4.16	144,083	1.22	$4.16	144,083	$4.16	$-
$4.50	58,334	1.75	$4.50	58,334	$4.50	$-
$4.58	46,668	1.22	$4.58	46,668	$4.58	$-

	874,835	2.31	$3.23	874,835	$3.23	$86,840

9.	SEGMENT REPORTING

We organize and manage our business by the following two segments which meet the definition of reportable segments under ASC280-10, Segment Reporting: Sales of Goods and Services. These segments are based on the customer type of products or services provided and are the same as our business units. Separate financial information is available and regularly reviewed by our chief decision maker, who is our chief executive officer, in making resource allocation decisions for our segments. Our chief decision maker evaluates segment performance to the GAAP measure of gross profit.

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2023	2022	2023	2022
Net sales
Pocono Pharmaceuticals	$1,395,667	$1,325,127	$427,841	$528,233
4P Therapeutics	165,034	226,947	-	89,770
	1,560,701	1,552,074	427,841	618,003
Gross profit
Pocono Pharmaceuticals	561,083	619,108	161,022	254,996
4P Therapeutics	119,794	1,905	(1,301)	13,735
	680,877	621,013	159,721	268,731
Operating expenses
Selling, general and administrative-Pocono Pharmaceuticals	424,139	417,829	151,856	140,338
Selling, general and administrative-4P Therapeutics	92,075	65,618	29,238	19,965
Selling, general and administrative-Corporate	2,356,646	2,242,809	1,175,296	889,229
Research and development-4P Therapeutics	1,397,055	686,401	551,053	290,718
	4,269,915	3,412,657	1,907,443	1,340,250
Depreciation and Amortization
Pocono Pharmaceuticals	$165,632	$162,271	$53,807	$49,459
Corporate	10,495	44,164	3,501	33,122
4P Therapeutics	42,255	49,490	9,963	17,198
	$218,382	$255,925	$67,271	$99,779

The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere.

	Nine Months Ended		Three Months Ended
	October 31,		October
	2023	2022	2023	2022
Net sales
United States	$1,560,701	$1,552,074	$427,841	$618,003
Outside the United States	-	-	-	-
	$1,560,701	$1,552,074	$427,841	$618,003

	October 31,	January 31,
	2023	2023
Property and equipment, net of accumulated depreciation
United States	$766,839	$897,735
Outside the United States	-	-
	$766,839	$897,735
Assets
Corporate	$794,514	$1,745,731
Pocono Pharmaceuticals	5,405,390	5,400,814
4P Therapeutics	2,323,172	2,309,832
	$8,523,076	$9,456,377

10.	COMMITMENTS AND CONTIGENCIES

Employment Agreements

The Company entered into a three-year employment agreement with Gareth Sheridan, our CEO, and Serguei Melnik, our President, effective February 1, 2022. The agreement also provides that the executives will continue as directors. The agreement provides for an initial term, commencing on the effective date of the agreement and ending on January 31, 2025, and continuing on a year-to-year basis thereafter unless terminated by either party on not less than 30 days’ notice given prior to the expiration of the initial term or any one-year extension. For their services to the Company during the term of the agreement, Mr. Sheridan and Mr. Melnik will receive an annual salary of $250,000 per annum, commencing on the effective date of the agreement. Mr. Sheridan and Mr. Melnik will also receive a performance bonus of 3.5% of net income before income taxes. As of July 31, 2022, the Company and Mr. Sheridan and Mr. Melnik mutually agreed to reduce their annual salary to $150,000.

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

Kindeva Drug Delivery Agreement

On January 4, 2022, the Company signed a feasibility agreement with Kindeva Drug Delivery, L.P. (“Kindeva”) to develop Nutriband’s lead product, AVERSAL Fentanyl, based on its proprietary AVERSAL abuse deterrent transdermal technology and Kindeva’s FDA-approved transdermal fentanyl patch (fentanyl transdermal system). The feasibility agreement provides for adapting Kindeva’s commercial transdermal manufacturing process to incorporate AVERSAI technology in the fentanyl transdermal system.

The agreement will remain in force until the earlier of: (1) the completion of the work and deliverables under the Workplan; or (2) two (2) years after the Effective Date, after which time the agreement will expire.

The estimated cost to complete the feasibility Workplan is approximately $2.1 million and the time to complete will be between eight to fifteen months. Nutriband made an advance deposit of $250,000 in January 2022, to be applied against the final invoice. The Workplan commenced in February 2022, and the parties believe the Workplan will be completed in the time estimated in the agreement. As of October 31, 2023, the Company has incurred expenses of $1,849,371 and the deposit of $250,000 is included in prepaid expenses.

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

MDM Worldwide Agreement

In September 2022, the Company entered into a public relations agreement with MDM Worldwide. In connection with the agreement, the Company agreed to issue 20,000 options to MDM Worldwide. In October 2023, the contract was mutually terminated, and no options were issued. For the nine months ended October 31, 2023, the Company paid MDM Worldwide $210,000.

Money Channel Agreement

On March 13, 2023, the Company entered into a media advertising agreement with Money Channel Inc. The Company will pay a monthly fee and after ninety days can cancel the agreement. The Company, after 90 days, will also issue options to purchase 50,000 shares of common stock to Money Channel Inc. at an exercise price of $4.00 per share. In June 2023, the parties agreed to terminate the agreement by mutual consent. No options were issued. For the nine months ended October 31, 2023, the Company paid the Money Channel $100,000.

Sorrento Therapeutics, Inc. Agreement

On July 25, 2023, 4P Therapeutics assigned its claim under the bankruptcy proceedings from Sorrento Therapeutics Inc. and received proceeds of $106,528. The amount due under the claim was $118,675 and 4P Therapeutics recorded a bad debt expense of $11,836 during the nine months ended October 31, 2023. Under the agreement with the buyer of the claim, 4P Therapeutics will make proportional restitution and/or repayment of the purchase amount to the extent the claim is disallowed, reduced or not paid at the same time or distribution rate as other general unsecured claims against the Debtor are paid. The Company has recorded the amount of the proceeds as a secured loan payable to the factor as of October 31, 2023.

Upstream Termination

On May 24, 2023, the Company sent notice of the termination of the Securities Facility Services Agreement, dated January 3, 2023, by and between MERJ DEP Ltd. And the Company (“Agreement”), witch provided for the dual listing of the Company’s common stock on the MERJ Upstream exchange (“Upstream”), which is operated as a fully registered and licensed integrated securities exchange, clearing system and depository for digital and non-digital securities under the Seychelles security laws. The termination is effective May 31, 2023.

Legal Proceedings

With respect to legal proceedings that arise in the ordinary course of business, when the Company becomes aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated.

On September 21, 2023, we were served with a complaint (the “Complaint”) filed in the Supreme Court of the State of New York, County of New York, Commercial Division (the “Court”) under Index Number 654633/2023, by Joseph Gunnar, LLC, an investment broker-dealer located in New York City (“Gunnar”), and Lucosky Brookman LLP, the attorneys for Gunnar during the relevant period (collectively the “Plaintiffs”), suing the Company, Gareth Sheridan (our CEO and a director), Serguei Melnik, (our President and a director),Vitalie Botgros (a stockholder of the Company), TII Jet Services LDA (an aircraft leasing firm, “Jet Services”) and Wolf Blitz, Inc. (a consulting company, “Wolf Blitz”), collectively the “Defendants”.

The Complaint alleges, in multiple counts, damages resulting from the Company’s termination in or about July 2023 of an April 6, 2023 engagement letter between Gunnar and the Company, (the “Engagement Letter”), that contemplated a public offering of our common stock to be underwritten and sold by Gunnar as the sole underwriter. Subsequently, the Company, due to market conditions and prior to executing an underwriting agreement or similar commitment as to the terms of the offering with Gunnar, declined to proceed with the offering and accordingly terminated the Engagement Agreement in July 2023.

The Complaint alleges claims for damages against: (1) the Company, Gareth Sheridan and Serguei Melnik (the “Company Defendants”) for breach of contract due to the Company’s failure to proceed with the offering; (2) the Company Defendants for fraudulently inducing Gunnar to enter into the Engagement Letter; (3) the Company Defendants for fraudulent statements made in connection with the contemplated offering; (4) the Company Defendants for fraudulent concealment of pursuit of alternative financing during the engagement period under the Engagement Letter; (5) Jet Services, Vitalie Botgros and Wolf Blitz for tortious interference resulting from discussions concerning alternative financing during the engagement period; (6) Jet Services, Vitalie Botgros, and Wolf Blitz for tortious interference with a prospective business opportunity; (7) the Company Defendants for negligent misrepresentation; and (8) against the Defendants other than Jet Services for promissory estoppel as to promises purportedly made to complete the offering.

Further, Gunnar seeks an award of actual and compensatory damages in an amount exceeding $500,000, as well as exemplary and punitive damages, while Lucosky Brookman LLP seeks attorneys’ fees, costs and expenses pursuant to indemnification obligations under the Engagement Letter.

Additionally, the Company believes the Engagement Letter is unenforceable and, even if enforceable, was properly terminated by the Company under the terms of the Engagement Letter and the market conditions under which the Engagement Letter was terminated.

On or about November 2, 2023, legal counsel for the Company filed an Answer, Affirmative Defenses and Counterclaims with the Court in response to the Complaint. The Company vigorously denied the claims asserted against it and asserted the following counterclaims with their Answer: Intentional interference with prospective economic advantage, consumer fraud, breach of fiduciary duty, breach of contract (damages in the amount of $1,000,000 were requested on each of the preceding counterclaims) and a declaratory judgment affirming that Gunnar’s actions constituted gross negligence or willful misconduct, and the Company’s termination of the Engagement Letter on such grounds was proper pursuant to its terms.

Plaintiffs have denied the allegations surrounding the Company’s counterclaims and asserted their own affirmative defenses against the counterclaims and argue that they have the right to be reimbursed for attorneys’ fees, costs and expenses incurred in responding to the counterclaims.

The outcome of the legal proceedings is uncertain at this point because of the many questions of fact and law that may arise and based on information available to the Company at present, it cannot reasonably estimate a range of loss for this action. The Company has asserted counterclaims exceeding the claims of the Plaintiffs.

Management, in consultation with legal counsel, has determined that it is “reasonably possible” that some of the claims may ultimately result in a loss to the Company. However, at this time, Management believes that any amount of any possible loss (damages), if any, will not have a material effect on the Company’s consolidated statement of financial position or statement of operations. As of October 31, 2023, the Company has not accrued any amount for possible loss.

11.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined there have been no events that have occurred that would require adjustment to our disclosures in the consolidated financial statements.

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

Our primary business is the development of a portfolio of transdermal pharmaceutical products. Our lead product is our abuse deterrent fentanyl transdermal system which will require approval from the Food and Drug Administration (“FDA”) and substantial additional capital for research and development. Our abuse deterrent transdermal product under development has the potential to provide clinicians and patients with an extended-release transdermal fentanyl product for use in managing chronic pain requiring around the clock opioid therapy combined with properties designed to deter the abuse and misuse of fentanyl patches. In addition, we believe that our abuse deterrent technology can be broadly applied to various transdermal products and our strategy is to follow the development of our abuse deterrent fentanyl transdermal system with the development of abuse deterrent transdermal products for pharmaceuticals that have risks or a history of abuse. We received on January 28, 2022, an Issue Notification from the United States Patent and Trademark Office (USPTO) for our United States patent entitled, “Abuse and Misuse Deterrent Transdermal System,” that protects our Aversa™ technology platform.

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

On October 5, 2021, the Company, having been approved for the listing of its common stock on The Nasdaq Capital Market effective October 1, 2021, consummated a public offering (the “IPO”) of units (the “Units”), of common stock and warrants that were offered in the IPO on The Nasdaq Capital Market, which included 1,231,200 (each a “Unit”), each Unit consisting of one share of common stock, par value $0.001 per share, and one warrant (each a “Warrant”) at a price of $5.36 per Unit. Each Warrant is immediately exercisable, entitles the holder to purchase one share of common stock at an exercise price of $6.43 and will expire five (5) years from the date of issuance. The underwriters’ over-allotment option was exercised for 184,800 warrants to purchase shares of common stock bringing to total net proceeds to the Company from the IPO to $5,836,230. The shares of common stock and Warrants were separately transferred immediately upon issuance. As of October 31, 2023, 457,795 Warrants issued in the IPO have been exercised, with net proceeds to the Company of $2,942,970.

On November 1, 2021, The Board of Directors adopted the 2021 Employee Stock Option Plan (the “Plan”). The Company has reserved 408,333 shares to issue and sell upon the exercise of stock options issued under the Plan. On November 3, 2021, the Company filed a Registration Statement on Form S-8, to register under the Securities Act of 1933, as amended, the 408,333 shares of common stock reserved for issuance under the Plan, and on October 12, 2022, a Post-Effective Amendment to the Form S-8 was filed with the SEC. In accordance with the Plan, on February 1, 2022, the Company reserved an additional 233,333 shares and on February 1, 2023, the Company reserved an additional 233,333 shares. On January 21, 2022, the Board approved options to purchase 190,751 shares of the Company’s common stock under the Plan issued to executive officers and directors of the Company at an exercise price of $4.16 ($4.58 per share for two of the officers as required by IRS rules). On August 1, 2022, the Board approved option grants previously approved by the Compensation Committee for an aggregate of 137,084 shares of common stock at exercise prices $4.09 or $4.50 per share depending on IRS rules as applicable to the recipient, on September 30, 2022, approved option issuances under the Plan for an aggregate of 35,000 shares of common stock at an exercise price of $3.59 per share for services provided by the independent directors, as previously approved by the Compensation Committee. On December 8, 2022, the Board approved option grants to executive officers previously approved by the Compensation Committee for an aggregate of 107,500 shares at exercise prices of $3.75 ($4.12 for two of the officers as required by IRS rules). During the nine months ended October 31, 2023, the Board approved option grants to purchase 404,500 shares of common stock at exercise prices of $1.93-$3.975 per share previously approved by the Compensation Committee to executive officers and employees for services. As of October 31, 2023, 166 shares remain in the Plan. See Note 8 for further information.

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

Results of Operations

Three Months Ended October 31, 2023 and 2022

For the three months ended October 31, 2023, we generated revenue of $427,841 and our costs of revenue were $268,920. For the three months ended October 31, 2022, we generated revenue of $618,003 and our costs of revenue were $349,272. Our revenue for October 31, 2023, was derived from sales of $427,841 from our Transdermal Patches segment and $-0- from contract services from our 4P Therapeutics segment. The revenue from the Transdermal Patches segment remained relatively constant from the prior year. An increase in demand continued in the fourth quarter. The Company’s contract with Sorrento Therapeutics was completed and 4P Therapeutics devoted most of its time to the development of its Aversa product, our cost of revenue for our contract research and development services represents our labor cost plus a modest amount of material costs which we passed on to the client. Our cost of sales decreased during the period for our contract services in comparison to the prior year as our main contract has been completed and the balance of the contract is being recognized with limited additional costs.

For the three months ended October 31, 2023, our selling, general and administrative expenses were $1,330,929 primarily legal, accounting and administrative salaries and non-cash compensation from the issuance of employee stock options compared to $1,049,532 for the three months ended October 31, 2022.The increase from 2022 is primarily attributable to increases in non-cash equity-based expenses.

During the three months ended October 31, 2023, the Company incurred research and development expenses of its Aversa Fentanyl product of $551,503, primarily of salaries and increases in development costs from Kindeva as compared to $290,718 for the three months ended October 31, 2022.

We incurred interest expense of $40,200 for the three months ended October 31, 2023, as compared to $3,966 for the three months ended October 31, 2022. The increase is primarily due to interest in the Company’s related party loans.

As a result of the foregoing, we sustained a net loss of $1,759,946 or $(0.22) per share (basic and diluted) for the three months ended October 31, 2023, compared with a loss of $1,075,485, or $(0.14) per share (basic and diluted) for the three months ended October 31, 2022.

Nine Months Ended October 31, 2023 and 2022

For the nine months ended October 31, 2023, we generated revenue of $1,560,701 and our costs of revenue were $879,824. For the nine months ended October 31, 2022, we generated revenue of $1,552,074 and our costs of revenue were $931,061. Our revenue for October 31, 2023, was derived from sales of $1,395,701 from our Transdermal Patches segment and $165,034 from contract services from our 4P Therapeutics segment. The revenue from the Transdermal Patches segment increased from the prior year. An increase in demand continued in the subsequent quarter. Our cost of revenue for our contract research and development services represents our labor cost plus a modest amount of material costs which we passed on to the client. Our cost of sales decreased during the period for our contract services in comparison to the prior year as our main contract has been completed and the balance of the contract is being recognized with limited additional costs.

For the nine months ended October 31, 2023, our selling, general and administrative expenses were $2,849,399 primarily legal, accounting and administrative salaries including non-cash compensation from the issuance of warrants and employee stock options compared to $2,726,256 for the nine months ended October 31, 2022.The increase from 2022 is primarily attributable to an increase in investor relations expenses offset by a decrease in salaries and wages to executives of the Company.

During the nine months ended October 31, 2023, the Company incurred research and development expenses of its Aversa Fentanyl product of $1,397,055, primarily of salaries and increases in development costs from Kindeva as compared to $686,401 for the nine months ended October 31, 2022.

We incurred interest expense of $52,601 for the nine months ended October 31, 2023, as compared to $12,505 for the nine months ended October 31, 2022. The increase is primarily due to interest in the Company’s related party loans.

As a result of the foregoing, we sustained a net loss of $3,604,348 or $(0.46) per share (basic and diluted) for the nine months ended October 31, 2023, compared with a loss of $2,804,149, or $(0.32) per share (basic and diluted) for the nine months ended October 31, 2022.

Liquidity and Capital Resources

As of October 31, 2023, we had $1,265,323 in cash and cash equivalents and working capital of $1,281,963, as compared with cash and cash equivalents of $1,985,440 and working capital of $1,945,132 as of January 31, 2023. During the nine months ended October 31, 2023, the Company on March 19, 2023, entered a three-year Credit Line Note facility for $2 million, to fund its research and development of its Aversa Fentanyl product, and an amendment thereto on July 13, 2023, increasing the amount available under the credit line to $5 million. As of October 31, 2023, the Company had drawn down a total of $2,000,000 under the credit line.

For the nine months ended October 31, 2023, we used cash of $2,809,269 in our operations. The principal adjustments to our net loss of $3,604,348 were depreciation and amortization of $218,382, and the issuance of employee stock options and warrants for services in the amount of $742,696.

For the nine months ended October 31, 2023, we used cash in investing activities of $2,624 primarily for the purchase of equipment.

For the nine months ended October 31, 2023, we provided cash in financing activities of $2,091,776 primarily from the proceeds of $2,000,000 from its line of credit and $106,528 from a factoring arrangement, offset from the payment on notes of $14,752.

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

As of October 31, 2023, the Company had cash and cash equivalents of $1,265,323 and working capital of $1,281,963. For the nine months ended October 31, 2023, the Company incurred a loss from operations of $3,565,577 and used cash flow from operations of $2,809,269. The Company has generated operating losses since its inception and has relied on sales of securities and issuance of third-party and related-party debt to support cash flow from operations. In October 2021, the Company consummated a public offering and received net proceeds of $5,836,230. The Company also received to date $3,239,845 proceeds from the exercise of warrants. The Company has used these proceeds to fund operations and will continue to use the funds as needed. In March 2023, the Company entered into a three-year $2,000,000 Credit Line Note facility, amended on July 13, 2023, to increase the credit line to $5,000,000, which will permit the Company to draw down on the credit line to fund the Company’s research and development of its Aversa product.

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

Accounts Receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-applicable accounts. For the nine months ended October 31, 2023 and 2022, the Company recorded bad debt expense of $11,836 and $-0-, respectively, for doubtful accounts related to account receivable. During the nine months ended October 31, 2023, the Company entered into an accounts receivable sale agreement for one of its subsidiaries. The Company received $106,528 in funds against an accounts receivable that is currently a claim in bankruptcy. The net accounts receivable remain on the books of the Company and a corresponding amount has been included as a secured borrowing liability under Notes payable. If the bankruptcy claim is not paid in full by the debtor, the Company is obligated to pay any difference to the factor. The bankruptcy claim has not yet been settled by the bankruptcy court.

Inventories

Inventories are valued at the lower of cost and reasonable value determined using the first-in, first-out (FIFO) method. Net realized value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The cost of finished goods and work in process is comprised of material costs, direct labor costs and other direct costs and related production overheads (based on normal operating capacity). As of October 31, 2023, total inventory was $174,641, consisting of work-in-process of $30,089 and raw materials of $144,552. As of January 31, 2023, total inventory was $229,335, consisting of work-in-process of $11,021 and raw materials of $218,334.

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. In connection with the Company’s acquisition of 4P Therapeutics LLC in 2018, the Company recorded Goodwill of $1,719,235. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. During the years ended January 31, 2023 and 2022, the Company recorded an impairment charge of $327,326 and $2,180,836, respectively, reducing the Active Intelligence LLC Goodwill to $3,302,478. As of October 31, 2023 and January 31 2023, Goodwill amounted to $5,021,713 and $5,021,713, respectively.

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of October 31, 2023, and 2022, there were 2,157,873 and 1,645,506 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

With respect to legal proceedings that arise in the ordinary course of business, when the Company becomes aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated.

On September 21, 2023, we were served with a complaint (the “Complaint”) filed in the Supreme Court of the State of New York, County of New York, Commercial Division (the “Court”) under Index Number 654633/2023, by Joseph Gunnar, LLC, an investment broker-dealer located in New York City (“Gunnar”), and Lucosky Brookman LLP, the attorneys for Gunnar during the relevant period (collectively the “Plaintiffs”), suing the Company, Gareth Sheridan (our CEO and a director), Serguei Melnik, (our President and a director),Vitalie Botgros (a stockholder of the Company), TII Jet Services LDA (an aircraft leasing firm, “Jet Services”) and Wolf Blitz, Inc. (a consulting company, “Wolf Blitz”), collectively the “Defendants”.

The Complaint alleges, in multiple counts, damages resulting from the Company’s termination in or about July 2023 of an April 6, 2023 engagement letter between Gunnar and the Company, (the “Engagement Letter”), that contemplated a public offering of our common stock to be underwritten and sold by Gunnar as the sole underwriter. Subsequently, the Company, due to market conditions and prior to executing an underwriting agreement or similar commitment as to the terms of the offering with Gunnar, declined to proceed with the offering and accordingly terminated the Engagement Agreement in July 2023.

The Complaint alleges claims for damages against: (1) the Company, Gareth Sheridan and Serguei Melnik (the “Company Defendants”) for breach of contract due to the Company’s failure to proceed with the offering; (2) the Company Defendants for fraudulently inducing Gunnar to enter into the Engagement Letter; (3) the Company Defendants for fraudulent statements made in connection with the contemplated offering; (4) the Company Defendants for fraudulent concealment of pursuit of alternative financing during the engagement period under the Engagement Letter; (5) Jet Services, Vitalie Botgros and Wolf Blitz for tortious interference resulting from discussions concerning alternative financing during the engagement period; (6) Jet Services, Vitalie Botgros, and Wolf Blitz for tortious interference with a prospective business opportunity; (7) the Company Defendants for negligent misrepresentation; and (8) against the Defendants other than Jet Services for promissory estoppel as to promises purportedly made to complete the offering.

Further, Gunnar seeks an award of actual and compensatory damages in an amount exceeding $500,000, as well as exemplary and punitive damages, while Lucosky Brookman LLP seeks attorneys’ fees, costs and expenses pursuant to indemnification obligations under the Engagement Letter.

Additionally, the Company believes the Engagement Letter is unenforceable and, even if enforceable, was properly terminated by the Company under the terms of the Engagement Letter and the market conditions under which the Engagement Letter was terminated.

On or about November 2, 2023, legal counsel for the Company filed an Answer, Affirmative Defenses and Counterclaims with the Court in response to the Complaint. The Company vigorously denied the claims asserted against it and asserted the following counterclaims with their Answer: Intentional interference with prospective economic advantage, consumer fraud, breach of fiduciary duty, breach of contract (damages in the amount of $1,000,000 were requested on each of the preceding counterclaims) and a declaratory judgment affirming that Gunnar’s actions constituted gross negligence or willful misconduct, and the Company’s termination of the Engagement Letter on such grounds was proper pursuant to its terms.

Plaintiffs have denied the allegations surrounding the Company’s counterclaims and asserted their own affirmative defenses against the counterclaims, and argue that they have the right to be reimbursed for attorneys’ fees, costs and expenses incurred in responding to the counterclaims.

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

We face litigation risks in a legal proceeding that could have an adverse effect on our company.

On September 21, 2023, we were sued by Joseph Gunnar, LLC, an investment broker-dealer located in New York City (“Gunnar”), in the Supreme Court of the State of New York, County of New York, Commercial Division, claiming damages resulting from the Company’s termination in July 2023 of an engagement letter for our use of Gunnar as an underwriter of a public offering of our common stock. The complaint filed by Gunnar includes claims for damages based on, inter alia, breach of contract, misrepresentations, inducement and fraud in connection with the termination of the proposed offering by us. Our Chief Executive Officer and our President are both named as individual defendants in this case (see the more detailed description of this case in Item 1. Legal Proceedings above in this report). The Company has filed a counterclaim against Gunnar for breach of contract and further claims for misrepresentations, inducement and fraud related to our termination of the engagement letter; and Gunnar has filed an Answer to our Counterclaims. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of this litigation is difficult to predict. The defense of this lawsuit may result in significant expense and a diversion of management’s time and attention from the operation of our business, which could impede our ability to achieve our business objectives, and an unfavorable outcome may have an adverse effect on our business, financial condition and results of operations. Additionally, any amount that we may be required to pay to satisfy a judgment or settlement of this litigation may not be covered by insurance. Under our By-Laws and the indemnification agreements that we have entered into with our officers and directors, we are required to indemnify and advance expenses to them in connection with their participation in proceedings arising out of their service to us. The outcome of litigation is inherently uncertain. If one or more legal matters in this litigation were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Our stock price has been and is likely to continue to be volatile and you may not be able to resell shares of our common stock at or above the price you paid, if at all.

The trading price of our common stock has experienced fluctuations due to the factors discussed in these risk factors section and elsewhere in this report. In addition, the stock market in general has, and the NASDAQ Global Market and technology companies in particular have, experienced extreme price and volume fluctuations. These trading prices and valuations may not be sustainable. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against companies (primarily those that are larger than us) that experienced such volatility. This type of litigation, if instituted against us, regardless of its outcome, could result in substantial costs and a diversion of our management’s attention and resources.

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

NUTRIBAND INC.

December 13, 2023	By:	/s/ Gareth Sheridan
Gareth Sheridan,
Chief Executive Officer
(Principal Executive Officer)

December 13, 2023	By:	/s/ Gerald Goodman
Gerald Goodman,
Chief Financial Officer
(Principal Financial and Accounting Officer)