Form 10-K
period 2024-01-31
NutriBand Inc.
filed 2024-05-01
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $17,131,304 as of July 31, 2023.

As of April 30, 2024, the registrant had 10,969,870 shares of common stock outstanding.

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

i

PART I

ITEM 1. BUSINESS.

Overview

Nutriband Inc. (the “Company”, “Nutriband”, “we” or “us”), was incorporated in Nevada in January 2016. Our primary business is the development of a portfolio of transdermal pharmaceutical products. Our development pipeline consists of transdermal products that are based on our proprietary AVERSA™ abuse deterrent transdermal technology that we believe can be incorporated into existing transdermal patches that contain drugs that are susceptible to abuse and misuse such as opioid and stimulant drugs.

The Company’s revenues are based on providing services through our subsidiaries Pocono Pharmaceuticals operating as Active Intelligence and 4P Therapeutics. Pocono Pharmaceuticals provides contract manufacturing services for health, wellness and over-the-counter pharmaceutical customers and 4P Therapeutics performs contract research and development related services for pharmaceutical and medical devices customers. We manage and evaluate our operations, and report our financial results, through these two separate subsidiaries.

Our principal offices are located in Orlando, Florida, and our subsidiary, Pocono Pharmaceuticals, has a manufacturing facility in Cherryville, North Carolina. We primarily operate and derive most of our revenues in the United States.

Recent Development

On April 19, 2024, the Company completed an $8,400,000 equity financing with European investors (the “Offering”) of 2,100,000 units (“Units”), at a price of $4.00 per Unit, each Unit consisting of one share of common stock (“Shares”) and a Warrant to purchase two Shares of common stock, the Warrants having an initial exercise price of $6.43, are exercisable by payment of the exercise price in cash only and expire April 19, 2029, five years from the date of issuance (“Warrants”). The Offering was made solely to investors resident outside the United States and was not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any jurisdiction, including any jurisdiction outside the United States, but was made privately by the Company pursuant to the exemptions from registration provided in the SEC’s Regulation S and other exemptions under the Securities Act.

Our Business

AVERSA Abuse Deterrent Transdermal Products

Our lead product under development is AVERSA Fentanyl, an abuse deterrent fentanyl transdermal system that combines an approved generic fentanyl patch with our AVERSA abuse deterrent transdermal technology to reduce the abuse and misuse of fentanyl patches. We believe that our AVERSA technology can be broadly applied to various transdermal products, and our plan is to follow the development of AVERSA Fentanyl with the development of additional abuse deterrent transdermal products for pharmaceuticals that have a risk or history of abuse, misuse or accidental exposure. Specifically, we have expanded our development pipeline to include AVERSA Buprenorphine and AVERSA Methylphenidate. In addition, we are developing a portfolio of transdermal pharmaceutical products to deliver already approved drugs or biologics that are typically delivered by injection but with the potential to improve compliance and therapeutic outcomes through transdermal delivery.

In January 2024, we signed a commercial development and clinical supply agreement with Kindeva Drug Delivery, formerly 3M Drug Delivery (“Kindeva”), for the development of AVERSA Fentanyl using Kindeva’s FDA-approved fentanyl patch. This agreement replaced the previous feasibility agreement between the two companies which was focused on establishing the feasibility of incorporating our AVERSA abuse deterrent transdermal technology into Kindeva’s commercial transdermal manufacturing process. The commercial development and clinical supply agreement is focused on developing the commercial manufacturing process for AVERSA Fentanyl.

The product development program for AVERSA Fentanyl includes performing preclinical and clinical studies to demonstrate the abuse deterrent properties of the product. The development program is based on the fact that the fentanyl transdermal system is already approved and the only change to the approved product will be to incorporate the AVERSA technology into the patch design with no change being made to the fentanyl drug matrix or its demonstrated safety, patch performance or drug release characteristics. Preclinical studies to be performed consist of laboratory-based in vitro manipulation and chemical extraction studies per FDA guidance. Clinical evaluation consists of a Phase 1 human abuse potential study to demonstrate the abuse potential of the product per FDA guidance. The regulatory path to FDA approval is planned to be a 505(b)(2) NDA submission to access the safety and efficacy information on file for the Duragesic® fentanyl transdermal system as the reference-listed drug and to be able to obtain approval for abuse deterrent claims as a branded pharmaceutical product.

The product development program for the additional AVERSA pipeline products, AVERSA Buprenorphine and AVERSA Methylphenidate, are similar to that of AVERSA Fentanyl, assuming that the AVERSA technology is incorporated into an already approved transdermal patch.

Acquisition of 4P Therapeutics

Pursuant to an acquisition agreement dated April 5, 2018 between us and 4P Therapeutics, on August 1, 2018, we acquired all of the equity interest in 4P Therapeutics from Steven Damon, the owner of 4P Therapeutics. The purchase price of $2,250,000, consisting of 62,500 shares of common stock, valued at $1,850,000, and cash of $400,000, and are to pay Mr. Damon a 6% royalty on any revenue we receive or derive from our utilization or sale of the abuse deterrent intellectual property that we acquired as a part of the assets 4P Therapeutics, including partner license milestones and development payments. The royalty is payable pursuant to the acquisition agreement and continues as long as we generate revenue from our utilization or sale of the abuse deterrent intellectual property we acquired as part of the acquisition of 4P Therapeutics. The 62,500 shares were issued to Mr. Damon (41,750 shares pre-split) and Dr. Alan Smith (20,750 shares pre-split). In connection with the acquisition, Mr. Damon retained any cash and accounts receivable and assumed any liabilities other than those relating to the ongoing business. Pursuant to the acquisition agreement, we appointed Mr. Damon to our board of directors in April 2018, when we signed the acquisition agreement. Mr. Damon resigned as a director in January 2022.

As a result of the acquisition, the focus of our business changed from the development and marketing outside of the U.S. of consumer transdermal products to the development of 4P Therapeutics’ portfolio of pharmaceutical transdermal products. Our lead product under development is AVERSA® Fentanyl (abuse deterrent fentanyl transdermal system) which we plan to develop to deter the abuse and accidental misuse of fentanyl transdermal patches. Fentanyl is a potent synthetic opioid that is marketed as a transdermal patch for chronic pain management. There are currently several generic fentanyl patches on the market but none of them have abuse deterrent properties. We believe that AVERSA Fentanyl, once approved by the US FDA will significantly deter the abuse and accidental misuse of fentanyl transdermal patches.

With the acquisition of 4P Therapeutics, we acquired a research pipeline of other transdermal products, including novel transdermal products that involve delivery of peptides and proteins through the skin. These drugs are off patent but are currently only available as injections, and we are evaluating the possibility of developing a transdermal delivery system for these drugs as an alternative to injection but with improved compliance and safety. In addition, we may develop certain generic passive transdermal products where we think we can make an improvement to existing patches and where we believe we can take significant market share with good profit margins. The prioritization of our portfolio product candidates will be reviewed on an ongoing basis and will take into account technical progress, market potential and R&D funding available. We cannot assure you that we will be able to develop and obtain FDA approval for any of these potential products or that we can be successful in marketing any such products. The FDA approval process can take many years to complete successfully, and we will require substantial funding for each product that goes through the process. We cannot assure you that we will obtain FDA marketing approval for any of our products.

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

Acquisition of Pocono Coated Products

On August 25, 2020, the Company formed Pocono Pharmaceuticals Inc.(“Pocono”), a wholly owned subsidiary of the Company. Effective August 31, 2020, the Company entered into a Purchase Agreement (“Agreement”) with Pocono Coated Products (“PCP”), a manufacturer of topical and transdermal products, pursuant to which PCP agreed to sell the Company certain of the assets and liabilities associated with its Transdermal, Topical, Cosmetic and Nutraceutical business (the “Business”), including all related equipment, intellectual property and trade secrets, cash balances, receivables, bank accounts and inventory. The net assets were contributed to Pocono. Included in the transaction, the Company acquired 100% of the membership interests of Active Intelligence LLC (“Active Intelligence”). The purchase price for the assets of the Business is (i) $6,000,000 paid in 608,519 shares of the Company’s common stock, based on the average price for the Company’s common stock for the previous 90 days as of the date of Closing; (ii) a promissory note of the Company in the principal amount of $1,500,000, which has been paid in full as of October 1, 2021.

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

Pharmaceutical Products in Development

 We have a pipeline of transdermal pharmaceutical products that are primarily in the early stages of development. Our current focus is on developing our AVERSA abuse deterrent transdermal patch products. Our lead product is AVERSA Fentanyl for which we have a commercial development agreement with Kindeva Drug Delivery, a contract development and manufacturing organization. We plan to follow on from this with the development of additional products utilizing the AVERSA abuse deterrent transdermal technology, namely, AVERSA Buprenorphine and AVERSA Methylphenidate.

Transdermal patches containing opioid and stimulant drugs are designed to provide an alternative route of administration for treatment of conditions such as chronic pain, opioid use disorder or attention deficit/hyperactivity disorder. Although transdermal versions offer improved pharmacokinetic delivery as well as patient convenience with wear times of up to 7 days, they contain an increased drug payload which can often be a target for recreational drug abusers or subject to accidental pediatric exposure, particularly with infants and toddlers. Abuse of opioids in general, and in particular fentanyl abuse and overdose, continues to be an epidemic which can lead to the abuse of prescription transdermal fentanyl and other opioid containing transdermal products.

AVERSA Fentanyl is an abuse deterrent fentanyl patch for the treatment of chronic pain. As the United States faces an epidemic of opioid abuse, fentanyl transdermal patches have become an attractive target for recreational drug abusers due to the high potency of fentanyl, the high drug content contained in patches designed for delivery over three days, and its ease of abuse by the oral route. We are looking to utilize our proprietary approach to incorporate aversive agents into the transdermal patch to deter the abuse of fentanyl patches by the oral, buccal and inhaled routes, which represent as much as 70% of all transdermal fentanyl abuse. The technology is based on the incorporation of taste and sensory aversive agents into the patch that are intended to make abuse a very unpleasant experience thereby deterring the recreational abuse of fentanyl patches. These aversive agents have high potency, established safety, and the potential to prevent accidental misuse by children and pets. The aversive agents are coated onto the backing of the transdermal patch in a controlled release formulation that provides immediate and sustained release of aversive agents. This provides several advantages including having a physical separation of the aversive agents from the drug matrix, availability of aversive agents even after the patch is used and making it difficult to separate the aversive agents from the drug by extraction. The aversive agents are not contained in the drug matrix and are not delivered to the skin during patch wear. In addition to the fentanyl patch, this technology has broad applicability to any patch where deterring abuse as well as accidental misuse by children and pets are valuable attributes.

According to the FDA1, accidental exposure to medication is a leading cause of poisoning in children. Young children, in particular, have died or become seriously ill after being exposed to a skin patch containing fentanyl, a powerful opioid pain reliever. Children can overdose on new and used fentanyl patches by putting them in their mouth or sticking the patches on their skin. This can cause death by slowing the child’s breathing and decreasing the levels of oxygen in their blood.

We believe that our abuse deterrent technology can be broadly applied to various transdermal products and our strategy is to follow the development of our AVERSA Fentanyl with the development of additional products for pharmaceuticals that have a risk or history of abuse, misuse or accidental exposure. For example, we believe that our technology can be utilized in other transdermal products to deter the abuse of other drugs such as buprenorphine, an opioid, and methylphenidate, a central nervous system stimulant. Buprenorphine is an opioid used to treat opioid addiction, acute pain and chronic pain. It can be used under the tongue, by injection, as a skin patch, or as an implant. For opioid addiction, it is typically only started when withdrawal symptoms have begun and for the first two days of treatment under direct observation of a health care provider. For longer term treatment of addiction, a combination formulation of buprenorphine/naloxone is recommended to prevent misuse by injection. Methylphenidate, sold under various trade names, such as Ritalin in oral form, and in transdermal patch form known as Daytrana, is a central nervous system stimulant that is used in the treatment of attention deficit hyperactivity disorder and narcolepsy. We plan to develop transdermal delivery systems for buprenorphine and methylphenidate after we make significant progress on our abuse deterrent fentanyl transdermal system.

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

[1]	https://www.fda.gov/consumers/consumer-updates/accidental-exposures-fentanyl-patches-continue-be-deadly-children

Government Regulation and Regulatory Path

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

The process required by the FDA to receive approval prior to marketing and distributing a drug in the United States generally involves a preclinical phase followed by three phases of clinical trials. The definition of drug is broadly defined and includes the pharmaceutical products we have in development. Even though the drug used in each of our proposed products is currently approved by the FDA in other dosage forms, we will still need to conduct a development program that will include preclinical and clinical trials before we receive FDA marketing approval. The FDA also has a number of abbreviated approval pathways which, if we are eligible, could shorten the time for approval. For example, the regulatory path for the AVERSA products in development is intended to follow a 505(b)(2) NDA regulatory pathway which may reduce the amount of clinical work that needs to be performed to a single trial to evaluate the abuse potential of the product as the safety and efficacy of the drug has already been established. However, we cannot be certain that we will be able to use any abbreviated approval pathway, in which event we will need to comply with the full regulatory pathway as described below.

In general, the full NDA product development program required for new drugs for FDA approval consists of the following phases of development listed below. The full NDA pathway is not expected to be required for products incorporating AVERSA technology into an already approved transdermal patch.

●	Preclinical phase. Before a drug company can test an experimental treatment in humans, it must prove the drug is safe and effective in animals. Scientists run tests in various animals before presenting the data to the FDA as an investigational new drug application. For already approved drugs, an animal study may not be required prior to testing in humans. In most cases, the company must file an Investigational New Drug (IND) submission to get clearance to test the product in humans.

●	Phase one clinical trial. In the first round of clinical trials, the drug company attempts to establish the drug’s safety in humans. Drug researchers administer the treatment to healthy individuals — instead of patients suffering from the disease or condition the drug is intended to treat — and gradually increase the dose to see if the drug is toxic at higher levels or if any possible side effects occur. These drug trials are usually small, containing about 20 to 80 participants, according to the FDA. For drug delivery products incorporating already approved drugs, Phase 1 studies involve measuring blood levels of the drug to understand the pharmacokinetics for a new route of administration.

●	Phase two clinical trial. In the second round of clinical trials, researchers give the treatment to patients who have the disease to assess the drug’s efficacy. The trial is randomized, meaning half of the study participants receive the drug and half receive a placebo. These trials usually contain hundreds of participants, according to the FDA. There is about a 30 percent chance of a drug moving on to a phase three clinical trial, according to data from the biotech trade organization BIO. For already approved drugs, as is the case with drug delivery products, a Phase 2 trial may not be necessary as the therapeutic drug doses and blood concentrations are already known. However, a Phase 2 may be conducted to inform the design of the Phase 3 clinical trial in regards to the safety and efficacy of the product when used by patients.

●	Phase three clinical trial. In the third phase of clinical trials, researchers work with the FDA to design a larger trial to test the drug’s ideal dosage, patient population and other factors that could decide whether the drug is approved, according to the report. These trials usually contain a few hundred to thousands of participants. In the case of drug delivery products that utilize an approved drug, Phase 3 trials will typically include a comparison to the already approved reference product. For example, a transdermal patch may be compared to an injection.

●	New drug application (NDA). Once a drug company collects and analyzes all data from the clinical trials, it submits a new drug application to the FDA. The application includes trial data, preclinical information and details on the drug’s manufacturing process. If the FDA accepts the application for review, the agency typically has ten months, or six months if the drug has priority review status, to make a decision whether to approve the drug or not. The FDA can hold an advisory committee meeting where independent experts assess the data and recommend whether to approve the drug. From there, the FDA will either approve the drug or give the applicant a complete response letter, which explains why the drug did not get approved and what steps the applicant must take before resubmitting the application for approval.

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

With respect to the labeling for our abuse deterrent transdermal fentanyl system or any other opioid transdermal patch we develop, it is likely that the FDA will require us to disclose the risks of improper use or abuse using language required by the FDA upon approval.

FDA Approval Pathways

The FDA has several pathways that can be followed to obtain FDA approval.

●	A stand-alone NDA is an application submitted under Section 505(b)(1) of the Food, Drug and Cosmetic Act (“FD&C Act”) and approved under Section 505(c) of the FD&C Act that contains full reports of investigations of safety and effectiveness that were conducted by or for the applicant or for which the applicant has a right of reference or use. This is typically the pathway used for new chemical entities.

●	A 505(b)(2) application is a limited NDA submitted under Section 505(b)(1) and approved under Section 505(c) of the FD&C Act that contains full reports of investigations of safety and effectiveness, where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use. This is the pathway typically taken for off-patent drugs that are being development into alternate dosage forms or routes of administration.

●	An ANDA is an application for a duplicate of a previously approved drug product that was submitted and approved under Section 505(j) of the FD&C Act. An ANDA relies on the FDA’s finding that the previously approved drug product is safe and effective. An ANDA generally must contain information to show that the proposed generic product (1) is the same as the drug with respect to the active ingredients, conditions of use, route of administration, dosage form, strength and labeling (with certain permissible differences) and (2) is bioequivalent to the referenced drug. An ANDA may not be submitted if studies are necessary to establish the safety and effectiveness of the proposed product. This is the pathway taken for generic drugs.

Nutriband plans to utilize the 505(b)(2) New Drug Application (NDA) regulatory pathway which limits the development required for products that contain drugs that have already been approved, and allows applicants to reference data already on file at the FDA. As a result, the NDA application will be primarily based on a single Phase 1 human abuse potential clinical study with no Phase 2 or 3 clinical trials needed. A clinical abuse potential study is typically performed in recreational drug abusers and is designed to demonstrate that the abuse-deterrent product is less preferable to recreational drug abusers than conventional fentanyl patches which contain no abuse-deterrent technology.

Following a successful Phase 1 clinical abuse potential study, Nutriband intends to file a 505(b)(2) NDA to the FDA for marketing approval of AVERSA™ Fentanyl, which has the potential to be the first and only abuse deterrent patch approved anywhere in the world. The AVERSA™ Fentanyl NDA has the potential to receive an expedited review by FDA as has been granted for certain abuse-deterrent oral opioid products, which shortens the regulatory review period to six months from the conventional 10-month FDA review cycle for NDAs.

Combined, the clinical development and regulatory path for AVERSA Fentanyl is substantially limited compared to conventional pharmaceutical product development, requiring only a single clinical trial and, following a limited NDA pathway, undergoing an expedited review by the FDA.

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

Europe and Other Countries

If we market our products in any countries other than the United States, we would be subject to the laws of those countries. To obtain market access for our products in other countries we must comply with numerous and varying regulatory requirements of such countries regarding the demonstration of safety and efficacy for authorization and governing, among other things, clinical trials and commercial sales, pricing and distribution of our products.

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

Intellectual Property

The AVERSA abuse deterrent technology utilized in our AVERSA product pipeline is covered by an international intellectual property portfolio with patents issued in 45 countries including the United States, Europe, Japan, Korea, Russia, Mexico, Canada, and Australia and pending in China and Hong Kong. These patents provide patent coverage to 2035. We continue to build on our proprietary positions in the United States and internationally for our product candidates AVERSA Fentanyl, AVERSA Buprenorphine and AVERSA Methylphenidate as well as other products and technology that we may have in development. Our policy is to pursue, maintain and defend patent rights developed internally or acquired externally and to protect the technology, inventions and improvements that are commercially important to the development of our business. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents granted to us in the future will be commercially useful in protecting our technology. We also may rely on trade secrets to protect our commercial products and product candidates. Our commercial success also depends in part on our non-infringement of the patents or proprietary rights of third parties.

On September 19, 2023, the United States Patent and Trademark Office (USPTO) granted US Patent No. 11,759,431 for Nutriband’s proprietary AVERSA abuse deterrent technology utilizing taste aversion to address the primary routes of abuse of opioid based transdermal patches. The issuance of this patent, entitled, “Abuse and Misuse Deterrent Transdermal Systems,” further expands Nutriband’s intellectual property protection in the United States for its portfolio of AVERSA abuse deterrent transdermal products.

Further, we plan to seek trademark protection in the United States and internationally where available and when appropriate. We have registered the name Nutriband in the United States. We have filed an intent to use Trademark application for AVERSA. The USPTO will require us to show the mark used in commerce prior to fully registering the trademark.

Publications

On March 8, 2024, Nutriband presented data on the incidence of transdermal patch abuse and accidental pediatric exposure as a scientific poster at the 2024 American Academy of Pain Medicine (AAPM) Annual Meeting2. The American Academy of Pain Medicine (AAPM) is dedicated to advancing multidisciplinary pain care, education, advocacy, and research.

The company engaged Rocky Mountain Poison & Drug Safety (RMPDS), a division of Denver Health and Hospital Authority, Denver, Colorado, to determine the incidence of abuse and accidental pediatric exposure of transdermal patches containing drugs of abuse (fentanyl, buprenorphine, and methylphenidate) in the United States based on poison center data for the surveillance period 2018-2022. RMPDS utilized the Researched Abuse, Diversion and Addiction-Related Surveillance (RADARS®) System, a surveillance system that collects real-world safety and effectiveness data about prescription drugs (https://www.radars.org/).

The data indicate that transdermal patch abuse and accidental pediatric exposures to patches continues to be a serious problem resulting in major medical outcomes and death, suggesting an unmet need for safer abuse-deterrent versions of transdermal patches containing drugs with a risk of abuse, misuse or accidental exposure. Key findings from the study showed that major medical outcome or death resulted from a notable proportion of fentanyl and buprenorphine patch intentional and accidental pediatric exposures with two deaths reported due to abuse of fentanyl transdermal patches. The oral route accounted for the majority of fentanyl patch abuse with 62.5% of all intentional abuse/misuse event reports for fentanyl patches (85.3% of non-dermal routes of abuse). Furthermore, there was a notable proportion of accidental pediatric exposures to transdermal formulations that resulted in major medical outcomes (fentanyl patches: 10.1%, buprenorphine patches: 16.7%). Abuse and overdose are a real problem with transdermal fentanyl as well as other transdermal opioid and stimulant products. In addition, there continues to be an alarming amount of accidental pediatric exposures, resulting in major negative health outcomes. We believe our AVERSA abuse-deterrent technology will have a substantial impact on both of these unfortunate and preventable situations and will help reduce the risk of harm from opioid and stimulant patches by providing taste aversion agents in every patch.

Market Assessment

The company engaged leading healthcare consulting company Health Advances to assess the market opportunity and commercial strategy for AVERSA Fentanyl and AVERSA Buprenorphine.

AVERSA Fentanyl is the lead AVERSA product under development and has the potential to be the world’s first fentanyl transdermal systems with abuse deterrent properties. Once approved by the United States FDA, Aversa Fentanyl will be priced competitively with the non-abuse deterrent patch and has the potential to reach peak annual US sales of $80-200 million according to the assessment performed by Health Advances in January 2022. This assessment did not include the impact of the revised CDC Opioid Prescribing Guidelines which were published in November 2022 that encouraged prescribers to implement comprehensive and holistic pain management including responsible opioid use particularly for patients with moderate to severe chronic pain. Health Advances was able to confirm the significant unmet patient need for AVERSA Fentanyl based on rigorous primary and secondary market research accompanied with deep experience in the abuse deterrence pain space. Nutriband is also considering developing the product for strategic international markets as protected by its global abuse deterrent patent portfolio.

[2]	Olsen, H, Mogusu, E, Black, JC, Sumbundu, K, Dart, RC. Poison center exposure calls involving fentanyl, buprenorphine, and methylphenidate transdermal patches in the United States. Poster presented at the 40th Annual Meeting of the American Academy of Pain Medicine; 2024 Mar 7-10; Scottsdale, Arizona. https://www.radars.org/system/publications/39.%20Olsen.pdf

AVERSA Buprenorphine is the second AVERSA product under development and has the potential to be the world’s first buprenorphine transdermal systems with abuse deterrent properties. Once approved by the United States FDA, Aversa Buprenorphine will be priced competitively with non-abuse deterrent options and has the potential to reach peak annual US sales of $70-130 million according to the assessment performed by Health Advances in October 2023. Health Advances was able to confirm the significant unmet patient need for Aversa™ Buprenorphine based on rigorous primary and secondary market research accompanied with deep experience in the abuse deterrence pain space. Nutriband is also considering developing the product for strategic international markets as protected by its global abuse deterrent patent portfolio.

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

As our development pipeline includes products that contain opioids (AVERSA Fentanyl and AVERSA Buprenorphine), we continually monitor the market for opioid products, particularly in the United States. Pharmaceutical companies engaged in the distribution and sale of opioids, in particular for the treatment of chronic pain, are promoting responsible opioid use. In 2022, the CDC revised its clinical practice guideline for prescribing opioids to ease the restrictions on prescribers and encourage responsible opioid use particularly for patients with moderate to severe pain. Our abuse deterrent opioid products potentially offer a unique proposition to meet the unmet needs of patients by deterring the abuse and misuse of opioids while making opioids accessible to those patients who need them. If approved, our AVERSA pipeline products will compete with the currently marketed products that do not contain abuse deterrent features as well as other products that may employ different abuse deterrent technology. We may also have to compete with products that do not contain opioids or other drugs that are susceptible to abuse. We are not aware of any abuse deterrent transdermal products that are in development or being marketed at this time. If we obtain regulatory approval to market our products, we cannot assure you that we will be successful in the marketplace.

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

Although we believe that we, through 4P Therapeutics, have the capabilities to conduct certain preclinical studies and early- stage clinical studies in house, we may need to rely on third party contract research organizations to conduct our pivotal preclinical and clinical trials. Our failure or the failure of the contract research organization to conduct the trials in compliance with FDA regulations could possibly derail our obtaining FDA approval and could require us to redo any preclinical or clinical trials which we or the contract research organization administered.

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

●

the recommendation of the FDA’s advisory committee, if applicable, to approve our application without limiting the approved labelling, specifications, distribution, or use of the products, or imposing other restrictions;

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

If we or any third-party manufacturer fails to comply with FDA current good manufacturing practices, we may not be able to sell our products until and unless the manufacturer becomes compliant.

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

The AVERSA abuse deterrent technology utilized in our AVERSA product pipeline is covered by an international intellectual property portfolio with patents issued in 45 countries including the United States, Europe, Japan, Korea, Russia, Mexico, Canada and Australia. Patent prosecution is still pending in China and Hong Kong. These patents provide patent coverage to 2035. We continue to build on our proprietary positions in the United States and internationally for our product candidates AVERSA Fentanyl, AVERSA buprenorphine and AVERSA methylphenidate as well as other products and technology that we may have in development. Our policy is to pursue, maintain and defend patent rights developed internally or acquired externally and to protect the technology, inventions and improvements that are commercially important to the development of our business. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents granted to us in the future will be commercially useful in protecting our technology. We also rely on trade secrets to protect our commercial products and product candidates. Our commercial success also depends in part on our non-infringement of the patents or proprietary rights of third parties.

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

We have recently expanded our business by acquisition, and we may make acquisitions in the future. In 2017, we issued 1,458,333 shares of common stock, valued at $2,500,000, in connection with our proposed acquisition of Advanced Health Brands, Inc., but the stock of Advanced Health Brands was never transferred to us and the value of the intellectual property we were to have acquired did not have the value we anticipated, with the result that we incurred a $2,500,000 impairment loss in the year ended January 31, 2018. In September 2018, we entered into an agreement to acquire Carmel Biosciences Inc., and in November 2018, we terminated the agreement. We previously entered into another acquisition agreement which was rescinded shortly after the agreement was executed. We cannot assure you that any acquisition we complete will be successful or that any acquisition agreement we may enter into will result in an acquisition. An acquisition can be unsuccessful for a number of reasons, including the following:

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

We anticipate that we will require funds for our business. If we were to raise capital by issuing equity securities, either alone or in connection with a non-equity financing, the net tangible book value of the then outstanding common stock could decline. If the additional equity securities were issued at a per share price less than the market price, which is customary in the private placement of equity securities, the holders of the outstanding shares would suffer dilution, which could be significant. Further, if we are able to raise funds from the sale of debt securities, the lenders may impose restrictions on our operations and may impair our working capital as we service any such debt obligations.

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

●

the market’s reaction to our financial condition and its perception of our ability to raise necessary funding or enter into a joint venture, as well as its perception of the possible terms of any financing or joint venture;

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

Our officers and directors as a group beneficially own approximately 32% of our common stock as of April 29, 2024. As a result, they have the effective power using their contacts with a limited number of other shareholders to elect all of our directors and to approve any action requiring stockholder approval.

Raising funds by issuing equity or convertible debt securities could dilute the net tangible book value of the common stock and impose restrictions on our working capital.

We anticipate that we will require funds for our business. If we were to raise capital by issuing equity securities, either alone or in connection with a non-equity financing, the net tangible book value of the then outstanding common stock could decline. If the additional equity securities were issued at a per share price less than the market price, which is customary in the private placement of equity securities, the holders of the outstanding shares would suffer dilution, which could be significant. Further, if we are able to raise funds from the sale of debt securities, the lenders may impose restrictions on our operations and may impair our working capital as we service any such debt obligations.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is currently a defendant in a lawsuit initiated by Joseph Gunnar, LLC (“Gunnar”) and Lucosky Brookman LLP (“LB”) in the Supreme Court of the State of New York, New York County, under Index No.654633/2023. The lawsuit alleges multiple allegations such as breach of contract, fraudulent activities, and tortious interference and seeks damages following the Company’s termination of an engagement letter for assistance with a public stock offering. Gunnar is seeking over $500,000 in damages plus punitive damages, while LB is demanding reimbursement of legal fees.

In response, the Company denies all allegations, alleging that the engagement letter was unenforceable, and its termination was legally justified. The Company has also initiated counterclaims against Joseph Gunnar & Co., accusing them of intentional interference and breach of fiduciary duty, and is seeking $1,000,000 for each claim along with a declaratory judgment affirming the legality and justification of the termination. The plaintiffs have denied these counterclaims.

Currently, there are no pending hearings or motions as both parties are engaged in discovery and are attempting to resolve the matter amicably.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock and Warrants Listing and Trading

Since our initial public offering on October 1, 2021, our common stock has traded on The NASDAQ Capital Market under the symbol “NTRB”, and our Warrants are traded on that exchange under the symbol “NTRBW”.

Shareholders of Record

As of April 26, 2024, we had approximately 110 holders of record of our common stock; our Warrants are held in book entry form by the Depository Trust Corporation, which is the holder of record of all of the publicly-traded warrants, based upon data provided by our transfer agent. The transfer agent for the common stock is Equiniti Trust Company, LLC, 6201 15th Ave, Brooklyn, NY 11219, telephone (800) 937-5449.

Dividends

We have not declared any cash dividends at any time, and we do not anticipate declaring any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

In the fiscal year ended January 31, 2024, the Company made no purchases in the market of its common stock.

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

Overview

AVERSA™ Abuse Deterrent Transdermal Products

Our primary business is the development of a portfolio of transdermal pharmaceutical products. Our lead product under development is AVERSA Fentanyl, our abuse deterrent fentanyl transdermal system which will require approval from the Food and Drug Administration (“FDA”) and substantial capital for research and development. AVERSA Fentanyl has the potential to provide clinicians and patients with an extended-release transdermal fentanyl product for use in managing chronic pain requiring around the clock opioid therapy combined with properties designed to deter the abuse and misuse of fentanyl patches. In addition, we believe that our abuse deterrent technology can be broadly applied to various other transdermal products and our strategy is to follow the development of our abuse deterrent fentanyl transdermal system with the development of abuse deterrent transdermal products for pharmaceuticals that have a risk of abuse, misuse or accidental exposure.

On September 19, 2023, the United States Patent and Trademark Office (USPTO) granted US Patent No. 11,759,431 for Nutriband's proprietary AVERSA abuse deterrent technology utilizing taste aversion to address the primary routes of abuse of opioid based transdermal patches. The issuance of this patent, entitled, "Abuse and Misuse Deterrent Transdermal Systems," further expands Nutriband's intellectual property protection in the United States for its portfolio of AVERSA abuse deterrent transdermal products.

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

Most of our planned consumer products require FDA approval for sale in the United States, and we have not sought to obtain, and we do not plan to seek to obtain, FDA approval to market these products in the United States at this time. Following our acquisition of selected assets from Pocono Coated Products, LLC (“Pocono”), we are primarily focused on providing contract manufacturing services and consulting services to third party brands with no intention at this time to launch our own consumer products.

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

With the change in our focus, our capital requirements increased substantially. The process of developing pharmaceutical products and submitting them for FDA approval is both time consuming and expensive, with no assurance of obtaining approval from the FDA to market our product in the United States. We will require approximately $13 million for research and development of our abuse deterrent fentanyl transdermal system, including clinical manufacturing and clinical trials that need to be completed in order to obtain FDA approval. However, the total cost could be substantially in excess of that amount.

On August 31, 2020, the Company entered into a Purchase Agreement (“Agreement”), with Pocono Coated Products (“PCP”), pursuant to which PCP agreed to sell the Company all of the assets associated with its Transdermal, Topical, Cosmetic and Nutraceutical business (the “Assets”). PCP was the manufacturer of our transdermal consumer products, and we bought that business from them. The purchase price for the Assets was (i) $6,000,000 paid in shares of the Company’s common stock at a value of the average price of the previous 90 days at the date of Closing (the “Shares”); (ii) a promissory note of the Company in the principal amount of $1,500,000, which is due upon the earlier of (a) twelve (12) months from issuance, or (b) immediately following a capital raise of no less than $4,000,000 and/or a public offering of no less than $4,000,000. The note was repaid in full in October 2021. Subsequent to the repayment of the note, the Shares were released from escrow.

On October 5, 2021, the Company, having been approved for the listing of its common stock on The Nasdaq Capital Market effective October 1, 2021, consummated a public offering (the “IPO”) of units (the “Units”), of common stock and warrants that were offered in the IPO on The Nasdaq Capital Market, which included 1,231,200 (each a “Unit”), each Unit consisting of one share of common stock, par value $0.001 per share, and one warrant (each a “Warrant”) at a price of $5.36 per Unit. Each Warrant is immediately exercisable, will entitle the holder to purchase one share of common stock at an exercise price of $6.43 and will expire five (5) years from the date of issuance. The underwriters’ over-allotment option was exercised for 184,800 warrants to purchase shares of common stock bringing to total net proceeds to the Company from the IPO to $5,836,230. The shares of common stock and Warrants are separately transferred immediately upon issuance. As of January 31, 2023, 457,795 warrants issued in the IPO have been exercised, with net proceeds to the Company of $ 2,942,970.

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

On December 15, 2023, the Company filed the Proxy Statement with the SEC for its Annual Meeting of Stockholders, to be held January 21, 2024, in Orlando, Florida. This Proxy Statement is available on our website at HTTPS://Nutriband.com/proxy.

On March 20, 2024, our Board of Directors adopted an amendment to the Company’s 2021 Employees Stock Option Plan (the “Plan”) increasing the number of shares of common stock subject to the plan (as of March 20, 2024 875,000 shares) to 1,400,00 shares (the “Amendment”). The plan adopted by the Board on November 1, 2021, provided for an initial 350,000 shares to issue and sell upon the exercise of stock options issued under the Plan. The Plan provides for an automatic annual increase to be added on February 1 of each year equal to the lesser of (i) 250,000 shares of Common Equity or (ii) five percent (5%) of the total shares of Common Stock outstanding on such date (including for this purpose any shares of Common Stock issuable upon conversion of any outstanding capital equity of the Company) or (iii) such lesser number as determined by the Board. We will submit the Amendment to the Plan to our stockholders for adoption and approval at the 2025 Annual Meeting. If the Amendment is not approved by stockholders within one year of adoption by the increase in shares subject to the Plan will be void, together with any options issued following March 20, 2024 in the period pending approval of the Plan by our stockholders.

On April 19, 2024, the Company completed an $8,400,000 equity financing with European investors (the “Offering”) of 2,100,000 units (“Units”), at a price of $4.00 per Unit, each Unit consisting of one share of common stock (“Shares”) and a Warrant to purchase two Shares of common stock, the Warrants having an initial exercise price of $6.43, are exercisable by payment of the exercise price in cash only and expire April 19, 2029, five years from the date of issuance (“Warrants”). The Offering was made solely to investors resident outside the United States and was not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any jurisdiction, including any jurisdiction outside the United States, but was made privately by the Company pursuant to the exemptions from registration provided in the SEC’s Regulation S and other exemptions under the Securities Act.

Years Ended January 31, 2024 and 2023

For the year ended January 31, 2024, we generated revenue of $2,085,314 and our costs of revenue were $1,223,209. For the year ended January 31, 2023, we generated revenue of $2,079,609 and our costs of revenue were $1,329,200. Our revenue for the year ended January 31, 2024, included sales of $1,920,280 from contract manufacturing services performed in our Pocono Pharmaceuticals (Active Intelligence) segment and $165,034 from contract research and development services from our 4P Therapeutics segment. The revenue from the Transdermal Patches segment remained relatively constant from the prior year. An increase in demand is expected in the subsequent year.   Our cost of revenue for our contract research and development services represents our labor cost plus a modest amount of material costs which we passed on to the client. Our cost of sales during the year for our contract services in comparison to the prior year as our main contract has been completed and the balance of the contract is being recognized with limited additional costs.

For the year ended January 31, 2024, our selling, general and administrative expenses were $3,773,606, primarily legal, accounting, administrative salaries non-cash compensation from the issuance of warrants and employee stock options, compared to $3,916,041 for the year ended January 31, 2023. The decrease from 2023 is primarily due to a decrease in salaries and wages to executives of the Company.

During the years ended January 31, 2024 and 2023, the Company recorded an impairment expense of $-0- and $327,326, respectively, due to a write down of Goodwill in connection with its Pocono acquisition. The write down of goodwill for the year ended January 31, 2023, was attributable primarily to the effects of the pandemic. As of January 31, 2024, the valuation of the reporting unit exceeds the carrying amount of goodwill using the value in use or the going concern premise.

During the year ended January 31, 2024, the Company incurred research and development expenses for its Aversa Fentanyl product of $1,960,425, primarily due to labor and material costs incurred at our contract manufacturer, Kindeva Drug Delivery, as compared to $982,227 for the year ended January 31, 2023.

During the year ended January 31, 2024, the Company incurred a loss on extinguishment of debt of $554,423, consisting primarily of the loss on the conversion of $2,000,000 of credit line note into 1,026,750 shares of the Company’s common stock. There was no gain or loss on extinguishment of debt during the year ended January 31, 2023.

We incurred interest expense of $75,815 for the year ended January 31, 2024, as compared to $6,289 for the year ended January 31, 2023. The increase is primarily due to interest on the Company’s related party credit line note.

As a result of the foregoing, we sustained a net loss of $5,485,314, or $(0.69) per share (basic and diluted) for the year ended January 31, 2024, compared with a loss of $4,483,474, or $(0.53) per share (basic and diluted) for the year ended January 31, 2023.

Liquidity and Capital Resources

As of January 31, 2024, we had $492,942 in cash and cash equivalents and working capital of $22,770, as compared with cash and cash equivalents of $1,985,440 and working capital of $1,945,132 as of January 31, 2023. During the year ended January 31, 2024, the Company on March 19, 2023, entered a three-year Credit Line Note facility for $2 million, to fund its research and development of its Aversa Fentayl product and an amendment thereto on July 13, 2023, increasing the amount under the credit line to $5 million. During 2024, the Company drew down a total of $2,000,000 under the credit line. In December 2023, the $2,000,000 was converted into shares of the Company’s common stock.  On April 19, 2024, the Company completed an $8,400,000 equity financing with European investors (the “Offering”) of 2,100,000 units (“Units”), at a price of $4.00 per Unit, each Unit consisting of one share of common stock (“Shares”) and a Warrant to purchase two Shares of common stock.

For the year ended January 31, 2024, we used cash of $3,527,509 in our operations. The principal adjustments to our net loss of $5,485,314 were depreciation and amortization of $287,722, net loss on extinguishment of debt of $554,423 and stock-based compensation of $742,696.

For the year ended January 31, 2024, we used cash in investing activities of $51,761 primarily for the purchase of equipment.

For the year ended January 31, 2024, we provided cash in financing activities of $2,086,772, primarily from the proceeds of $2,000,000 from the proceeds of $2,000,000 from its line of credit and $106,528 from a factoring arrangement, offset from the payment on notes of $19,756. For the year ended January 31, 2023, we had cash flows of $160,074 from financing activities, primarily of $296,875 from the exercise of warrants, offset by a payment on notes and the repurchase of treasury stock.

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

As of January 31, 2024, the Company had cash and cash equivalents of $492,942 and working capital of $22,770. For the year ended January 31, 2024, the Company incurred a net loss from operations of $4,871,926 and used cash flow from operations of $3,527,509. The Company has generated operating losses since its inception and has relied on sales of securities and issuance of third-party and related-party debt to support cash flow from operations. In October 2021, the Company consummated a public offering and received net proceeds of $5,836,230. The Company has also received to date $3,239,845 in proceeds from the exercise of warrants. The Company has used these proceeds to fund operations and will continue to use the funds as needed. In March 2023, the Company entered into a three-year $2,000,000 Credit Line Note facility with a related party, amended on July 13, 2023, to $5,000,000, which will permit the Company to draw down on the credit line to fund the Company’s research and development of its Aversa product. The Company was advanced $2,000,000, all of which was settled by the issuance of common stock during the year ended January 31, 2024. The $2,000,000 of debt and accrued interest was converted into 1,026,720 shares of the Company’s common stock. On April 19, 2024, the Company received proceeds of $8,400,000 from a private placement of its common stock.

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

Principles of Consolidation

The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. The operations of 4P Therapeutics are included in the Company’s financial statements from the date of acquisition of August 1, 2018, and the operations of Pocono Pharmaceuticals (Active Intelligence) are included in the Company’s financial statements from the date of acquisition of September 1, 2020 under Pocono Pharmaceuticals Inc. The wholly owned subsidiaries are as follows:

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

Revenue Types

The following is a description of the Company’s revenue types, which include professional services and sale of goods:

●	Contract development and manufacturing services for consumer health transdermal, topical and tape products with revenues listed under sale of goods

●	Product revenues derived from the sale of the Company’s consumer transdermal, topical and tape products with sales listed under sale of goods

●	Contract research and development services for pharmaceuticals and medical devices for life sciences customers with revenues listed under services

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

Accounts receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make the required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-applicable accounts. For the years ended January 31, 2024, and 2023, the Company recorded bad debt expenses of $118,364 and $-0-, respectively, for doubtful accounts related to accounts receivable. During the year ended January 31, 2024, the Company entered into an accounts receivable sale agreement for one of its subsidiaries. The Company received $106,528 in funds against an account receivable that is currently a claim in bankruptcy. The net accounts receivable remain on the books of the Company and a corresponding amount has been included as a secured borrowing liability under Notes payable. As of January 31, 2024, the receivable has been reserved in full. If the bankruptcy claim is not paid in full by the debtor, the Company is obligated to pay any difference to the factor. The loan bears interest at 10%. The Company adopted ASU 2016-13 during 2023 and implemented the guidance on expected credit losses.

Inventories

Inventories are valued at the lower of cost and reasonable value determined using the first-in, first-out (FIFO) method. Net realized value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The cost of finished goods and work in process is comprised of material costs, direct labor costs and other direct costs and related production overheads (based on normal operating capacity). As of January 31, 2024, total inventory was $168,605, consisting of work-in-process of $7,466, finished goods of $8,707 and raw materials of $152,717. As of January 31, 2023, total inventory was $229,335, consisting of work-in-process of $11,021 and raw materials of $218,334.

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. In connection with the Company’s acquisition of 4P Therapeutics LLC in 2018, the Company recorded Goodwill of $1,719,235. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. During the years ended January 31, 2024, and 2023, the Company recorded an impairment charge of $-0- and $327,326, respectively, reducing the Active Intelligence LLC Goodwill to $3,302,478. As of January 31, 2024, and 2023, Goodwill amounted to $5,021,713 and $5,021,713, respectively.

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of January 31, 2024, and 2023, there were 2,157,873 and 1,778,006 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

January 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nutriband Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nutriband Inc. (“the Company”) as of January 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Long-Lived Asset Impairment Assessment

Critical Audit Matter Description

As described in note 2 to the consolidated financial statements, the Company performs impairment testing for its long-lived assets when events or changes in circumstances indicate that its carrying amount may not be recoverable and exceeds its fair value. Due to challenging industry and economic conditions, the Company tested its long-lived assets during the year ended January 31, 2024. The Company’s evaluation of the recoverability of these long-lived asset groups involved comparing the undiscounted future cash flows expected to be generated by these long-lived asset groups to their respective carrying amounts. The Company’s recoverability analysis requires management to make significant estimates and assumptions related to cash flows over the remaining useful life of these long-lived asset groups.

We identified the evaluation of the recoverability analysis for the long-lived assets in the 4P Therapeutics asset group as a critical audit matter because of the significant estimates and assumptions management used in the related cash flow analysis. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the following:

●	Testing management’s process for developing the undiscounted cash flow model.
●	Evaluating the appropriateness of the undiscounted cash flow models used by management.
●	Testing the completeness and accuracy of underlying data used in the undiscounted cash flow model.
●	Evaluating the significant assumptions used by management, including assumptions related to current and planned costs, future revenues, gross margin and other operating expenses to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.
●	Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the undiscounted cash flow model and underlying assumptions.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2016.

Draper, UT

April 30, 2024

NUTRIBAND INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$492,942	$1,985,440
Accounts receivable	148,649	113,045
Inventory	168,605	229,335
Prepaid expenses	211,667	365,925
Total Current Assets	1,021,863	2,693,745

PROPERTY & EQUIPMENT-net	774,924	897,735

OTHER ASSETS:
Goodwill	5,021,713	5,021,713
Operating lease right of use asset	31,374	62,754
Intangible assets-net	667,280	780,430

TOTAL ASSETS	$7,517,154	$9,456,377

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$680,132	$534,679
Deferred revenue	157,502	162,903
Operating lease liability-current portion	34,276	31,291
Notes payable-current portion	127,183	19,740
Total Current Liabilities	999,093	748,613

LONG-TERM LIABILITIES:
Note payable-net of current portion	79,826	100,497
Note payable-related party	-	-
Operating lease liability-net of current portion	-	34,277
Total Liabilities	1,078,919	883,387

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 291,666,666 shares authorized; 8,869,870 and 7,843,150 shares issued at January 31,2024 and 2023, respectively, 8,859,870 and 7,833,150 shares outstanding as of January 31, 2024 and 2023, respectively	8,860	7,833
Additional paid-in-capital	34,442,339	31,092,807
Accumulated other comprehensive loss	(304)	(304)
Treasury stock, 10,000 and 10,000 shares at cost, respectively	(32,641)	(32,641)
Accumulated deficit	(27,980,019)	(22,494,705)
Total Stockholders’ Equity	6,438,235	8,572,990

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,517,154	$9,456,377

See notes to consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended January 31,
	2024	2023

Revenue	$2,085,314	$2,079,609

Costs and expenses:
Cost of revenues	1,223,209	1,329,200
Research and development	1,960,425	982,227
Goodwill impairment	-	327,326
Selling, general and administrative	3,773,606	3,916,041
Total Costs and Expenses	6,957,240	6,554,794

Loss from operations	(4,871,926)	(4,475,185)

Other income (expense):
Interest income	16,850	-
Loss on extinguishment of debt	(554,423)	-
Interest expense	(75,815)	(8,289)
Total other income (expense)	(613,388)	(8,289)

Loss before provision for income taxes	(5,485,314)	(4,483,474)

Provision for income taxes	-	-

Net loss	$(5,485,314)	$(4,483,474)

Net loss per share of common stock-basic and diluted	$(0.69)	$(0.53)

Weighted average shares of common stock outstanding - basic and diluted	7,954,105	8,459,547

See notes to consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Treasury
Year Ended January 31, 2024	Total	shares	Amount	Capital	Income(Loss)	Deficit	Stock
Balance, February 1, 2023	$8,572,990	7,833,150	$7,833	$31,092,807	$(304)	$(22,494,705)	$(32,641)

Warrants issued for services	242,840			242,840

Options issued for services	499,856	-	-	499,856	-	-	-

Issuance of common stock for note payable and interest	2,607,863	1,026,720	1,027	2,606,836

Net loss for the year ended January 31, 2024	(5,485,314)	-	-	-	-	(5,485,314)	-

Balance, January 31, 2024	$6,438,235	8,859,870	$8,860	$34,442,339	$(304)	$(27,980,019)	$(32,641)

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Treasury
Year Ended January 31, 2023	Total	shares	Amount	Capital	Income(Loss)	Deficit	Stock
Balance, February 1, 2022	$11,859,285	9,154,846	$9,155	$29,966,132	$(304)	$(18,011,231)	$(104,467)

Exercise of warrants	296,875	55,417	56	296,819	-	-	-

Common stock returned in settlement	-	(1,400,000)	(1,400)	1,400	-	-	-

Treasury stock issued for services	113,155	33,471	32	3,746	-	-	109,377

Treasury stock and warrants issued for termination agreement	174,025	25,000	25	92,545			81,455

Treasury stock repurchased	(119,006)	(35,584)	(35)	35	-	-	(119,006)

Options issued for services	732,130			732,130

Net loss for the year ended January 31, 2023	(4,483,474)	-	-	-	-	(4,483,474)	-

Balance, January 31, 2023	$8,572,990	7,833,150	$7,833	$31,092,807	$(304)	$(22,494,705)	$(32,641)

See notes to consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended January 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,485,314)	$(4,483,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	287,722	330,143
Operating lease expense	31,380	38,813
Loss on extinguishment of debt	554,423	-
Reserve for doubtful accounts	118,365	-
Treasury stock issued for services	-	113,155
Treasury stock and warrants issued for termination agreement	-	174,025
Goodwill impairment	-	327,326
Stock-based compensation-warrants	242,840	-
Stock-based compensation-options	499,856	732,130
Changes in operating assets and liabilities:
Accounts receivable	(153,969)	(41,665)
Prepaid expenses	154,258	4,547
Inventories	60,730	(97,687)
Deferred revenue	(5,401)	56,636
Operating lease liability	(31,292)	(36,287)
Accounts payable and accrued expenses	198,893	(104,860)
Net Cash Used In Operating Activities	(3,527,509)	(2,987,198)

Cash flows from investing activities:
Purchase of equipment	(51,761)	(79,304)
Net Cash Used in Investing Activities	(51,761)	(79,304)

Cash flows from financing activities:
Proceeds from note payable-related party	2,000,000	-
Proceeds from secured borrowing liability	106,528	-
Proceeds from exercise of warrants	-	296,875
Payment on note payable	(19,756)	(17,795)
Purchase of treasury stock	-	(119,006)
Net Cash Provided by Financing Activities	2,086,772	160,074

Net change in cash	(1,492,498)	(2,906,428)
Cash and cash equivalents - Beginning of period	1,985,440	4,891,868
Cash and cash equivalents - End of period	$492,942	$1,985,440

Supplementary information:

Cash paid for:
Interest	$7,352	$4,266
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Adoption of ASC 842 Operating lease asset and liability	$-	$94,134
Promissory note on equipment purchase	$-	$22,794
Common stock returned in settlement	$-	$1,400
Issuance of common stock for extinguishment of debt	$2,607,863	$-

See notes to consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

as of and for the Years Ended January 31, 2024 and 2023

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

Pocono Pharmaceuticals is a contract development and manufacturing organization with unique process capabilities and experience focused on coated product manufacturing. Pocono helps their customers with product design and development along with manufacturing to bring new products to market with minimal capital investment. Pocono Pharmaceutical’s competitive edge is a low-cost manufacturing base: a result of its unique processes and state-of-the-art material technology. Active Intelligence manufactures activated kinesiology tape for transdermal or topical use.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Forward Stock Split

On July 26, 2022, our Board of Directors approved the amendment to our Articles of Incorporation to effect a 7- for- 6 forward stock split (the “Stock Split”) of our outstanding common stock. The Company filed the amendment set forth in a Certificate of Change with the Secretary of State of Nevada on August 4, 2022. The 7:6 forward stock split was effective for trading purposes on the Nasdaq Capital Market on August 12, 2022. Each shareholder of record as of the August 15, 2022 record date received one (1) additional share for each six (6) shares held as of the record date. No fractional shares of common stock were issued in connection with the Stock Split. Instead, all shares were rounded up to the next whole share. In connection with the Stock Split, which did not require shareholder approval under the Nevada corporation law, the number of shares of common stock of the Company was increased in the same ratio as the shares of outstanding common stock were increased in the Stock Split, from 250,000,000 authorized shares to 291,666,666 authorized shares.

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

As of January 31, 2024, the Company had cash and cash equivalents of $492,942 and working capital of $22,770. For the year ended January 31, 2024, the Company incurred a loss from operations of $4,871,926 and used cash flow from operations of $3,527,509. The Company has generated operating losses since its inception and has relied on sales of securities and issuance of third-party and related-party debt to support cash flow from operations. In October 2021, the Company consummated a public offering and received net proceeds of $5,836,230. The Company has also received to date $3,239,845 in proceeds from the exercise of warrants. The Company has used these proceeds to fund operations and will continue to use the funds as needed. In March 2023, the Company entered into a three-year $2,000,000 Credit Line Note facility with a related party, amended on July 13, 2023, to $5,000,000, which will permit the Company to draw down on the credit line to fund the Company’s research and development of its Aversa product. The Company was advanced $2,000,000, all of which was settled by the issuance of common stock during the year ended January 31, 2024. The $2,000,000 debt and accrued interest was converted into 1,026,720 shares of the Company’s common stock. On April 19, 2024, the Company received proceeds of $8,400,000 from a private placement of its common stock.

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

Revenue Types

The following is a description of the Company’s revenue types, which include professional services and sale of goods:

●	Contract development and manufacturing services for consumer health transdermal, topical and tape products with revenues listed under sale of goods

●	Product revenues derived from the sale of the Company’s consumer transdermal, topical and tape products with sales listed under sale of goods

●	Contract research and development services for pharmaceuticals and medical devices for life sciences customers with revenues listed under services

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

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by type and by geographical location. See the tables:

	Years Ended
	January 31,
	2024	2023
Revenue by type
Sale of goods	$1,920,280	$1,785,507
Services	165,034	294,102
Total	$2,085,314	$2,079,609

	Years Ended
	January 31,
	2024	2023
Revenue by geographic location:
United States	$2,085,314	$2,079,609
Foreign	-	-
	$2,085,314	$2,079,609

Cash and cash equivalents.

Cash and cash equivalents include cash on hand, cash on deposit in money market accounts. The Company considers short-term highly liquid investments with an original maturity date of three months or less that are not part of an investment pool to be cash equivalents. As of January 31, 2024, the Company has no balances that exceed federally insured limits.

Accounts receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make the required payments. The Company determines its allowances by both the specific identification of customer accounts where appropriate and the application of historical loss to non-applicable accounts. For the years ended January 31, 2024, and 2023, the Company recorded bad debt expenses of $118,364 and $-0-, respectively, for doubtful accounts related to accounts receivable. During the year ended January 31, 2024, the Company entered into an accounts receivable sale agreement for one of its subsidiaries. The Company received $106,528 in funds against an account receivable that is currently a claim in bankruptcy. The net accounts receivable remain on the books of the Company and a corresponding amount has been included as a secured borrowing liability under Notes payable. As of January 31, 2024, the receivable has been reserved in full. If the bankruptcy claim is not paid in full by the debtor, Company is obligated to pay any difference to the factor. The loan bears interest at 10%. The Company adopted ASU 2016-13 during 2023 and implemented the guidance on expected credit losses.

Inventories

Inventories are valued at the lower of cost and reasonable value determined using the first-in, first-out (FIFO) method. Net realized value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The cost of finished goods and work in process is comprised of material costs, direct labor costs and other direct costs and related production overheads (based on normal operating capacity). As of January 31, 2024, total inventory was $168,605, consisting of work-in-process of $7,466, finished goods of $8,707 and raw materials of $134,691. As of January 31, 2023, total inventory was $229,335, consisting of work-in-process of $11,021 and raw materials of $218,334.

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. In connection with the Company’s acquisition of 4P Therapeutics LLC in 2018, the Company recorded Goodwill of $1,719,235. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. During the years ended January 31, 2024, and 2023, the Company recorded an impairment charge of $-0- and $327,326, respectively, reducing the Active Intelligence LLC Goodwill to $3,302,478. As of January 31, 2024, and 2023, Goodwill amounted to $5,021,713 and $5,021,713, respectively.

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of January 31, 2024, and 2023, there were 2,157,873 and 1,778,006 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

Recent Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), The ASU introduces a new credit loss methodology. Current Expected Credit Loss (“CECL”), which requires earlier recognition of credit losses, which also provides additional transparency about credit risk. Since its original issuance in 2016, the FASB has issued several updates to the original ASU. The Company adopted ASU 2016-13 during the year ended January 31, 2024. The adoption of ASU 2016-13 did not have a material impact on the Company’s balance sheet or statement of operations.

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

3.	PROPERTY AND EQUIPMENT

	January 31,
	2024	2023
Lab equipment	$144,585	$144,585
Machinery and equipment	1,292,389	1,240,628
Furniture and fixtures	19,643	19,643
	1,456,617	1,404,856
Less: Accumulated depreciation	(681,693)	(507,121)
Net Property and Equipment	$774,924	$897,735

Depreciation expenses amounted to $174,572 and $183,660 for the years ended January 31, 2024, and 2023, respectively. During the years ended January 31, 2024, and 2023, depreciation expenses of $131,360 and $139,689, respectively, have been allocated to cost of goods sold.

4.	INCOME TAXES

The Company adopted the provisions of ASC 740, “Income Taxes, (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no adjustment in the net liability for unrecognized income tax benefits. The Company believes there are no potential uncertain tax positions, and all tax returns are correct as filed. Should the Company recognize a liability for uncertain tax positions, the Company will separately recognize the liability for uncertain tax positions on its balance sheet. Included in any liability or uncertain tax positions, the Company will also set up a liability for interest and penalties. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.

There is no U.S. tax provision due to losses from U.S. operations for the years ended January 31, 2024 and 2023. Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities. The principal item giving rise to deferred taxes is the net operating loss carryforward in the U.S. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has set up a valuation allowance for losses for certain carryforwards that it believes may not be realized.

The provision for income taxes consists of the following:

Years Ended January 31,
	2024	2023
Current
Federal	$-	$-
Foreign	-	-

Deferred
Federal	-	-
Foreign	-	-

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

	Years Ended January 31,
	2024	2023
Book Income (loss from operations)	$(1,151,916)	$(941,530)
Common stock issued for services	155,966	168,768
Impairment expense	-	68,738
Unused operating losses	995,950	704,024
Income tax expense	$-	$-

As of January 31, 2024, the Company recorded a deferred tax asset associated with a net operating loss (“NOL”) carryforward of approximately $15,800,000 that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize those benefits in the foreseeable future. The Company’s NOL expires in 2041. The tax effect of the valuation allowance increased by approximately $1,151,916 during the year ended January 31, 2024. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) significantly revised U.S. corporate income tax law by, among other things, reducing the corporate rate from 34% to 21%. Because the Company recognizes a valuation allowance for the entire balance, there is no net impact on the Company’s balance sheet or results of operations.

The types of temporary differences between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

	January 31,
	2024	2023
Net operating loss carryforward (expire through 2040)	$(3,312,698)	$(2,316,748)
Stock issued for services	$(1,455,848)	(1,299,882)
Intangible impairment expense	$(1,051,714)	(1,051,714)
Valuation allowance	$5,820,260	4,668,344
Net deferred taxes	$-	$-

5.	NOTES PAYABLE

Notes Payable

Active Intelligence, entered into an agreement with the Carolina Small Business Development Fund for a line of credit of $160,000 due October 16, 2028, with interest of 5% per year. The amount assumed was $139,184. The loan requires monthly payments of principal and interest of $1,697. During the year ended January 31, 2024, the Company made $15,378 of principal payments. As of January 31, 2024, the amount due was $85,249, of which $16,129 is current. As of January 31, 2023, the amount due was $100,627.

On April 3, 2022, the Company entered into a retail installment agreement for the purchase of an automobile. The contract price was $32,274, of which $22,795 was financed. The agreement is for five years bearing interest at 2.95% per annum with payments of $410 per month. The loan is secured by automobile. As of January 31, 2024, the amount due was $15,232 of which $4,456 is current. As of January 31, 2023, the amount due was $19,610.

Note payable-related party.

On July 17, 2023, the Company entered an amended Credit Line Note agreement, for an increased $5,000,000 credit line facility Note, with TII Jet Services LDA, a shareholder of the Company (replacing the $2,000,000 facility with the same lender that the Company entered on March 17, 2023). Outstanding advances under the Note bears interest at 7% per annum. The promissory note is due and payable in full on March 19, 2026. Interest is payable annually on December 31 of each year during the term of the note. During the year ended January 31, 2024, the Company received $2,000,000 on the Note. In December 2023, the Company converted the balance of the credit facility of $2,000,000 and $53,476 of accrued interest into 1,026,520 shares of common stock. The fair value of the common stock was $2,554,423 resulting in a $554,423 loss on extinguishment. As of January 31, 2024, the balance due was $-0-. The Company recorded interest expense of $60,453 for the year ended January 31, 2024.

Secured borrowing liability.

The Company entered into an accounts receivable sale agreement for one of its subsidiaries in connection with a bankruptcy claim. The Company received $106,528 and recorded the transaction as a secured loan payable against the account receivable. The sale of the account receivable balance was to an outside third party, whereby if the bankruptcy court does not pay the balance in full, the Company will owe back the unpaid portion. The loan is classified as a current liability as the Company expects the bankruptcy will be resolved in the next twelve months. The loan bears interest at 10%. For the year ended January 31, 2024, the Company recorded interest expense of $5,470.

Interest expenses for the year ended January 31, 2024, and 2023, were $75,815 and $6,289, respectively.

6.	INTANGIBLE ASSETS

As of January 31, 2024, and 2023, intangible assets consisted of intellectual property and trademarks, customer base, and license agreement, net of amortization, as follows:

	January 31,
	2024	2023
Customer base	$314,100	$314,100
Intellectual property and trademarks	817,400	817,400

Total	1,131,500	1,131,500

Less: Accumulated amortization	(464,220)	(351,070)

Net Intangible Assets	$667,280	$780,430

In February 2021, the Company acquired an IP license from Rambam Med-Tech Ltd. for $50,000. The value of the intangible assets, consisting of intellectual property, license agreement and customer base has been recorded at their fair value by the Company and are being amortized over a period of three to ten years. The Company terminated the license agreement in October 2022. The Company issued 25,000 shares of its common stock from its treasury shares held by the Company and warrants to purchase 25,000 shares at an exercise price of $7.50 per share as part of the termination agreement. The Company recorded a termination expense of $174,025 during the year ended January 31, 2023. Which is included in selling, general and administrative expenses. The Company expensed the balance of the agreement of $33,334 during the year ended January 31, 2023, which is included in selling, general and administrative expenses. Amortization expenses for the years ended January 31, 2024, and 2023 amounted to $113,150 and $146,483, respectively.

Year Ended January 31,
2025	$113,109
2026	113,109
2027	113,109
2028	113,109
2029	113,109
2030 and thereafter	101,735
$667,280

7.	RELATED PARTY TRANSACTIONS

Activity during the year ended January 31, 2024

a)	On February 1, 2023, options to purchase 30,000 shares of the Company’s common stock were issued to an executive of the Company at a price of $3.975 per share. The options vest immediately and expire in three years. The fair value of the options issued for services amounted to $75,030 and was expensed during the year ended January 31, 2024.

b)	In September and October 2023, options to purchase 374,500 shares of common stock to executives and directors of the Company at a price of $1.93, $2.12 and $2.65 per share. The options vest immediately and expire in three years. The fair value of the options issued amounted to $424,826 and was expensed during the year ended January 31, 2024.

c)	On October 26, 2023, warrants to purchase 87,500 shares of the Company’s common stock were issued to the Chief Financial Officer at a price of $1.93 per share. The warrant expires in three years. The fair value of the warrants issued amounted to $93,450 and was expensed during the year ended January 31, 2024.

d)	On July 17, 2023, the Company entered an amended Credit Line Note facility with TII Jet Services LDA, a shareholder of the Company, for a credit facility of $5 million (replacing the $2,000,000 facility with the same lender that the Company entered on March 17, 2023). See Note 5 for further information. TII Jet Services LDA is owned 100% by a shareholder of the Company. During the year ended January 31, 2024, the Company received $2,000,000 from the credit facility. In December 2023, TII Jet Services LDA converted the balance of the credit facility of $2,000,000 and $53,436 of accrued interest into 1,026,520 shares of the Company’s common stock.

Activity during the year ended January 31, 2023

a)	In May 2022, the Company issued stock awards to the Company’s CEO and the independent members of the Board of Directors. The CEO received 11,667 shares and the four directors received 1,167 shares each. The Company recorded a compensation expense of $53,200 in connection with the issuance of the shares.

b)	On August 2, 2022, 137,084 options to purchase shares of the Company’s common stock were issued to executives of the Company at prices of $4.09 and $4.50 per share. The options vest immediately and expire in three years. The fair value of the options issued for services amounted to $399,075 and was expensed during the year ended January 31, 2023.

c)	On September 30, 2022, 35,000 options to purchase shares of the Company’s common stock were issued to the independent directors of the Company at a price of $3.59 per share. The options vest immediately and expire in five years. The fair value of the options issued for services amounted to $85,995 and was expensed during the year ended January 31, 2023

d)	On December 7, 2022, options to purchase 107,500 shares of the Company’s common stock were issued to executives of the Company at prices of $3.53 and $3.88 per share. The options vest immediately and expire in three years. The fair value of the options issued amounted to $245,170 and was expensed during the year ended January 31, 2023.

8.	STOCKHOLDERS’ EQUITY

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

Common Stock

On June 25, 2019, the Company effected a one-for-four reverse stock split, pursuant to which each outstanding share of common stock was changed into 0.25 shares of common stock, and the Company decreased its authorized common stock in the same ratio from 100,000,000 to 25,000,000 shares.

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

Activity during the Year Ended January 31, 2024

(a)	As of January 31, 2024, the Company holds 10,000 of its shares comprising $32,641 of treasury stock. There was no activity during the year ended January 31, 2024.

(b)	In December 2024, TII Jet Services LDA converted $2,000,000 of its outstanding credit facility and $53,436 of accrued interest into 1,026,720 shares of the Company’s common stock. The fair value of the common stock at the date of issuance was $2,554,423, resulting in a $554,423 loss on extinguishment.

Activity during the Year Ended January 31, 2023

(a)	In March and May 2022, the Company purchased 35,584 shares of its common stock for $119,006 and recorded the purchase as Treasury Stock. In May and December 2022, the Company issued 33,397 shares of stock awards to management, directors and employees from the treasury shares and recorded compensation expense of $113,155 In December 2022, the Company issued 25,000 shares from the treasury shares to non-employees in connection of the termination of the Rambam license agreement. As of January 31, 2023, the Company held 10,000 of its shares comprising $32,641 of treasury stock.

(b)	On July 29, 2022, the Company received proceeds of $296,875 from the exercise of warrants and issued 55,417 shares of common stock.

(c)	In July 2022, the Company cancelled 1,400,000 shares received in connection with the settlement of a lawsuit. See Note 11 for further information.

9.	OPTIONS and WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company’s common stock issued to non-employees of the Company during the year ended January 31, 2024. On March 7, 2023, the Company issued 30,000 warrants to purchase the Company’s common shares to Barandnic Holdings Ltd. for services provided. The warrants are exercisable at a price of $4.00 per share and expire five years from the date of issuance. On October 27, 2023, the Company issued 145,833 warrants to purchase the Company’s common shares to management (87,500 warrants were issued to the Chief Financial Officer) and non-employees of the Company. The warrants are exercisable at a price of $1.93 per share and expire in three years from the date of issuance. These warrants replace previously issued warrants that have now been cancelled. The Company used the Black-Scholes valuation model to record the fair value. The valuation model used a dividend rate of 0%; expected term of 1.5 years; volatility rates of 152.10-174.45%; and a risk-free rate of 4.31%-4.84%. Non-cash compensation for the year ended January 31, 2024, amounted to $242,840.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2022	1,435,622	$6.91	3.93 years	$-

Granted	25,000	7.50	5.00 years	-

Expired/Cancelled	(97,534)	5.36	-	-

Exercised	(55,417)	5.36	-	-

Outstanding, January 31, 2023	1,307,671	6.43	3.34 years	-

Granted	175,833	2.28	2.97 years	-

Expired/Cancelled	(200,466)	6.33	-	-

Exercised	-	-	-	-

Outstanding - January 31, 2024	1,283,038	$5.88	2.97 years	$99,166

Exercisable - January 31, 2024	1,283,038	$5.88	2.97 years	$99,166

The following table summarizes additional information relating to the warrants outstanding as of January 31, 2024:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(Years)	Weighted Average Exercise Price for Shares Outstanding	Number Exercisable	Weighted Average Exercise Price for Shares Exercisable	Intrinsic Value
$4.00	30,000	4.10	$4.00	30,000	$4.00	$-
$6.43	1,082,205	2.68	$6.43	1,082,205	$6.43	$-
$1.93	145,833	2.74	$1.93	145,833	$1.93	$99,166
$7.50	25,000	3.77	$7.50	25,000	$7.50	$-

Options

The following table summarizes the changes in options outstanding and the related price of the shares of the Company’s common stock issued to employees of the Company. See Note 7 for the issuance of related party options.

On November 1, 2021, the Board of Directors adopted the 2021 Employee Stock Option Plan (the “Plan”). The Company has reserved 408,333 shares for issuance and sale upon the exercise of stock options. In accordance with the Plan, on February 1, 2022, the Company reserved an additional 233,333 shares and on February 1, 2023, the Company reserved an additional 233,333 shares. The options vest immediately and expire in three years. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options (“ISO’s”) under Section 422 of the Internal Revenue Code of 1986 (the “Code”) or which are not (“non-ISO’s”) intended to qualify as Incentive Stock Options thereunder. The Plan also provides for restricted stock awards representing shares of common stock that are issued subject to such restrictions on transfer and other incidents of ownership and such forfeiture conditions as the Board of Directors, or the committee administering the Plan composed of directors who qualify as “independent” under Nasdaq rules, may determine. On November 3, 2021, the Company filed a Registration Statement on Form S-8, to register under the Securities Act of 1933, as amended the 408,333 shares of common stock reserved for issuance under the Plan. As of January 31, 2024, 166 shares remain available and issuance under the Plan.

During the year ended January 31, 2024, 404,500 options to purchase shares of the Company’s common stock were issued to executive officers and employees at prices of $1.93-$3.975 per share. The options vest immediately and expire three years from the date of issuance. The fair value of the options issued for services amounted to $499,856 and was recorded during the year ended January 31, 2024. The Company used the Black-Scholes valuation model to record the fair value. The valuation model used a dividend rate of 0%; expected term of 1.5 years; volatility rates of 121.52-143.54%; and a risk-free rate of 3.00-4.5%.

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

The following table summarizes additional information relating to the options outstanding as of January 31, 2024.

	Shares	Exercise Price	Remaining Life	Intrinsic Value
Outstanding, January 31, 2022	190,751	$4.26	2.97 years

Granted	279,584	3.93	3.00 years	-

Expired/Cancelled	-	-	-

Exercised	-	-	-

Outstanding, January 31, 2023	470,335	4.13	2.53 years

Granted	404,500	2.18	2.68 years	-

Expired/Cancelled	-	-	-

Exercised	-	-	-

Outstanding- January 31, 2024	874,835	$3.23	2.31 years	$214,460

Exercisable - January 31, 2024	874,835	$3.23	2.31 years	$214,460

The following table summarizes additional information relating to the options outstanding as of January 31, 2024:

Prices	Outstanding	Life(Years)	Shares Outstanding	Exercisable	Shares Exercisable	Value

$1.93	214,500	2.74	$1.93	214,500	$1.93	$145,860
$2.12	140,000	2.74	$2.12	140,000	$2.12	$68,600
$2.65	20,000	2.63	$2.65	20,000	$2.65	$-
$3.59	35,000	3.67	$3.59	35,000	$3.59	$-
$3.75	57,500	1.85	$3.75	57,500	$3.75	$-
$3.98	30,000	2.01	$3.98	30,000	$3.98	$-
$4.09	78,750	1.50	$4.09	78,750	$4.09	$-
$4.12	50,000	1.85	$4.12	50,000	$4.12	$-
$4.16	144,083	0.97	$4.16	144,083	$4.16	$-
$4.50	58,334	1.50	$4.50	58,334	$4.50	$-
$4.58	46,668	0.97	$4.58	46,668	$4.58	$-

	874,835	2.06	$3.23	874,835	$3.23	$214,460

10.	SEGMENT REPORTING

We organize and manage our business by the following two segments which meet the definition of reportable segments under ASC280-10, Segment Reporting: Sales of Goods and Services. These segments are based on the type of products or services provided and are the same as our business units. Separate financial information is available and regularly reviewed by our chief officer decision maker, in making resource allocation decisions for our segments. Our chief officer decision maker evaluates segment performance to the GAAP measure of gross profit.

	Years Ended January 31,
	2024	2023
Net sales
Pocono Pharmaceuticals	$1,920,280	$1,785,597
4P Therapeutics	165,034	294,102
	2,085,314	2,079,699
Gross profit
Pocono Pharmaceuticals	744,391	726,702
4P Therapeutics	117,714	23,702
	862,105	750,404
Operating expenses
Selling, general and administrative-Pocono Pharmaceuticals	606,275	577,930
Selling, general and administrative-4P Therapeutics	236,953	103,181
Selling, general and administrative-Corporate	2,930,378	3,234,930
Research and development-4P Therapeutics	1,960,425	982,227
Goodwill impairment-Pocono Pharmacueticals	-	327,326
	5,734,031	5,225,594
Depreciation and Amortization
Pocono Pharmaceuticals	$222,159	$264,156
Corporate	13,986	-
4P Therapeutics	51,577	65,987
	$287,722	$330,143

The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere.

	Years Ended January 31,
	2024	2023
Net sales
United States	$2,085,314	$2,079,699
Outside the United States	-	-
	$2,085,314	$2,079,699

	January 31,	January 31,
	2024	2023
Property and equipment, net of accumulated depreciation
United States	$774,924	$897,735
Outside the United States	-	-
	$774,924	$897,735
Assets
Corporate	$344,192	$1,745,731
Pocono Pharmaceuticals	5,079,293	5,400,814
4P Therapeutics	2,093,369	2,309,832
	$7,516,854	$9,456,377

11.	COMMITMENTS AND CONTIGENCIES

Employment Agreements

The Company entered into three-year employment agreements with Gareth Sheridan, our CEO, and Serguei Melnik, our President, effective February 1, 2022. The agreement also provides that the executives will continue as directors and officers of the Company for the respective terms thereof. The agreement provides for an initial term, commencing on the effective date of the agreement and ending on January 31, 2025, and continuing on a year-to-year basis thereafter unless terminated by either party on not less than 30 days’ notice given prior to the expiration of the initial term or any one-year extension. For their services to the Company during the term of the agreement, Mr. Sheridan and Mr. Melnik will receive an annual salary of $250,000 per annum, commencing on the effective date of the agreement. Mr. Sheridan and Mr. Melnik will also receive a performance bonus of 3.5% of net income before income taxes. As of July 31, 2022, the Company and Mr. Sheridan and Mr. Melnik mutually agreed to reduce their annual salary to $150,000.

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

Kindeva Drug Delivery Agreement

On January 4, 2022, the Company signed a feasibility agreement with Kindeva Drug Delivery, L.P. (“Kindeva”) to develop Nutriband’s lead product, AVERSA Fentanyl, based on its proprietary AVERSA abuse deterrent transdermal technology and Kindeva’s FDA-approved transdermal fentanyl patch (fentanyl transdermal system). The feasibility agreement provides for adapting Kindeva’s commercial transdermal manufacturing process to incorporate AVERSA technology in the fentanyl transdermal system.

The agreement will remain in force until the earlier of: (1) the completion of the work and deliverables under the Workplan; or (2) two (2) years after the Effective Date, after which time the agreement will expire. The feasibility Workplan was completed in February 2024.

The estimated cost to complete the feasibility Workplan was approximately $2.5 million. Nutriband made an advance deposit of $250,000 in January 2022, to be applied against the final invoices. As of January 31, 2024, Nutriband has incurred expenses of $2,369,508 and the net deposit of $138,250 after application to final invoices is included in prepaid expenses.

In January 2024, Nutriband signed a commercial development and clinical supply agreement with Kindeva Drug Delivery for development of AVERSA Fentanyl using Kindeva’s FDA-approved fentanyl patch. Kindeva will perform commercial manufacturing process development and clinical supplies manufacturing for the human abuse potential clinical study required by the FDA in support of a New Drug Application. The agreement replaces the previous feasibility agreement between the two companies which was focused on adapting Kindeva’s commercial transdermal manufacturing process to incorporate AVERSA abuse deterrent transdermal technology. The estimated cost to complete the commercial process development and clinical supplies manufacturing is approximately $8.1 million and the expected timing of FDA submission is twelve to eighteen months.

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

MDM Worldwide Agreement

In September 2022, the Company entered into a public relations agreement with MDM Worldwide. In connection with the agreement, the Company agreed to issue 20,000 options to MDM Worldwide. In October 2023, the contract was mutually terminated, and no options were issued. For the year ended January 31, 2024, the Company paid MDM Worldwide $190,000.

Money Channel Agreement

On March 13, 2023, the Company entered into a media advertising agreement with Money Channel Inc. The Company will pay a monthly fee and after ninety days can cancel the agreement. The Company, after 90 days, will also issue options to purchase 50,000 shares of common stock to Money Channel Inc. at an exercise price of $4.00 per share. In June 2023, the parties agreed to terminate the agreement by mutual consent. No options were issued. For the year ended January 31, 2024, the Company paid the Money Channel $100,000.

Sorrento Therapeutics, Inc. Agreement

4P Therapeutics had unpaid account receivables related to a contract clinical research services agreement in place with Sorrento Therapeutics. On February 13, 2023, Sorrento declared Chapter 11 bankruptcy. On July 25, 2023, 4P Therapeutics assigned its claim under the bankruptcy proceedings from Sorrento Therapeutics Inc. and received proceeds of $106,528. The amount due under the claim was $118,675 and 4P Therapeutics recorded a reserve for bad debts of $118,675 during the year ended January 31, 2024. Under the agreement with the buyer of the claim, 4P Therapeutics will make proportional restitution and/or repayment of the purchase amount to the extent the claim is disallowed, reduced or not paid at the same time or distribution rate as other general unsecured claims against the Debtor are paid. The Company has recorded the amount of the proceeds as a secured loan payable to the factor as of January 31, 2024.

Upstream Termination

On May 24, 2023, the Company sent notice of the termination of the Securities Facility Services Agreement, dated January 3, 2023, by and between MERJ DEP Ltd. And the Company (“Agreement”), which provided for the dual listing of the Company’s common stock on the MERJ Upstream exchange (“Upstream”), which is operated as a fully registered and licensed integrated securities exchange, clearing system and depository for digital and non-digital securities under the Seychelles security laws. The termination was effective May 31, 2023.

Legal Proceedings

The Company is currently a defendant in a lawsuit initiated by Joseph Gunnar, LLC (“Gunnar”) and Lucosky Brookman LLP (“LB”) in the Supreme Court of the State of New York, New York County, under Index No.654633/2023. The lawsuit alleges multiple allegations such as breach of contract, fraudulent activities, and tortious interference and seeks damages following the Company’s termination of an engagement letter for assistance with a public stock offering. Gunnar is seeking over $500,000 in damages plus punitive damages, while LB is demanding reimbursement of legal fees.

In response, the Company denies all allegations, alleging that the engagement letter was unenforceable, and its termination was legally justified. The Company has also initiated counterclaims against Joseph Gunnar & Co., accusing them of intentional interference and breach of fiduciary duty, and is seeking $1,000,000 for each claim along with a declaratory judgment affirming the legality and justification of the termination. The plaintiffs have denied these counterclaims.

Currently, there are no pending hearings or motions as both parties are engaged in discovery and are attempting to resolve the matter amicably.

12.	SUBSEQUENT EVENTS

(a)	In February and April 2024, the Company received proceeds of $300,000 from its Credit Line Facility.

(b)	On March 20, 2024, 390,000 options to purchase shares of the Company’s common stock were issued to executive officers and employees at prices of $2.37-$2.61 per share. The options vest immediately and expire three years from the date of issuance. The fair value of the options issued amounted to $450,000.

(c)	On March 20, 2024, our Board of Directors adopted an amendment to the Company’s Employee Stock Option Plan (the “Plan”) increasing the number of shares of common stock subject to the Plan (as of March 20, 2024, 875,000 shares) to 1,400,000 shares (the “Amendment”). The Company will submit the Amendment to the Plan to our stockholders for adoption and approval at the 2025 Annual Meeting. If the Amendment is not approved by stockholders within one year of adoption, the increase in shares subject to the Plan will be void, together with any options issued following March 20,2024, in the period pending approval of the Plan by our stockholders.

(d)	On April 19, 2024, the Company completed an $8,400,000 equity financing with European investors (the “Offering”) of 2,100,000 units (“Units”), at a price of $4.00 per Unit, each Unit consisting of one share of common stock (“Shares”) and a Warrant to purchase two Shares of common stock, the Warrants having an initial exercise price of $6.43, are exercisable by payment of the exercise price in cash only and expire April 19,2029, five years from the date of issuance (“Warrants”). The Offering was made solely to investors residing outside the United States and was not registered under the Security Act of 1933, as amended, (the “Security Act”), or the securities law of any jurisdiction, including outside the United States, but was made privately by the Company pursuant to the exemptions from registration provided in the SEC’s Regulation S and other exemptions under the Securities Act.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of January 31, 2024, the end of the period covered by this annual report. The disclosure controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who are two of our three full-time employees. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function, our very limited staff, and our acquisition of 4P Therapeutics and Pocono Coated Products, which are principally responsible for our business operations and were privately owned when we acquired them, were not effective as of January 31, 2024, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of January 31, 2024, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements, (iii) a lack of segregation of duties within accounting functions, (iv) inadequate monitoring review controls in accounting for complex transactions. Therefore, our internal controls over financial reporting were not effective as of January 31, 2024.

Management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel, excessive reliance on third party consultants for accounting, financial reporting and related activities, and the lack of any separation of duties. During the past fiscal year, we have added qualified accounting personnel, so the Company does not have to rely on third party consultants. The Company has established additional monitoring controls over the financial statements. We have also improved our internal controls to provide for a detailed accounting review of all revenue items, and accounts receivable and payable transactions in connection with the entry and categorization of each transaction in the preparation of the Company’s financial statements. As a result of these improvements, we are confident our financial statements as of January 31, 2024 and for the two years then ended, fairly present in all material respects our financial condition and results of operations for all that reporting period covered by this report.

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

Changes in Internal Control over Financial Reporting.

During the quarterly period ended January 31, 2024, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGH JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Set forth below are the name, age, position of and biographical information about each nominee, all of whom are currently directors and compromise our entire Board as of the record date.

Name	Age	Position
Gareth Sheridan	34	Chief Executive Officer and Director
Serguei Melnik	51	Chairman of the Board, President and Secretary
Mark Hamilton(1)(3)	37	Director
Radu Bujoreanu(1)(2)(3)	54	Director
Stefani Mancas(2)(3)	47	Director
Irina Gram(2)(1)	36	Director
Gerald Goodman	76	Chief Financial Officer
Alan Smith, Ph.D.	57	Chief operating officer and president of 4P Therapeutics
Jeff Patrick, Pharm.D.	55	Chief scientific officer

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

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

Radu Bujoreanu has been a director since June 2019. Mr Bujoreanu is a real estate agent and investor since 2019 and currently he is with Samson Properties LLC.  Mr. Bujoreanu has been the owner and executive director of Consular Assistance, Inc., which provided assistance in obtaining visas, travel documents, other national and foreign documents and related services since December 2002 to December 2020. From 2003 to 2005 he served as an independent director and member of the Board of Directors of Asconi Corporation. From August 1999 to August 2002 Mr. Bujoreanu worked as a consular officer at the Embassy of the Republic of Moldova to the United States. Before that from May 1994 to August 1999 he was Chief of Bilateral Treaties section in the International Law and Treaties Department of the Ministry of Foreign Affairs of the Republic of Moldova.  Mr. Bujoreanu received his bachelor degree in international public law from the University of Moldova.

Dr. Stefani Mancas graduated Summa cum Laude from the Military Navy College in Constanta, Romania. After attending the faculty of Cybernetics from the Academy of Economic Studies in Bucharest, Stefani transferred to University of Central Florida, and graduated with a dual B.Sc. in Mathematics/ Aerospace Engineering, a Master's Degree in Applied Mathematics, and a Ph.D. in Mathematical Sciences from the Department of Mathematics. The Ph.D. dissertation topic was "Dissipative solitons in the cubic-quintic complex Ginzburg-Landau equation: Bifurcations and Spatiotemporal Structure", for which Stefani received the UCF Outstanding Dissertation Award.

Currently, Stefani is a tenured full Professor, and a researcher in the Department of Mathematics at Embry-Riddle Aeronautical University in Daytona Beach, Florida. Stefani's research areas deal with finding analytical solutions to nonlinear dissipative equations that can be reduced through Darboux transformations to Riccati or Abel equations. The main focus is on Schrödinger equation, for which Stefani is using methods based on factorization, and variational formulation together with ansatz reduction with global minimizers of objective functions, applied to supersymmetric quantum mechanics. Another important area of interest is the theory of elliptic functions with applications to nonlinear optics, soliton theory, general relativity, as well as optimization of the blockchain, and quantum cryptography.

Irina Gram was elected as a director of the Company at the January 21, 2022 stockholders meeting. Irina is a Senior Financial Analyst at Thales IFEC, Melbourne, Florida. There she is responsible for financial planning, analysis and risk and opportunities reviews of multiple development and customer programs. From 2016 to 2017, she was a Project Engineering Coordinator at Thales IFEC, where she executed budgeting and forecasting activities with specialized focus on SFRD spending, interfaced with engineering team to monitor and report the performance of the financial impact of projects. From 2013 to 2016, she held various project management, accounting and reporting positions with Siemens Building Technology, Inc., Winter Park, Florida. She received a Bachelor’s Degree in Finance from the University of Central Florida, Orlando, Florida, where she graduated in May 2015, with honors, and received a Masters Degree in business administration from the University of Central Florida, Orlando, Florida, in May 2019.

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

Meetings

Our Board of Directors held two meetings and acted by written consent eight times during fiscal 2024.

Committees of the Board of Directors

The board of directors has created three committees — the audit committee, the compensation committee and the nominating and corporate governance committee. Each of the committees has a charter which meets the Nasdaq Stock Market requirements and is composed of three independent directors.

Audit Committee

The audit committee is comprised of Mr. Hamilton, as chairman, Mr. Bujoreanu and Irina Gram. We believe that Mark Hamilton qualifies as an “audit committee financial expert” under the rules of the Nasdaq Stock Market. The audit committee oversees, reviews, acts on and reports on various auditing and accounting matters to the board, including: the selection of our independent accountants, the scope of our annual audits, fees to be paid to the independent accountants, the performance of our independent accountants and our accounting practices, all as set forth in our audit committee charter. The Audit Committee met three times in fiscal 2024.

Compensation Committee

The compensation committee is comprised of Irina Gram, Chairperson, Mr. Bujoreanu and Dr. Mancas. The compensation committee oversees the compensation of our chief executive officer and our other executive officers and reviews our overall compensation policies for employees generally as set forth in the audit committee charter. If so authorized by the board, the compensation committee may also serve as the granting and administrative committee under any option or other equity-based compensation plans which we may adopt. The compensation committee will not delegate its authority to fix compensation; however, as to officers who report to the chief executive officer, the compensation committee will consult with the chief executive officer, who may make recommendations to the compensation committee. Any recommendations by the chief executive officer are accompanied by an analysis of the basis for the recommendations. The committee will also discuss with the chief executive officer and other responsible officers the compensation policies for employees who are not officers. The compensation committee has the responsibilities and authority relating to the retention, compensation, oversight and funding of compensation consultants, legal counsel and other compensation advisers. The compensation committee members will consider the independence of such advisors before selecting or receiving advice from such advisors. The compensation committee met three times in fiscal 2024.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee, which is comprised of Dr. Mancas, Mark Hamilton and Mr. Bujoreanu, will identify, evaluate and recommend qualified nominees to serve on our board; develop and oversee our internal corporate governance processes, and maintain a management succession plan. The nominating and corporate governance committee met two times in fiscal 2024.

Risk Management

The Board has an active role, as a whole and also at the committee level, in overseeing the management of our risks. The Compensation Committee of our Board is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. The Audit Committee of our Board oversees management of financial risks, under its charter it is to meet periodically and at least four times per year with management to review and assess the Company’s major financial risk exposures and the manner in which such risks are being monitored and controlled. The Nominating and Corporate Governance Committee of our Board is responsible for the management of risks associated with the independence of the Board members and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is informed about such risks.

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

Gareth Sheridan and Serguei Melnik have not filed Form 4’s reporting receipt of compensation in fiscal years 2024 and 2025; With the exception of Gerald Goodman, who has filed Form 5’s to catch up on Form 4’s due over the past three fiscal years. Mr. Goodman is late with respect to Form 4’s required to be filed for stock option compensation issuances for fiscal 2024 and 2025. No other officer or director has filed any ownership reports.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The table below shows the compensation for services in all capacities we paid during the years ended January 31, 2024 and 2023 to the individuals serving as our principal executive officers during the last completed fiscal year and our other two most highly paid executive officers at the end of the last completed fiscal year (whom we refer to collectively as our “named executive officers”);

Name and Principal Position	Year	Salary $	Bonus Awards $	Stock Awards $	Option/ Awards(1)$	Incentive Plan Compensation $	Nonqualified Deferred Earnings $	All Other Compensation $	Total $
Gareth Sheridan,	2024	150,000			82,110			25,000	257,110
CEO(1)	2023	200,000		38,000	140,672				378,672

Serguei Melnik	2024	150,000			82,110			25,000	257,110
President	2023	200,000			146,672				346,672

Alan Smith	2024	154,000			42,720			5,000	201,720
Chief Operating Officer	2023	179,000			57,490				236,490

Gerald Goodman	2024	110,000			52,866			30,000	192,866
Chief Financial Officer	2023	160,000	—		114,976	—		—	274,976

(1)	During the year ended January 31, 2023, we issued to Gareth Sheridan, our CEO, 11,667 shares of common stock valued at $38,000, representing compensation for the year ended January 31, 2023.

	Directors Compensation
	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation’	Change in Pension Value and NonQualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Mark Hamilton	$5,000	$-	$10,146	$-	$-	$-	$15,146
Radu Bujorneau	$5,000	$-	$11,214	$-	$-	$-	$16,214
Stefani Mancas	$5,000	$-	$10,146	$-	$-	$-	$15,146
Irina Gram	$5,000	$-	$10,146	$-	$-	$-	$15,146

Employment Agreements with Company Officers

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

The Employment Agreements provide for incentive payments as established by the Board of Directors, and the Employment Agreements with Mr. Sheridan and Mr. Melnik provide for a performance bonus as follows:

Net Operating Profit Before Income Taxes	Performance Bonus
On the First $10 Million	3.5%
On the Next $40 Million	3.5%
On the Next $50 Million	3.5%
On all Amounts Over $100 Million	3.5%

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

Gross-up Reimbursement on Excise Taxes Paid by Employee on Certain Payments received from Company

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

Employment Agreement with Alan Smith

The Company entered into a three-year employment agreement with Alan Smith, our Chief Operating Officer, effective October 1, 2021, for an initial term of three years through September 30, 2024. For his services to the Company during the term of the agreement, Mr. Smith receives a fixed base salary of $204,000 per year, payable no less frequently than monthly. This base salary is reviewed not later than the end of each calendar year that Mr. Smith is employed by the Company. As of July 31, 2022, the Company and Mr. Smith mutually agreed to reduce his annual salary to $154,000.

Pension Benefits

We currently have no plans that provide for payments or other benefits at, following, or in connection with retirement of our officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
	Number of Shares of Common Stock Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Options Exercise Price	Options Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That
Name	(#)		(#)	(#)	($)	($)	(#)	($)	(#)	($)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Gareth Sheridan, CEO	23,333		-	-	$4.58	January 21, 2025	-	-	-	-
	29,167		-	-	$4.50	August 2, 2025	-	-	-	-
	25,000		-	-	$4.12	December 8, 2025	-	-	-	-
	70,000		-	-	$2.12	October 27, 2026	-	-	-	-

Serguei Melnik, President	23,333		-	-	$4.58	January 21, 2025	-	-	-	-
	29,167		-	-	$4.50	August 2, 2025	-	-	-	-
	25,000		-	-	$4.12	December 8, 2025	-	-	-	-
	70,000		-	-	$2.12	October 27, 2026	-	-	-	-

Alan Smith, COO	11,667		-	-	$4.16	January 21, 2025	-	-	-	-
	11,667		-	-	$4.09	August 2, 2025	-	-	-	-
	10,000		-	-	$3.75	December 8, 2025	-	-	-	-
	40,000		-	-	$1.93	October 27, 2026	-	-	-	-

Gerald Goodman, CFO	11,667		-	-	$4.16	January 21, 2025	-	-	-	-
	23,333		-	-	$4.09	August 2, 2025	-	-	-	-
	20,000		-	-	$3.75	December 8, 2025	-	-	-	-
	49,500		-	-	$1.93	October 27, 2026	-	-	-	-
	87,500	(1)	-	-	$1.93	October 27, 2026	-	-	-	-

(1)	This option held by Mr. Goodman is in the form of a common stock purchase warrant.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information concerning the beneficial ownership of the Company’s common Stock by each director, certain executive officers, by all directors and officers of the Company as a group as of April 26, 2024. In addition, the table provides information concerning the current beneficial owners, if any, known to the Company to hold more than five percent (5%) of the outstanding common stock of the Company.

The amounts and percentage of stock beneficially owned are reported based on regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after April 26, 2024. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities in which he has no economic interest. The percentage of common stock beneficially owned is based on 10,969,870 shares of common stock outstanding as of April 26 , 2024.

Name and Address(1) of Beneficial Owner (Management and Directors)	Shares of Common Stock Owned Directly	Shares of Derivative Securities Owned Beneficially	Total Beneficial Ownership Including Option Grants	Percentage of Issued and Outstanding Common Stock
Gareth Sheridan	1,761,667	245,000	2,006,667	17.89%
Serguei Melnik(2)	820,418	245,000	1,065,418	9.50%
Stefani Mancas	14,125	25,583	39,708	*
Mark Hamilton	17,208	28,500	45,708	*
Radu Bujoreanu	15,750	29,333	45,083	*
Irina Gram	1,167	18,000	19,167	*
Dr. Jeff Patrick	36,612	160,000	196,612	1.77%
Alan Smith	48,893	143,334	192,227	1.73%
Gerald Goodman(3)	26,250	267,000	293,250	2.61%
All officers and directors as a group (9 individuals)	2,742,000	1,161,750	3,903,840	32.18%
Other Beneficial Owners
Vitalie Botgros(4)	1,972,539	1,310,000	3,282,539	26.73%
Serguei Glinka(5)	825,000	1,650,000	2,475,000	19.61%

*	Less than One (1%) Percent.
(1)	The address for each director and officer, unless indicated otherwise, is c/o Nutriband, Inc., 121 South Orange Ave., Suite 1500, Orlando, FL 32801.
(2)	Includes 29,167 shares owned by Mr. Melnik’s wife, as to which Mr. Melnik disclaims beneficial ownership, and 58,334 shares held under the UGMA for the benefit of his minor children.
(3)	Gerald Goodman holds 26,250 shares directly and has been granted three-year options under the Company’s 2021 Employee Stock Option Plan to purchase an aggregate of 267,000 shares of common stock at exercise prices ranging from $1.93 per share to $4.16 per share. Mr. Goodman also was issued on October 22, 2021 a stock purchase warrant for the purchase of 87,500 shares of common stock, exercisable at $4.20 per share. On October 27, 2023, this warrant was replaced by a new three-year warrant expiring October 27, 2026, exercisable at $1.93 per share, for the same number of shares,
(4)	Mr. Botgros, to the knowledge of the Company based on a Schedule 13-D filing on January 23, 2024, is the ultimate beneficial owner of 1,347,524 shares of common stock held by TII Jet Services Ltd., which is wholly owned by Nociata Holding Limited, a Cyprus company owned by Mr. Botgros. Nociata Holding Limited purchased 525,000 shares of common stock in Nutriband’s equity financing that was completed April 19, 2024, and TII Jet Services Ltd. purchased 130,000 shares of common stock in that financing, which results in Mr. Botgros having an estimated beneficial ownership of 1,972,539 shares of common stock and of warrants to purchase 1,310,000 shares of common stock based on available records. Mr. Botgros’ address is c/o Nociata Holding Limited, 1Apriliou, 47 Demetriou Bldg., 2,1st Floor, Flat/Office 12, 3117 Limassol, Cyprus.

(5)	Mr. Glinka purchased 825,000 shares of common stock and 1,650,000 warrants in Nutriband’s equity financing that was completed April 19, 2024. Mr. Glinka’s address is 13 Morfu Str., Matina Court FL 402, 3012 Limassol, Cyprus. The Company has no further information as to additional shares of common stock, if any, held by Mr. Glinka.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

UPDATE

On February 1, 2023, the Board of Directors ratified and authorized the issuance of Option Award Agreements with respect option grants approved February 1, 2023, by the Compensation Committee, to officers and directors as set forth in the table below.

Name	No. of Shares
Jeff Patrick, Chief Scientific Officer	30,000	$3.98	Services Rendered in fiscal 2024

On September 18, 2023, the Board of Directors ratified and authorized the issuance of Option Award Agreements with respect option grants approved September 18, 2023, by the Compensation Committee, to officers and directors as set forth in the table below.

Name	No. of Shares
Jeff Patrick, Chief Scientific Officer	20,000	$2.65	Services Rendered in fiscal 2024

On October 19, 2023, the Board of Directors ratified and authorized the issuance of Option Award Agreements with respect option grants approved October19, 2023, by the Compensation Committee modified a common stock purchase warrant issued to Gerald Goodman, as set forth in the table below.

Name	No. of Shares	No. of Warrants
Gareth Sheridan, CEO	70,000	-	$2.12	Services Rendered in fiscal 2024
Serguei Melnik, Chairman & President	70,000	-	$2.12	Services Rendered in fiscal 2024
Gerald Goodman, CFO	49,500	-	$1.93	Services Rendered in fiscal 2024
Alan Smith, Chief Operating Officer	40,000	-	$1.93	Services Rendered in fiscal 2024
Jeff Patrick, Chief Scientific Officer	40,000	-	$1.93	Services Rendered in fiscal 2024
Gerald Goodman, CFO	-	87,500	$1.93	Services Rendered in fiscal 2024

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

	Year Ended January 31
	2024	2023
Audit fees	$118,800	$86,640
Audit – related fees	20,100	6,500
Tax fees	-	-
All other fees	$-	$-

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and review of our interim financial statements.

Audit-Related Fees. Audit-related services consist of fees billed by our independent registered public accounting firms for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

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

PART IV

ITEM 15. Exhibits.

Exhibit Number	Description
1.1	[Reserved]
3.1A	Articles of Incorporation.(1)
3.1B	Amendment to Articles of Incorporation, filed May 12, 2016.(1)
3.1	Certificate of Amendment filed January 21, 2020. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 27, 2020).
3.1C	Certificate of Change, filed with the Nevada Secretary of State on August 4, 2022.(13)
3.2	By-laws(1)
3.2B	Amended and Restated By-Laws adopted January 21, 2022.(12)
4.3	Securities purchase agreement dated October 29, 2019 among the Company, Jefferson Street Capital LLC and Platinum Point Capital LLC(6)
4.4	Form of convertible 6% promissory note issued pursuant to Exhibit 4.3(6)
4.10	Form of Common Stock Purchase Warrant issued to Platinum Point Capital LLC and Jefferson Street Capital LLC(6)
4.14†	2021 Employee Stock Option Plan.(11)
4.15†	Form of Stock Option Grant Notice.(11)
4.16	Form of Common Stock Purchase Warrant issued in the Company’s initial public offering in 2021(9)
4.17	Form of Warrant issued to the Representative.(14)
4.18†	2024 Amended and Restated Stock Option Plan, adopted March 20, 2024.(15)
4.19	Form of Common Stock Purchase Warrant issued in 2024 Equity Financing (18)
5.1	[Reserved]
10.1	Share exchange agreement dated January 15, 2016 by and among the Company, Nutriband Limited, an Ireland corporation, and Gareth Sheridan and/or his nominee(1)
10.4	Acquisition agreement dated April 5, 2018 between the Company and 4P Therapeutics LLC.(3)
10.5†	Form of agreement with independent directors.(4)
10.6	Exclusive master distribution agreement dated April 13, 2018 between the Company and EMI-Korea (Best Choice), Inc.(4)
10.15†	Employment Agreement, dated April 23, 2019, between Gareth Sheridan and the Company.(5)
10.16†	Employment Agreement, dated April 23, 2019, between Serguei Melnik and the Company.(5)
10.17†	Employment Agreement, dated February 19, 2019, between Jeffrey Patrick and the Company.(5)
10.18†	Employment Agreement, dated January 1, 2018, between Sean Gallagher and the Company.(5)
10.19	Purchase Agreement, dated August 31, 2020, by and among the Company and Pocono Coated Products, LLC.(7)
10.20	Security Agreement, between the Company and Pocono Coated Products, LLC.(7)
10.21	Promissory Note Issued by the Company on August 31, 2020 to Pocono Coated Products, LLC.(7)
10.22	License Agreement, dated December 9, 2020, between the Company and Rambam Med-Tech Ltd.(8)
10.23	Distribution Agreement, dated March 26, 2021, between the Company and BPM Inno Ltd.(8)
10.24	Stock Purchase Agreement, dated December 7, 2020, between the Company and BPM Inno Ltd.(8)
10.25	Amendment No. 1 to Purchase Agreement, dated August 31, 2020, by and among the Company and Pocono Coated Products, LLC(8a)
10.26	Services Agreement dated October 4, 2021, between Active Intelligence, LLC and Diomics Corporation.(10)
10.27†	Employment Agreement effective February 1, 2022, between the Company and Gareth Sheridan.(12)
10.28†	Employment Agreement effective February 1, 2022, between the Company and Serguei Melnik.(12)
10.29†	Employment Agreement effective February 1, 2022, between the Company and Gerald Goodman.(12)
10.30	Creditline Promissory Note, dated July 13, 2023. (16)
10.31	Conversion Agreement, dated December 19, 2023.(17)
10.32	Form of Subscription Agreement for April 19, 2024 Equity Financing (19)
21.1	List of Subsidiaries of Nutriband Inc.(14)
23.1	[Reserved]
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley.*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
107	Filing Fee Table

*	Filed herewith.
†	Executive compensation plan or arrangement.

(1)	Filed as exhibit to the Company’s registration statement on Form 10, which was filed with the Commission on June 2, 2016, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on January 27, 2020 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on April 10, 2018 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s annual report on Form 10-K for the year ended January 3, 2019 which was filed with the Commission on April 19, 2019, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-1/A, which was filed with the Commission on May 19, 2020, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on November 4, 2019, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on September 4, 2020, and incorporated herein by reference.

(8)	Filed as exhibits to the Company’s report on Form 8-K, which was filed with the Commission on March 11, 2021, and incorporated herein by reference.

(8a)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on September 1, 2021, and incorporated herein by reference.

(9)	Filed as an exhibit to Amendment 2 to the Company’s Registration Statement on Form S-1, which was filed with the Commission on October 1, 2022.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on October 12, 2021, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, which was filed with the Commission on November 5, 2021, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K, which was filed with the Commission on January 27, 2022, and incorporated herein by reference.

(13)	Filed as Exhibit 3.1C to the Company’s Current Report on Form 8-K, which was filed with the Commission on August 10, 2022, and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, which was filed with the Commission on June 26, 2023, and incorporated herein by reference

(15)	Filed as Exhibit 4.16 to the Company’s Amendment No. to its Current Report on Form 8-K, which was filed with the Commission on March 28, 2024 and incorporated herein by reference.

(16)	Filed as Exhibit 10.30 to the Company’s Current Report on Form 8-K, which was filed with the Commission on July 14, 2023.

(17)	Filed as Exhibit No. 10.31 to the Company’s Current Report on Form 8-K, which was filed with the Commission on December 29, 2023.

(18)	Filed as Exhibit No. 4.19 to the Company’s Current Report on Form 8-K, which was filed with the Commission on April 23, 2024.

(19)	Filed as Exhibit No. 10.32 to the Company’s Current Report on Form 8-K, which was filed with the Commission on April 23, 2024.

(b) Financial Statement Schedules

All schedules have been omitted because either they are not required, are not applicable or the information is otherwise set forth in the financial statements and related notes thereto.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2024

NUTRIBAND INC.

By:	/s/ Gareth Sheridan
Gareth Sheridan
Chief Executive Officer

By:	/s/ Gerald Goodman
Gerald Goodman
Chief Financial Officer (Principal Financial and Accounting Officer)

Signature	Title	Date

/s/ Gareth Sheridan	Chief Executive Officer and Director	April 30, 2024
Gareth Sheridan

/s/ Serguei Melnik	Director	April 30, 2024
Serguei Melnik

/s/ Radu Bujoreanu	Director	April 30, 2024
Radu Bujoreanu

/s/ Mark Hamilton	Director	April 30, 2024
Mark Hamilton

/s/ Stefani Mancas	Director	April 30, 2024
Stefani Mancas

/s/ Irina Gram	Director	April 30, 2024
Irina Gram