Form 10-Q
period 2024-04-30
NutriBand Inc.
filed 2024-05-31
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, was 11,036,100 shares as of May 31, 2024.

NUTRIBAND INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the three months ended April 30, 2024, and 2023 are not necessarily indicative of the results for the entire fiscal year or for any other period.

NUTRIBAND INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
	2024	2024
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,347,740	$492,942
Accounts receivable	85,144	148,649
Inventory	168,505	168,605
Prepaid expenses	128,551	211,667
Total Current Assets	8,729,940	1,021,863

PROPERTY & EQUIPMENT-net	740,305	774,924

OTHER ASSETS:
Goodwill	5,021,713	5,021,713
Operating lease right of use asset	23,529	31,374
Intangible assets-net	638,993	667,280

TOTAL ASSETS	$15,154,480	$7,517,154

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$994,106	$680,132
Deferred revenue	269,345	157,502
Operating lease liability-current portion	25,988	34,276
Notes payable-current portion	127,419	127,183
Total Current Liabilities	1,416,858	999,093

LONG-TERM LIABILITIES:
Note payable-net of current portion	74,509	79,826
Note payable-related party	300,000	-
Total Liabilities	1,791,367	1,078,919

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 291,666,666 shares authorized; 10,969,870 and 8,869,870 shares issued at April 30, 2024 and January 31,2024, respectively, 10,959,870 and 8,859,870 shares outstanding as of April 30, 2024 and January 31, 2024, respectively	10,960	8,860
Additional paid-in-capital	43,263,194	34,442,339
Accumulated other comprehensive loss	(304)	(304)
Treasury stock, 10,000 and 10,000 shares at cost, respectively	(32,641)	(32,641)
Accumulated deficit	(29,878,096)	(27,980,019)
Total Stockholders’ Equity	13,363,113	6,438,235

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,154,480	$7,517,154

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	April 30,
	2024	2023

Revenue	$408,532	$476,932

Costs and expenses:
Cost of revenues	243,746	254,648
Research and development	974,535	400,430
Selling, general and administrative	1,079,728	839,732
Total Costs and Expenses	2,298,009	1,494,810

Loss from operations	(1,889,477)	(1,017,878)

Other income (expense):
Interest income	18	5,815
Interest expense	(8,618)	(3,166)
Total other income (expense)	(8,600)	2,649

Loss before provision for income taxes	(1,898,077)	(1,015,229)

Provision for income taxes	-	-

Net loss	$(1,898,077)	$(1,015,229)

Net loss per share of common stock-basic and diluted	$(0.21)	$(0.13)

Weighted average shares of common stock outstanding
- basic and diluted	9,159,869	7,833,150

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended April 30, 2024

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	Capital	Income(Loss)	Deficit	Stock
Balance, February 1, 2024	$6,438,235	8,859,870	$8,860	$34,442,339	$(304)	$(27,980,019)	$(32,641)

Options issued for services	422,955	-	-	422,955	-	-	-

Proceeds from sale of common stock and warrants	8,400,000	2,100,000	2,100	8,397,900	-	-	-

Net loss for the three months ended April 30, 2024	(1,898,077)	-	-	-	-	(1,898,077)	-

Balance, April 30, 2024	$13,363,113	10,959,870	$10,960	$43,263,194	$(304)	$(29,878,096)	$(32,641)

Three Months Ended April 30, 2023

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	Capital	Income(Loss)	Deficit	Stock
Balance, February 1, 2023	$8,572,990	7,833,150	$7,833	$31,092,807	$(304)	$(22,494,705)	$(32,641)

Warrants issued for services	87,090	-	-	87,090	-	-	-

Options issued for services	75,030	-	-	75,030	-	-	-

Net loss for the three months ended April 31, 2023	(1,015,229)	-	-	-	-	(1,015,229)	-

Balance, April 30, 2023	$7,719,881	7,833,150	$7,833	$31,254,927	$(304)	$(23,509,934)	$(32,641)

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	April 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,898,077)	$(1,015,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,101	75,201
Operating lease expense	7,845	7,845
Stock-based compensation-warrants	-	87,090
Stock-based compensation-options	422,955	75,030
Changes in operating assets and liabilities:
Accounts receivable	63,505	(51,596)
Prepaid expenses	84,631	(3,354)
Inventories	(1,415)	47,838
Deferred revenue	111,843	25,794
Operating lease liability	(8,288)	(7,557)
Accounts payable and accrued expenses	313,974	9,074
Net Cash Used In Operating Activities	(833,926)	(749,864)

Cash flows from investing activities:
Purchase of equipment	(6,195)	(2,624)
Net Cash Used in Investing Activities	(6,195)	(2,624)

Cash flows from financing activities:
Proceeds from note payable-related party	300,000	50,000
Proceeds from sale of common stock and warrants	8,400,000	-
Payment on note payable	(5,081)	(4,877)
Net Cash Provided by Financing Activities	8,694,919	45,123

Net change in cash	7,854,798	(707,365)

Cash and cash equivalents - Beginning of period	492,942	1,985,440

Cash and cash equivalents - End of period	$8,347,740	$1,278,075

Supplementary information:

Cash paid for:
Interest	$611	$1,725

Income taxes	$-	$-

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Three Months Ended April 30, 2024 and 2023

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

Pocono Pharmaceuticals is a coated products manufacturing entity organized to take advantage of its unique process capabilities and experience. Pocono helps their customers with product design and development along with manufacturing to bring new products to market with minimal capital investment. Pocono Pharmaceutical’s competitive edge is a low-cost manufacturing base: a result of its unique processes and state-of-the-art material technology. Active Intelligence manufactures activated kinesiology tape. The tape has transdermal and topical properties. This tape is used the same as traditional kinesiology tape.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The consolidated balance sheet as of April 30, 2024, and the consolidated statements of operations, stockholders’ equity, and cash flows for the periods presented have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to prepare fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented have been made. The results for the three months ended April 30, 2024, are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Nutriband’s Annual Report on Form 10-K for the year ended January 31, 2024.

Certain information and footnote disclosures required under generally accepted accounting principles in the United States of America (U.S. GAAP”) have been condensed or omitted from these consolidated financial statements pursuant to the rules and regulations, including interim reporting requirements of the U.S. Securities and Exchange Commission (“SEC”). The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosures of contingent amounts in our consolidated financial statements and accompanying footnotes. Actual results could differ from estimates.

The Company’s significant accounting policies in Note 2 in the Company’s Annual Report on Form 10-K for the year ended January 31, 2024. There were no significant changes to these accounting policies during the three months ended April 30, 2024.

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

As of April 30, 2024, the Company had cash and cash equivalents of $8,347,740 and working capital of $7,313,082. For the three months ended April 30, 2024, the Company incurred a net loss from operations of $1,898,077 and used cash flow from operations of $833,926. The Company has generated operating losses since its inception and has relied on sales of securities and issuance of third-party and related-party debt to support cash flow from operations. The Company has used these proceeds from the sales of securities and issuance of third-party and related party debt to fund operations and will continue to use the funds as needed. In March 2023, the Company entered into a three-year $2,000,000 Credit Line Note facility with a related party, amended on July 13, 2023, to $5,000,000, which will permit the Company to draw down on the credit line to fund the Company’s research and development of its Aversa product. On April 19, 2024, the Company received proceeds of $8,400,000 from equity financing with European investors, of which $7.12 million is from related parties.

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

Revenue Types

The following is a description of the Company’s revenue types, which include professional services and sale of goods:

●	Contract development and manufacturing services for consumer health transdermal, topical and tape products with revenues listed under sale of goods.

●	Product revenues derived from the sale of the Company’s consumer transdermal, topical and tape products with sales listed under sale of goods.

●	Contract research and development services for pharmaceutical and medical devices for life sciences customers with revenues listed under services.

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

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by type and by geographical location. See the tables:

	Three Months Ended
	April 30,
	2024	2023
Revenue by type
Sale of goods	$408,532	$401,057
Services	-	75,875
Total	$408,532	$476,932

	Three Months Ended
	April 30,
	2024	2023
Revenue by geographic location:
United States	$408,532	$476,932
Foreign	-	-
	$408,532	$476,932

Cash and cash equivalents.

Cash and cash equivalents include cash on hand, cash on deposit in money market accounts. The Company considers short-term highly liquid investments with an original maturity date of three months or less that are not part of an investment pool to be cash equivalents. As of April 30, 2024, the Company had $7,879,000 that exceeded federally insured limits.

Accounts receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make the required payments. The Company determines its allowances by both the specific identification of customer accounts where appropriate and the application of historical loss to non-applicable accounts. For the three months ended April 30, 2024, and 2023, the Company recorded bad debt expenses of $1,200 and $-0-, respectively, for doubtful accounts related to accounts receivable. During the year ended January 31, 2024, the Company entered into an accounts receivable sale agreement for one of its subsidiaries. The Company received $106,528 in funds against an account receivable that is currently a claim in bankruptcy. The net accounts receivable remain on the books of the Company and a corresponding amount has been included as a secured borrowing liability under Notes payable. As of April 30, 2024, the receivable has been reserved in full. If the bankruptcy claim is not paid in full by the debtor, Company is obligated to pay any difference to the factor. The loan bears interest at 10%. The Company adopted ASU 2016-13 during 2013 and implemented the guidance on expected credit losses.

Inventories

Inventories are valued at the lower of cost and reasonable value determined using the first-in, first-out (FIFO) method. Net realized value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The cost of finished goods and work in process is comprised of material costs, direct labor costs and other direct costs and related production overheads (based on normal operating capacity). As of April 30, 2024, total inventory was $168,505, consisting of work-in-process of $27,447, finished goods of $26,751 and raw materials of $114,307. As of January 31, 2024, total inventory was $168,605, consisting of work-in-process of $7,466, finished goods of $8,707 and raw materials of $134,691.

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. In connection with the Company’s acquisition of 4P Therapeutics LLC in 2018, the Company recorded Goodwill of $1,719,235. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. During the years ended January 31, 2024, and 2023, the Company recorded an impairment charge of $-0- and $327,326, respectively, reducing the Active Intelligence LLC Goodwill to $3,302,478. As of April 30, 2024, and January 31, 2024, Goodwill amounted to $5,021,713 and $5,021,713, respectively.

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of April 30, 2024, and 2023, there were 6,747,873 and 1,783,373 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

3.	PROPERTY AND EQUIPMENT

	April 30,	January 31,
	2024	2024
Lab equipment	$144,585	$144,585
Machinery and equipment	1,298,584	1,292,389
Furniture and fixtures	19,643	19,643
	1,462,812	1,456,617
Less: Accumulated depreciation	(722,507)	(681,693)
Net Property and Equipment	$740,305	$774,924

Depreciation expenses amounted to $40,814 and $46,914 for the three months ended April 30, 2024, and 2023, respectively. During the three months ended April 30, 2024, and 2023, depreciation expenses of $30,242 and $36,179, respectively, have been allocated to cost of goods sold.

4.	NOTES PAYABLE

Notes Payable

Active Intelligence, entered into an agreement with the Carolina Small Business Development Fund for a line of credit of $160,000 due October 16, 2028, with interest of 5% per year. The amount assumed was $139,184. The loan requires monthly payments of principal and interest of $1,697. During the three months ended April 30, 2024, the Company made $3,959 of principal payments. As of April 30, 2024, the amount due was $81,290, of which $16,331 is current. As of January 31, 2024, the amount due was $85,249.

On April 3, 2022, the Company entered into a retail installment agreement for the purchase of an automobile. The contract price was $32,274, of which $22,795 was financed. The agreement is for five years bearing interest at 2.95% per annum with payments of $410 per month. The loan is secured by automobile. As of April 30, 2024, the amount due was $14,860 of which $4,560 is current. As of January 31, 2024, the amount due was $15,232.

Note payable-related party.

On July 17, 2023, the Company entered an amended Credit Line Note agreement, for an increased $5,000,000 credit line facility t the Company entered on March 17, 2023). Outstanding advances under the Note bears interest at 7% per annum. The promissory note is due and payable in full on March 19, 2026. Interest is payable annually on December 31 of each year during the term of the note. During the year ended January 31, 2024, the Company received $2,000,000 on the Note. In December 2023, the Company converted the balance of the credit facility of $2,000,000 and $53,476 of accrued interest into 1,026,520 shares of common stock. The fair value of the common stock was $2,554,423 resulting in a $554,423 loss on extinguishment. The Company received advances of $300,000 during the three months ended April 30, 2024. As of April 30, 2024, the balance due was $300,000. The Company recorded interest expense of $4,163 for the three months ended April 30, 2024.

Secured borrowing liability.

The Company entered into an accounts receivable sale agreement for one of its subsidiaries in connection with a bankruptcy claim. The Company received $106,528 and recorded the transaction as a secured loan payable against the account receivable. The sale of the account receivable balance was to an outside third party, whereby if the bankruptcy court does not pay the balance in full, the Company will owe back the unpaid portion. The loan is classified as a current liability as the Company expects the bankruptcy will be resolved in the next twelve months. The loan bears interest at 10%. For the three months ended April 30, 2024, the Company recorded interest expense of $2,578.

Interest expenses for the three months ended April 30, 2024, and 2023, were $8,618 and $3,166, respectively.

5.	INTANGIBLE ASSETS

As of April 30, 2024, and January 31, 2024, intangible assets consisted of intellectual property and trademarks, customer base, and license agreement, net of amortization, as follows:

	April 30,	January 31,
	2024	2024
Customer base	$314,100	$314,100
Intellectual property and trademarks	817,400	817,400

Total	1,131,500	1,131,500

Less: Accumulated amortization	(492,507)	(464,220)

Net Intangible Assets	$638,993	$667,280

Amortization expenses for the three months ended April 30, 2024, and 2023 amounted to $28,287 and $28,287, respectively.

Year Ended January 31,
2025	$84,863
2026	113,148
2027	113,148
2028	113,148
2029	94,226
2030 and thereafter	120,460
$638,993

6.	RELATED PARTY TRANSACTIONS

Activity during the year ended April 30, 2024

a)	In March 2024, options to purchase 390,000 shares of common stock to executives and employees of the Company at a price of $2.37 and $2.61 per share. The options vest immediately and expire in three years. The fair value of the options issued amounted to $422,955 and was expensed during the three months ended April 30, 2024.

b)

On April 19, 2024, the Company completed an $8,400,000 equity financing with European investors which included related parties. The related parties invested a total of $7,120,000 and received 1,780,000 shares of common stock and warrants to purchase 3,560,000 shares of common stock @ $6.43 per share. One related party, a director of the Company, invested $4.5 million which included $500,000 from his son and $700,000 from an entity he controls. The other related party invested $2.62 million from entities controlled by the investor. See Note 7 for further information.

c)	During the three months ended April 30, 2024, the Company received $300,000 from the credit line facility with TII Jet Services LDA. See Note 4 for further information.

Activity during the three months ended April 30, 2023

a)	On February 1, 2023, options to purchase 30,000 shares of the Company’s common stock were issued to an executive of the Company at a price of $3.975 per share. The options vest immediately and expire in three years. The fair value of the options issued for services amounted to $75,030 and was expensed during the three months ended April 30, 2023.

7.	STOCKHOLDERS’ EQUITY

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

Activity during the Three Months Ended April 30, 2024

(a)	As of April 30, 2024, the Company holds 10,000 of its shares comprising $32,641 of treasury stock. There was no activity during the three months ended April 30, 2024.

(b)

On April 19, 2024, the Company completed an $8,400,000 equity financing with European investors, of which $7.12 million is from related parties, (the “Offering”) of 2,100,000 units (“Units”), at a price of $4.00 per Unit, consisting of one share of common stock (“Shares”) and a Warrant to purchase two Shares of common stock, the Warrant having an exercise price of $6.43, are exercisable by payment of the exercise price in cash only and expire April 19, 2029, five years from the date of issuance (“Warrants”). The offering was made solely to investors residing outside the United States and was not registered under the Security Act of 1933, as amended, (the “Security Act”), or the security law of any jurisdiction, including outside the United States, but was made privately by the Company pursuant to the exemptions from registration provided in the SEC’s Regulation S and other exemptions under the Securities Act. See Note 6 for further information.

Activity during the Three Months Ended January 31, 2023

(a)	As of April 30, 2023, the Company held 10,000 of its shares comprising $32,641 of treasury stock. There was no activity during the three months ended April 30, 2023.

8.	OPTIONS and WARRANTS

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

On April 19, 2024, in connection with a private placement of the Company’s common stock, the Company issued 4,200,000 warrants. The warrants are exercisable at a price of $6.43 per share and expire five years from the date of issuance.

	Shares	Exercise Price	Remaining Life	Intrinsic Value
Outstanding, January 31, 2023	1,307,671	$6.43	3.34 years	$-

Granted	175,833	2.28	2.97 years	-

Expired/Cancelled	(200,466)	6.33	-	-

Exercised	-	-	-	-

Outstanding, January 31, 2024	1,283,038	5.88	2.97 years	-

Granted	4,200,000	6.43	5.00 years	-

Expired/Cancelled	-	-	-	-

Exercised	-	-	-	-

Outstanding- April 30, 2024	5,483,038	$6.30	4.25 years	$233,125

Exercisable - April 30, 2024	5,483,038	$6.30	4.25 years	$233,125

The following table summarizes additional information relating to the warrants outstanding as of April 30, 2024:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(Years)	Weighted Average Exercise Price for Shares Outstanding	Number Exercisable	Weighted Average Exercise Price for Shares Exercisable	Intrinsic Value

$4.00	30,000	4.10	$4.00	30,000	$4.00	$-
$6.43	5,282,205	2.68	$6.43	5,282,205	$6.43	$-
$1.93	145,833	2.74	$1.93	145,833	$1.93	$233,125
$7.50	25,000	3.77	$7.50	25,000	$7.50	$-
	5,483,038			5,483,038		$233,125

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

On March 20, 2024, our Board of Directors adopted an amendment to the Company’s Employee Stock Option Plan (the “Plan”) increasing the number of shares of common stock subject to the Plan (as of March 20, 2024, 875,000 shares) to 1,400,000 shares (the “Amendment”). The Company will submit the Amendment to the Plan to our stockholders for adoption and approval at the 2025 Annual Meeting. If the Amendment is not approved by stockholders within one year of adoption, the increase in shares subject to the Plan will be void, together with any options issued following March 20, 2024, in the period pending approval of the Plan by our stockholders. As of April 30, 2024, 135,165 shares remain available for issuance of options under the Plan.

During the three months ended April 30, 2024, 390,000 options to purchase shares of the Company’s common stock were issued to executive officers and employees at prices of $2.37- $2.61 per share. The options vest immediately and expire three years from the date of issuance. The fair value of the options issued for services amounted to $422,955 and was recorded during the three months ended April 30, 2024. The Company used the Black-Scholes valuation model to record the fair value. The valuation model used a dividend rate of 0%; expected term of 1.5 years; volatility rate of 97.83%; and a risk-free rate of 4.87%.

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

	Shares	Exercise Price	Remaining Life	Intrinsic Value
Outstanding, January 31, 2023	470,335	$4.13	2.53 years

Granted	404,500	2.18	2.68 years	-

Expired/Cancelled	-	-	-

Exercised	-	-	-

Outstanding, January 31, 2024	874,835	3.23	2.31 years

Granted	390,000	2.49	2.80 years	$378,300

Expired/Cancelled	-	-	-

Exercised	-	-	-

Outstanding- April 30, 2024	1,264,835	$2.63	2.31 years	$910,285

Exercisable - April 30, 2024	1,264,835	$2.63	2.31 years	$910,285

The following table summarizes additional information relating to the options outstanding as of April 30, 2024:

Range of Exercise Prices	Number Outstanding	Weighted Average Life(Years)	Weighted Average Exercise Price for Shares Outstanding	Number Exercisable	Weighted Average Exercise Price for Shares Exercisable	Intrinsic Value

$1.93	214,500	2.74	$1.93	214,500	$1.93	$328,185
$2.12	140,000	2.74	$2.12	140,000	$2.12	$187,600
$2.37	195,000	2.37	$2.37	195,000	$2.37	$212,550
$2.61	195,000	2.61	$2.61	195,000	$2.61	$165,750
$2.65	20,000	2.63	$2.65	20,000	$2.65	$16,200
$3.59	35,000	3.67	$3.59	35,000	$3.59	$-
$3.75	57,500	1.85	$3.75	57,500	$3.75	$-
$3.98	30,000	2.01	$3.98	30,000	$3.98	$-
$4.09	78,750	1.50	$4.09	78,750	$4.09	$-
$4.12	50,000	1.85	$4.12	50,000	$4.12	$-
$4.16	144,083	0.97	$4.16	144,083	$4.16	$-
$4.50	58,334	1.50	$4.50	58,334	$4.50	$-
$4.58	46,668	0.97	$4.58	46,668	$4.58	$-

9.	SEGMENT REPORTING

We organize and manage our business by the following two segments which meet the definition of reportable segments under ASC280-10, Segment Reporting: Sales of Goods and Services. These segments are based on the customer type of products or services provided and are the same as our business units. Separate financial information is available and regularly reviewed by our chief officer decision maker, who is our chief executive officer, in making resource allocation decisions for our segments. Our chief officer decision maker evaluates segment performance to the GAAP measure of gross profit.

	Three Months Ended April 30,
	2024	2023
Net sales
Pocono Pharmaceuticals	$408,532	$401,057
4P Therapeutics	-	75,875
	408,532	476,932
Gross profit
Pocono Pharmaceuticals	164,786	169,308
4P Therapeutics	-	52,976
	164,786	222,284
Operating expenses
Selling, general and administrative-Pocono Pharmaceuticals	154,394	136,863
Selling, general and administrative-4P Therapeutics	24,354	16,921
Selling, general and administrative-Corporate	900,980	685,948
Research and development-4P Therapeutics	974,535	400,430
	2,054,263	1,240,162
Depreciation and Amortization
Pocono Pharmaceuticals	$56,823	$55,208
Corporate	3,011	3,497
4P Therapeutics	9,267	16,496
	$69,101	$75,201

The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere.

	Three Months Ended April 30,
	2024	2023
Net sales
United States	$408,532	$401,057
Outside the United States	-	75,875
	$408,532	$476,932

	April 30,	January 31,
	2024	2024
Property and equipment, net of accumulated depreciation
United States	$740,305	$774,924
Outside the United States	-	-
	$740,305	$774,924
Assets
Corporate	$8,210,779	$344,192
Pocono Pharmaceuticals	5,044,569	5,079,293
4P Therapeutics	1,899,132	2,093,369
	$15,154,480	$7,516,854

10.	COMMITMENTS AND CONTIGENCIES

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

The estimated cost to complete the feasibility Workplan was approximately $2.5 million. Nutriband made an advance deposit of $250,000 in January 2022, to be applied against the final invoices. As of April 30, 2024, Nutriband has incurred expenses of $2,950,998 and the deposit of $250,000 has been applied to the final invoices.

On January 15, 2024, the Nutriband signed a commercial development and clinical supply agreement for their lead product with Kindeva. Kindeva will perform commercial manufacturing process development and manufacturing clinical supplies for the human abuse liability clinical study required by the FDA in support of a New Drug Application. The new agreement replaces the previous feasibility agreement between the two companies which was focused on adapting Kindeva’s commercial transdermal manufacturing process to incorporate AVERSA abuse deterrent transdermal technology. The estimated cost to complete is approximately $8.1 million and the expected timing of FDA submission is twelve to eighteen months.

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

Sorrento Therapeutics, Inc. Agreement

On July 25, 2023, 4P Therapeutics assigned its claim under the bankruptcy proceedings from Sorrento Therapeutics Inc. and received proceeds of $106,528. The amount due under the claim was $118,675 and 4P Therapeutics recorded a reserve for bad debts of $118,675 during the year ended January 31, 2024. Under the agreement with the buyer of the claim, 4P Therapeutics will make proportional restitution and/or repayment of the purchase amount to the extent the claim is disallowed, reduced or not paid at the same time or distribution rate as other general unsecured claims against the Debtor are paid. The Company has recorded the amount of the proceeds as a secured loan payable to the factor as of April 30, 2024.

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

Currently, there are no pending hearings or motions as both parties are engaged in discovery and are attempting to resolve the matter amicably.

11.	SUBSEQUENT EVENTS

(a)

The Company agreed on May 14, 2024, to convert $300,000, which as of that date of all the outstanding principal on the Credit line Promissory Note of the Company held by TII Jet Services LDA, a related party, (the “Holder”). The conversion was made pursuant to the terms of a Conversion Agreement dated May 14, 2024, which provided that the conversion of $300,000 of principal and $4,922 of accrued interest would be made at a price of $4.00 per share, resulting in the Company issuing on May 14, 2024, a total of 76,230 shares of common stock at the conversion price of $4.00 per share. On May 22, 2024, the Conversion Agreement was amended allowing the lender to purchase an additional 152,460 shares of common stock at a rate of two warrants per converted share, with an exercise price of $6.43 per share and a term of five years from the conversion date (May 14, 2024).

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended January 31, 2024, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

On October 5, 2021, the Company, having been approved for the listing of its common stock on The Nasdaq Capital Market effective October 1, 2021, consummated a public offering (the “IPO”) of units (the “Units”), of common stock and warrants that were offered in the IPO on The Nasdaq Capital Market, which included 1,231,200 (each a “Unit”), each Unit consisting of one share of common stock, par value $0.001 per share, and one warrant (each a “Warrant”) at a price of $5.36 per Unit. Each Warrant is immediately exercisable, entitles the holder to purchase one share of common stock at an exercise price of $6.43 and will expire five (5) years from the date of issuance. The underwriters’ over-allotment option was exercised for 184,800 warrants to purchase shares of common stock bringing the total net proceeds to the Company from the IPO to $5,836,230. The shares of common stock and Warrants were separately transferred immediately upon issuance. As of April 30, 2023, 457,794 Warrants issued in the IPO have been exercised, with net proceeds to the Company of $2,942,970.

On November 1, 2021, The Board of Directors adopted the 2021 Employee Stock Option Plan (the “Plan”). The Company has reserved 408,333 shares to issue and sell upon the exercise of stock options issued under the Plan. On November 3, 2021, the Company filed a Registration Statement on Form S-8, to register under the Securities Act of 1933, as amended, the 408,333 shares of common stock reserved for issuance under the Plan, and on October 12, 2022, a Post-Effective Amendment to the Form S-8 was filed with the SEC. In accordance with the Plan, on February 1, 2022, the Company reserved an additional 233,333 shares and on February 1, 2023, the Company reserved an additional 233,333 shares. On March 20, 2024, our Board of Directors adopted an amendment to the Company’s 2021 Employees Stock Option Plan (the “Plan”) increasing the number of shares of common stock subject to the plan (as of March 20, 2024 875,000 shares) to 1,400,00 shares (the “Amendment”). The plan adopted by the Board on November 1, 2021, provided for an initial 350,000 shares to issue and sell upon the exercise of stock options issued under the Plan. The Plan provides for an automatic annual increase to be added on February 1 of each year equal to the lesser of (i) 250,000 shares of Common Equity or (ii) five percent (5%) of the total shares of Common Stock outstanding on such date (including for this purpose any shares of Common Stock issuable upon conversion of any outstanding capital equity of the Company) or (iii) such lesser number as determined by the Board. We will submit the Amendment to the Plan to our stockholders for adoption and approval at the 2025 Annual Meeting. If the Amendment is not approved by stockholders within one year of adoption by the increase in shares subject to the Plan will be void, together with any options issued following March 20, 2024 in the period pending approval of the Plan by our stockholders. As of April 30, 2024, 135,165 shares remain available for issuance of options under the Plan.

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

On December 27, 2023, the Company issued 1,026,720 shares of common stock in conversion of the outstanding $2,000,000 principal amount, plus accrued interest for the Credit Line Note of the Company held TII Jet Services LDA; and on May 14, 2024, TII Jet Services agreed to convert an additional $300,000 of principal of the Credit Line Note plus accrued interest at a conversion price of $4.00 per share, in exchange for the issuance of 76,230 shares of common stock.

On April 19, 2024, the Company completed an $8,400,000 equity financing with European investors, of which $7.12 million is from related parties, (the “Offering”) of 2,100,000 units (“Units”), at a price of $4.00 per Unit, each Unit consisting of one share of common stock (“Shares”) and a Warrant to purchase two Shares of common stock, the Warrants having an initial exercise price of $6.43, are exercisable by payment of the exercise price in cash only and expire April 19, 2029, five years from the date of issuance (“Warrants”). The Offering was made solely to investors resident outside the United States and was not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any jurisdiction, including any jurisdiction outside the United States, but was made privately by the Company pursuant to the exemptions from registration provided in the SEC’s Regulation S and other exemptions under the Securities Act.

Results of Operations

For the three months ended April 30, 2024, we generated revenue of $408,532 and our costs of revenue were $243,746. For the three months ended April 30, 2023, we generated revenue of $478,942 and our costs of revenue were $254,648. Our revenue for April 30, 2024, was derived from sales from contract manufacturing services performed in our Pocono Pharmaceuticals (Active Intelligence) segment $-0- from contract research and development services from our 4P Therapeutics segment. The revenue from the Transdermal Patches segment remained relatively constant from the prior year. An increase in demand is expected in the balance of the current year. The Company’s contract with Sorrento Therapeutics was completed and 4P Therapeutics devoted most of its time to the development of its Aversa product, our cost of revenue for our contract research and development services represents our labor cost plus a modest amount of material costs which we passed on to the client.

For the three months ended April 30, 2024, our selling, general and administrative expenses were $1,078,728 primarily legal, accounting and administrative salaries and non-cash compensation from the issuance of employee stock options compared to $422,955 for the three months ended April 30, 2024.The increase from 2023 is primarily attributable to increases in non-cash equity-based expenses.

During the three months ended April 30, 2024, the Company incurred research and development expenses of its Aversa Fentanyl product of $974,535, primarily of salaries and increases in development costs from Kindeva as compared to $400,430 for the three months ended April 30, 2023.

We incurred interest expense of $8,618 for the three months ended April 30, 2024, as compared to $3,166 for the three months ended April 30, 2023. The increase is primarily due to interest in the Company’s related party loans.

As a result of the foregoing, we sustained a net loss of $1,898,077 or $(0.21) per share (basic and diluted) for the three months ended April 30, 2024, compared with a loss of $1,015,235, or $(0.13) per share (basic and diluted) for the three months ended April 30, 2023.

Liquidity and Capital Resources

As of April 30, 2024, we had $8,347,740 in cash and cash equivalents and working capital of $7,313,072, as compared with cash and cash equivalents of $492,942 and working capital of $22,870 as of January 31, 2024.

For the three months ended April 30, 2024, we used cash of $833,926 in our operations. The principal adjustments to our net loss of $1,898,077 were depreciation and amortization of $69,101, and the issuance of employee stock options for services in the amount of $422,955.

For the three months ended April 30, 2024, we used cash in investing activities of $6,195 primarily for the purchase of equipment.

For the three months ended April 30, 2024, we provided cash in financing activities of $8,694,919. During the three months ended April 30, 2024, the Company entered into an equity financing agreement with European investors and received proceeds of $8,400,00, of which $7.12 million is from related parties, to fund its research and development of its Aversa Fentanyl product. The Company also received proceeds of $300,000 from its Credit Line Promissory Note.

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

As of April 30, 2024, the Company had cash and cash equivalents of $8,347,740 and working capital of $7,313,082. For the three months ended April 30, 2024, the Company incurred a net loss from operations of $1,898,077 and used cash flow from operations of $833,926. The Company has generated operating losses since its inception and has relied on sales of securities and issuance of third-party and related-party debt to support cash flow from operations. The Company has used these proceeds from the sales of securities and issuance of third-party and related party debt to fund operations and will continue to use the funds as needed. In March 2023, the Company entered into a three-year $2,000,000 Credit Line Note facility with a related party, amended on July 13, 2023, to $5,000,000, which will permit the Company to draw down on the credit line to fund the Company’s research and development of its Aversa product. On April 19, 2024, the Company received proceeds of $8,400,000 from equity financing with European investors, of which $7.12 million is from related parties.

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

Revenue Types

The following is a description of the Company’s revenue types, which include professional services and sale of goods:

●	Contract development and manufacturing services for consumer health transdermal, topical and tape products with revenues listed under sale of goods.

●	Product revenues derived from the sale of the Company’s consumer transdermal, topical and tape products with sales listed under sale of goods.

●	Contract research and development services for pharmaceutical and medical devices for life sciences customers with revenues listed under services.

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

Cash and cash equivalents.

Cash and cash equivalents include cash on hand, cash on deposit in money market accounts. The Company considers short-term highly liquid investments with an original maturity date of three months or less that are not part of an investment pool to be cash equivalents. As of April 30, 2024, the Company had $7,879,000 that exceeded federally insured limits.

Accounts receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-applicable accounts. For the three months ended April 30, 2024, and 2023, the Company recorded bad debt expenses of $1,200 and $-0-, respectively, for doubtful accounts related to accounts receivable. During the year ended January 31, 2024, the Company entered into an accounts receivable sale agreement for one of its subsidiaries. The Company received $106,528 in funds against an account receivable that is currently a claim in bankruptcy. The net accounts receivable remain on the books of the Company and a corresponding amount has been included as a secured borrowing liability under Notes payable. As of April 30, 2024, the receivable has been reserved in full. If the bankruptcy claim is not paid in full by the debtor, Company is obligated to pay any difference to the factor. The loan bears interest at 10%. The Company adopted ASU 2016-13 during 2013, and implemented the guidance on expected credit losses.

Inventories

Inventories are valued at the lower of cost and reasonable value determined using the first-in, first-out (FIFO) method. Net realized value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The cost of finished goods and work in process is comprised of material costs, direct labor costs and other direct costs and related production overheads (based on normal operating capacity). As of April 30, 2024, total inventory was $168,505, consisting of work-in-process of $27,447, finished goods of $26,751 and raw materials of $114,307. As of January 31, 2024, total inventory was $168,605, consisting of work-in-process of $7,466, finished goods of $8,707 and raw materials of $134,691.

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. In connection with the Company’s acquisition of 4P Therapeutics LLC in 2018, the Company recorded Goodwill of $1,719,235. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. During the years ended January 31, 2024, and 2023, the Company recorded an impairment charge of $-0- and $327,326, respectively, reducing the Active Intelligence LLC Goodwill to $3,302,478. As of April 30, 2024, and January 31, 2024, Goodwill amounted to $5,021,713 and $5,021,713, respectively.

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of April 30, 2024, and 2023, there were 6,747,873 and 1,783,373 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

ITEM 1A. RISK FACTORS

You should carefully consider the key risks described below together with all of the other information included in this report and our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 1, 2024, before making an investment decision with regard to our securities. The risks set forth below and in our Form 10-K are not the only risks facing us. Additional risks and uncertainties may exist that could also adversely affect our business, prospects or operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or a significant part of your investment.

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

Our business is impacted by the following additional key risks:

●	The FDA regulatory process may take longer and be more expensive than we anticipate without any assurance that we will obtain FDA approval.

●	If we are not able to obtain FDA approval for our lead product, we may not have the resources to develop any other product, and we may not be able to continue in business.

●	We may not be able to launch any products for which we receive FDA marketing approval.

●	We may not be able to establish a distribution network for the marketing and sale of any products for which we receive FDA approval.

●	We may not be able to establish manufacturing facilities in compliance with FDA good manufacturing practices or to enter into manufacturing agreements for the manufacture of our products in an FDA approved manufacturing facility.

●	It may be necessary to us to enter into a joint venture or other strategic relationship in order to develop, perform clinical testing for, manufacture or market any of our proposed products. We may not be able to enter into such a relationship, and any relationship may not be successful, and the other party may have business interests and priorities that are different from ours.

●	We may be unable to accurately estimate anticipated expenses, capital requirements and needs for additional financing;

ITEM 6. EXHIBITS.

Exhibits

Exhibit Number	Description of Exhibits
31.1	Section 302 Certificate of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRIBAND INC.

May 31, 2024	By:	/s/ Gareth Sheridan
Gareth Sheridan, Chief Executive Officer
(Principal Executive Officer)

May 31, 2024	By:	/s/ Gerald Goodman
Gerald Goodman, Chief Financial Officer
(Principal Financial Officer)