Form 10-Q
period 2024-07-31
NutriBand Inc.
filed 2024-09-03
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, was 11,096,185 shares as of September 3, 2024

NUTRIBAND INC.

i

NUTRIBAND INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the three and six months ended July 31, 2024, and 2023 are not necessarily indicative of the results for the entire fiscal year or for any other period.

NUTRIBAND INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
	2024	2024
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,759,967	$492,942
Accounts receivable	68,011	148,649
Inventory	223,860	168,605
Prepaid expenses	196,235	211,667
Total Current Assets	7,248,073	1,021,863

PROPERTY & EQUIPMENT-net	737,534	774,924

OTHER ASSETS:
Goodwill	5,021,713	5,021,713
Operating lease right of use asset	15,684	31,374
Intangible assets-net	610,705	667,280

TOTAL ASSETS	$13,633,709	$7,517,154

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$778,827	$680,132
Deferred revenue	179,576	157,502
Operating lease liability-current portion	17,528	34,276
Notes payable-current portion	127,659	127,183
Total Current Liabilities	1,103,590	999,093

LONG-TERM LIABILITIES:
Note payable-net of current portion	69,133	79,826
Total Liabilities	1,172,723	1,078,919

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 291,666,666 shares authorized; 11,106,185 and 8,869,870 shares issued at July 31, 2024 and January 31,2024, respectively, 11,096,105 and 8,859,870 shares outstanding as of July 31, 2024 and January 31, 2024, resectively	11,096	8,860
Additional paid-in-capital	44,066,396	34,442,339
Accumulated other comprehensive loss	(304)	(304)
Treasury stock, 10,000 and 10,000 shares at cost, respectively	(32,641)	(32,641)
Accumulated deficit	(31,583,561)	(27,980,019)
Total Stockholders’ Equity	12,460,986	6,438,235

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,633,709	$7,517,154

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2024	2023	2024	2023

Revenue	$442,830	$655,928	$851,362	$1,132,860

Costs and expenses:
Cost of revenues	341,272	356,256	585,018	610,904
Research and development	773,975	445,122	1,748,510	845,552
Selling, general and administrative	737,325	678,738	1,817,053	1,518,470
Total Costs and Expenses	1,852,572	1,480,116	4,150,581	2,974,926

Loss from operations	(1,409,742)	(824,188)	(3,299,219)	(1,842,066)

Other income (expense):
Interest income	77,332	4,250	77,350	10,065
Loss on extinguishment of debt	(368,036)		(368,036)
Interest expense	(5,019)	(9,235)	(13,637)	(12,401)
Total other income (expense)	(295,723)	(4,985)	(304,323)	(2,336)

Loss before provision for income taxes	(1,705,465)	(829,173)	(3,603,542)	(1,844,402)

Provision for income taxes	-	-	-	-

Net loss	$(1,705,465)	$(829,173)	$(3,603,542)	$(1,844,402)

Net loss per share of common stock - basic and diluted	$(0.15)	$(0.11)	$(0.36)	$(0.24)

Weighted average shares of common stock outstanding - basic and diluted	11,061,725	7,833,150	10,111,357	7,833,150

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended July 31, 2024

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	Capital	Income(Loss)	Deficit	Stock
Balance, February 1, 2024	$6,438,235	8,859,870	$8,860	$34,442,339	$(304)	$(27,980,019)	$(32,641)

Options issued for services	553,335	-	-	553,335	-	-	-

Proceeds from sale of common stock and warrants	8,400,000	2,100,000	2,100	8,397,900	-	-	-

Common stock and warrants issued for conversion of debt	672,958	76,230	76	672,882

Cashless exercise of warrants	-	60,085	60	(60)

Net loss for the six months ended July 31, 2024	(3,603,542)	-	-	-	-	(3,603,542)	-

Balance, July 31, 2024	$12,460,986	11,096,185	$11,096	$44,066,396	$(304)	$(31,583,561)	$(32,641)

Six Months Ended July 31, 2023

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	Capital	Income(Loss)	Deficit	Stock
Balance, February 1, 2023	$8,572,990	7,833,150	$7,833	$31,092,807	$(304)	$(22,494,705)	$(32,641)

Warrants issued for services	87,090	-	-	87,090	-	-	-

Options issued for services	75,030	-	-	75,030	-	-	-

Net loss for the six months ended July 31, 2023	(1,844,402)	-	-	-	-	(1,844,402)	-

Balance, July 31, 2023	$6,890,708	7,833,150	$7,833	$31,254,927	$(304)	$(24,339,107)	$(32,641)

Three Months Ended July 31, 2024

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	Capital	Income(Loss)	Deficit	Stock
Balance, May 1, 2024	$13,363,113	10,959,870	$10,960	$43,263,194	$(304)	$(29,878,096)	$(32,641)

Options issued for services	130,380	-	-	130,380	-	-	-

Common stock and warrants issued for conversion of debt	672,958	76,230	76	672,882	-	-	-

Cashless exercise of warrants	-	60,085	60	(60)

Net loss for the three months ended July 31, 2024	(1,705,465)	-	-	-	-	(1,705,465)	-

Balance, July 31, 2024	$12,460,986	11,096,185	$11,096	$44,066,396	$(304)	$(31,583,561)	$(32,641)

Three Months Ended July 31, 2023

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	Capital	Income(Loss)	Deficit	Stock
Balance, May 1, 2023	$7,719,881	7,833,150	$7,833	$31,254,927	$(304)	$(23,509,934)	$(32,641)

Warrants issued for services	0	-	-	0	-	-	-

Options issued for services	0	-	-	-	-	-	-

Net loss for the three months ended July 31, 2023	(829,173)	-	-	-	-	(829,173)	-

Balance, July 31, 2023	$6,890,708	7,833,150	$7,833	$31,254,927	$(304)	$(24,339,107)	$(32,641)

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	July 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,603,542)	$(1,844,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	139,050	150,511
Operating lease expense	15,690	15,690
Reserve for doubtful accounts	-	11,837
Loss on extinguishment of debt	368,036
Stock-based compensation-warrants	-	87,090
Stock-based compensation-options	553,335	75,030
Changes in operating assets and liabilities:
Accounts receivable	80,638	(122,244)
Prepaid expenses	15,432	(192,722)
Inventories	(55,255)	72,414
Deferred revenue	22,074	54,987
Operating lease liability	(16,748)	(15,289)
Accounts payable and accrued expenses	103,617	(37,901)
Net Cash Used In Operating Activities	(2,377,673)	(1,744,999)

Cash flows from investing activities:
Purchase of equipment	(45,085)	(2,624)
Net Cash Used in Investing Activities	(45,085)	(2,624)

Cash flows from financing activities:
Proceeds from note payable-related party	300,000	2,000,000
Proceeds from secured loan liability	-	106,528
Proceeds from sale of common stock and warrants	8,400,000	-
Payment on note payable	(10,217)	(9,792)
Net Cash Provided by Financing Activities	8,689,783	2,096,736

Net change in cash	6,267,025	349,113

Cash and cash equivalents - Beginning of period	492,942	1,985,440

Cash and cash equivalents - End of period	$6,759,967	$2,334,553

Supplementary information:

Cash paid for:
Interest	$611	$2,407

Income taxes	$2,043	$-

Supplemental disclosure of non-cash investing and financing activities:

Debt settlement issued by the issuance of common stock and warrants	$672,956

Cashless exercise of warrants	$60

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Six Months Ended July 31, 2024 and 2023

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

On August 1, 2018, the Company acquired 4P Therapeutics LLC (“4P Therapeutics”) for $2,250,000, consisting of 250,000 shares of common stock, valued at $1,850,000, and $400,000, and a royalty of 6% on all revenue generated by the Company from the abuse deterrent intellectual property that had been developed by 4P Therapeutics payable to the former owner of 4P Therapeutics. The former owner of 4P Therapeutics was a director of the Company from April 2018, when the Company entered into an agreement to acquire 4P Therapeutics until they resigned as a director in January 2022.

4P Therapeutics is engaged in the development of transdermal pharmaceutical products. With the acquisition of 4P Therapeutics, 4P Therapeutics’ drug development business became the Company’s principal business. The primary focus of the business is to incorporate the Company’s Aversa abuse deterrent technology into transdermal patches containing already approved drugs. Although these drugs are already approved, the Company needs to conduct a product development program which will include the preclinical and clinical trials that are necessary to receive FDA approval before we can market any of our pharmaceutical products.

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

Pocono Pharmaceuticals is a coated products contract development and manufacturing organization that supports their customers with product design, development and manufacturing services. Pocono Pharmaceuticals has specialized expertise and state-of-the-art manufacturing capabilities for topical, transdermal and kinesiology tape products. Active Intelligence manufactures activated kinesiology tape for customers in the sports and physical markets.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The consolidated balance sheet as of July 31, 2024, and the consolidated statements of operations, stockholders’ equity, and cash flows for the periods presented have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to prepare fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented have been made. The results for the six months ended July 31, 2024, are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Nutriband’s Annual Report on Form 10-K for the year ended January 31, 2024.

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

The Company’s significant accounting policies in Note 2 in the Company’s Annual Report on Form 10-K for the year ended January 31, 2024. There were no significant changes to these accounting policies during the six months ended July 31, 2024.

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

As of July 31, 2024, the Company had cash and cash equivalents of $6,759,967 and working capital of $6,144,483. For the six months ended July 31, 2024, the Company incurred a net loss from operations of $3,603,542 and used cash flow from operations of $2,377,673. The Company has generated operating losses since its inception and has relied on sales of securities and issuance of third-party and related-party debt to support cash flow from operations. The Company has used these proceeds to fund operations and will continue to use the funds as needed. In March 2023, the Company entered into a three-year $2,000,000 Credit Line Note facility with a related party, amended on July 13, 2023, to $5,000,000, which will permit the Company to draw down on the credit line to fund the Company’s research and development of its Aversa product. On April 19, 2024, the Company received proceeds of $8,400,000 from an equity financing with European investors.

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

Principles of Consolidation

The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. The operations of 4P Therapeutics are included in the Company’s financial statements from the date of acquisition of August 1, 2018, and the acquired operations of PoconoCoated Products and Active Intelligence are included in the Company’s financial statements from the date of acquisition of September 1, 2020 under Pocono Pharmaceuticals Inc. The wholly owned subsidiaries are as follows:

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

All revenue recognized in the income statement is considered to be revenue from contracts with customers.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by type and by geographical location. See the tables:

	Six Months Ended		Three Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
Revenue by type
Sale of goods	$851,362	$967,826	$442,830	$566,769
Services	-	165,034	-	89,159
Total	$851,362	$1,132,860	$442,830	$655,928

	Six Months Ended		Three Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
Revenue by geographic location:
United States	$851,362	$1,132,860	$442,830	$655,928
Foreign	-	-	-	-
	$851,362	$1,132,860	$442,830	$655,928

Cash and cash equivalents.

Cash and cash equivalents include cash on hand, cash on deposit in money market accounts. The Company considers short-term highly liquid investments with an original maturity date of three months or less that are not part of an investment pool to be cash equivalents. As of July 31, 2024, the Company had $6,461,000 that exceeded federally insured cash balance limits.

Accounts receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-applicable accounts. For the six months ended July 31, 2024, and 2023, the Company recorded bad debt expenses of $1,200 and $11,836, respectively, for doubtful accounts related to accounts receivable. During the year ended January 31, 2024, the Company entered into an accounts receivable sale agreement for one of its subsidiaries. The Company received $106,528 in funds against an account receivable that is currently a claim in bankruptcy. The net accounts receivable remain on the books of the Company and a corresponding amount has been included as a secured borrowing liability under Notes payable. As of July 31, 2024, the receivable has been reserved in full. If the bankruptcy claim is not paid in full by the debtor, Company is obligated to pay any difference to the factor. The loan bears interest at 10%. The Company adopted ASU 2016-13 during 2013 and implemented the guidance on expected credit losses.

Inventories

Inventories are valued at the lower of cost and reasonable value determined using the first-in, first-out (FIFO) method. Net realized value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The cost of finished goods and work in process is comprised of material costs, direct labor costs and other direct costs and related production overheads (based on normal operating capacity). As of July 31, 2024, total inventory was $223,860, consisting of work-in-process of $46,458, finished goods of $21,681 and raw materials of $155,721. As of January 31, 2024, total inventory was $168,605, consisting of work-in-process of $7,466, finished goods of $8,707 and raw materials of $134,691.

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. In connection with the Company’s acquisition of 4P Therapeutics LLC in 2018, the Company recorded Goodwill of $1,719,235. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. During the years ended January 31, 2024, and 2023, the Company recorded an impairment charge of $-0- and $327,326, respectively, reducing the Active Intelligence LLC Goodwill to $3,302,478. As of July 31, 2024, and January 31, 2024, Goodwill amounted to $5,021,713 and $5,021,713, respectively.

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of July 31, 2024, and 2023, there were 6,872,833 and 1,783,373 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

3.	PROPERTY AND EQUIPMENT

	July 31,	January 31,
	2024	2024
Lab equipment	$144,585	$144,585
Machinery and equipment	1,337,474	1,292,389
Furniture and fixtures	19,643	19,643
	1,501,702	1,456,617
Less: Accumulated depreciation	(764,168)	(681,693)
Net Property and Equipment	$737,534	$774,924

Depreciation expenses amounted to $82,475 and $93,936 for the six months ended July 31, 2024, and 2023, respectively. During the six months ended July 31, 2024, and 2023, depreciation expenses of $61,163 and $72,445, respectively, have been allocated to cost of goods sold.

4.	NOTES PAYABLE

Notes Payable

Active Intelligence, entered into an agreement with the Carolina Small Business Development Fund for a line of credit of $160,000 due October 16, 2028, with interest of 5% per year. The amount assumed was $139,184. The loan requires monthly payments of principal and interest of $1,697. During the six months ended July 31, 2024, the Company made $7,968 of principal payments. As of July 31, 2024, the amount due was $77,281, of which $16,535 is current. As of January 31, 2024, the amount due was $85,249.

On April 3, 2022, the Company entered into a retail installment agreement for the purchase of an automobile. The contract price was $32,274, of which $22,795 was financed. The agreement is for five years bearing interest at 2.95% per annum with payments of $410 per month. The loan is secured by automobile. As of July 31, 2024, the amount due was $12,983 of which $4,595 is current. As of January 31, 2024, the amount due was $15,232.

Note payable-related party.

On July 17, 2023, the Company entered an amended Credit Line Note agreement, for an increased $5,000,000 credit line facility t the Company entered on March 17, 2023). Outstanding advances under the Note bears interest at 7% per annum. The promissory note is due and payable in full on March 19, 2026. Interest is payable annually on December 31 of each year during the term of the note. The Company received advances of $300,000 during the six months ended July 31, 2024. On May 15, 2024, the Company agreed to convert the $300,000 debt. The conversion was made pursuant to the terms of a Conversion Agreement, which provided the conversion of $300,000 of principal and $4,922 of accrued interest. The Company issued 76,230 shares of common stock and 152,460 warrants exercisable at $6.43, resulting in a $368,036 loss on extinguishment. As of July 31, 2024, the balance due was $-0-. The Company recorded interest expense of $4,163 for the six months ended July 31, 2024.

Secured borrowing liability.

The Company entered into an accounts receivable sale agreement for one of its subsidiaries in connection with a bankruptcy claim. The Company received $106,528 and recorded the transaction as a secured loan payable against the account receivable. The sale of the account receivable balance was to an outside third party, whereby if the bankruptcy court does not pay the balance in full, the Company will owe back the unpaid portion. The loan is classified as a current liability as the Company expects the bankruptcy will be resolved in the next twelve months. The loan bears interest at 10%. For the six months ended July 31, 2024, the Company recorded interest expense of $5,212.

Interest expenses for the six months ended July 31, 2024, and 2023, were $13,637 and $12,401, respectively.

5.	INTANGIBLE ASSETS

As of July 31, 2024, and January 31, 2024, intangible assets consisted of intellectual property and trademarks, customer base, and license agreement, net of amortization, as follows:

	July 31,	January 31,
	2024	2024
Customer base	$314,100	$314,100
Intellectual property and trademarks	817,400	817,400
Total	1,131,500	1,131,500

Less: Accumulated amortization	(520,795)	(464,220)
Net Intangible Assets	$610,705	$667,280

Amortization expenses for the six months ended July 31, 2024, and 2023 amounted to $56,575 and $56,575, respectively.

Intangible assets consist of:

Estimated Amortization:
Total
Year Ended January 31,
2025	$56,575
2026	113,148
2027	113,148
2028	113,148
2029	94,226
2030 and thereafter	120,460
$610,705

6.	RELATED PARTY TRANSACTIONS

Activity during the six months ended July 31, 2024

a)	In March 2024, options to purchase 390,000 shares of common stock to executives and employees of the Company at a price of $2.37 and $2.61 per share. The options vest immediately and expire in three years. The fair value of the options issued amounted to $422,955 and was expensed during the six months ended July 31, 2024.

b)	On April 19, 2024, the Company completed an $8,400,000 equity financing with European investors which included two related parties. The two related parties invested a total of $6,420,000 and received 1,605,000 shares of common stock and warrants to purchase 3,210,000 shares of common stock @ $6.43 per share. See Note 7 for further information.

c)	During the six months ended July 31, 2024, the Company received $300,000 from the credit line facility with TII Jet Services LDA. On May 14, 2024, the Company converted the debt and accrued interest into 76,230 shares of common stock and issued 152,460 warrants to the lender. See Note 4 for further information.

d)	On June 5, 2024, the Company’s Chief Financial Officer exercised 87,500 warrants as a cashless conversion and was issued 60,085 shares of common stock.

Activity during the six months ended July 31, 2023

a)	On February 1, 2023, options to purchase 30,000 shares of the Company’s common stock were issued to an executive of the Company at a price of $3.975 per share. The options vest immediately and expire in three years. The fair value of the options issued for services amounted to $75,030 and was expensed during the six months ended July 31, 2023.

b)	On July 17, 2023, the Company entered into an amended Credit Line Note facility with TII Jet Services, LDA, a shareholder of the Company, for a credit facility of $5,000,000 replacing the $2,000,000 facility with the same lender that the Company entered into on March 17, 2023). See Note 4 for further information. TII Jet Services, LDA is owned 100% by a shareholder of the Company.

7.	STOCKHOLDERS’ EQUITY

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

Activity during the Six Months Ended July 31, 2024

(a)	As of July 31, 2024, the Company holds 10,000 of its shares comprising $32,641 of treasury stock. There was no activity during the six months ended July 31, 2024.

(b)	On April 19, 2024, the Company completed an $8,400,000 equity financing with European investors (the “Offering”) of 2,100,000 units (“Units”), at a price of $4.00 per Unit, consisting of one share of common stock (“Shares”) and a Warrant to purchase two Shares of common stock, the Warrant having an exercise price of $6.43, are exercisable by payment of the exercise price in cash only and expire April 19, 2029, five years from the date of issuance (“Warrants”). The offering was made solely to investors residing outside the United States and was not registered under the Security Act of 1933, as amended, (the “Security Act”), or the security law of any jurisdiction, including outside the United States, but was made privately by the Company pursuant to the exemptions from registration provided in the SEC’s Regulation S and other exemptions under the Securities Act.

(c)	On May 15, 2024, the Company agreed to convert $300,000 of debt and $4,922 of accrued interest under the Credit Line Note agreement. The conversion was made pursuant to the terms of a Conversion Agreement, which provided the conversion of the debt and accrued interest. The Company issued 76,230 shares of common stock and 152,460 warrants exercisable at $6.43 per share, resulting in a loss on extinguishment of $368,036.

(d)	On June 5, 2024, the Company’s Chief Financial Officer exercised 87,500 warrants as a cashless conversion and was issued 60,085 shares of common stock.

Activity during the Six Months Ended July 31, 2023

(a)	As of July 31, 2023, the Company held 10,000 of its shares comprising $32,641 of treasury stock. There was no activity during the six months ended July 31, 2023.

8.	OPTIONS and WARRANTS

Warrants

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

On May 15, 2024, the Company issued 152,460 warrants in connection with extinguishment of debt of $300,000 and accrued interest. The warrants are exercisable at a price of $6.43 per share and expire five years from the date of issuance. The Company used the Black Scholes valuation model to record the fair value of the warrants. The valuation model used a dividend rate of 0%: expected term of 2.5 years; volatility rate 145.05%; and a risk-free rate of 4.45%. Non-cash expense of $390,145 is included in loss on extinguishment of debt.

On June 5, 2024, the Company’s Chief Financial Officer exercised 87,500 warrants as a cashless conversion and was issued 60,085 shares of common stock.

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company’s common stock issued to non-employees of the Company during the six months ended July 31, 2024.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2023	1,307,671	$6.43	3.34 years	$-
Granted	175,833	2.28	2.97 years	-
Expired/Cancelled	(200,466)	6.33	-	-
Exercised	-	-	-	-
Outstanding, January 31, 2024	1,283,038	5.88	2.97 years	-
Granted	4,352,460	6.43	4.72 years	-
Expired/Cancelled	-	-	-	-
Exercised	(87,500)	1.93	-	-
Outstanding- July 31, 2024	5,547,998	$6.37	4.25 years	$298,299
Exercisable - July 31, 2024	5,547,998	$6.37	4.25 years	$298,299

The following table summarizes additional information relating to the warrants outstanding as of July 31, 2024:

		Weighted Average	Weighted Average		Weighted Average
Range of Exercise	Number	Remaining Contractual	Exercise Price for Shares	Number	Exercise Price for Shares	Intrinsic
Prices	Outstanding	Life(Years)	Outstanding	Exercisable	Exercisable	Value

$4.00	30,000	3.60	$4.00	30,000	$4.00	$60,300
$6.43	5,434,665	4.22	$6.43	5,434,665	$6.43	$-
$1.93	58,333	2.24	$1.93	58,333	$1.93	$237,999
$7.50	25,000	3.27	$7.50	25,000	$7.50	$-
	5,547,998		$6.37	5,547,998	$6.37	$298,299

Options

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

On March 20, 2024, our Board of Directors adopted an amendment to the Company’s Employee Stock Option Plan (the “Plan”) increasing the number of shares of common stock subject to the Plan (as of March 20, 2024, 875,000 shares) to 1,400,000 shares (the “Amendment”). The Company will submit the Amendment to the Plan to our stockholders for adoption and approval at the 2025 Annual Meeting. If the Amendment is not approved by stockholders within one year of adoption, the increase in shares subject to the Plan will be void, together with any options issued following March 20, 2024, in the period pending approval of the Plan by our stockholders. As of July 31, 2024, 75,166 shares remain available for issuance of options under the Plan.

During the six months ended July 31, 2024, 450,000 options to purchase shares of the Company’s common stock were issued to executive officers and employees at prices of $2.37- $5.99 per share. The options vest immediately and expire three years from the date of issuance. The fair value of the options issued for services amounted to $553,335 and was recorded during the six months ended July 31, 2024. The Company used the Black-Scholes valuation model to record the fair value. The valuation model used a dividend rate of 0%; expected term of 1.5 years; volatility rate of 97.83%-114.86%; and a risk-free rate of 4%-4.87%.

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

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2023	470,335	$4.13	2.53 years
Granted	404,500	2.18	2.68 years	-
Expired/Cancelled	-	-	-
Exercised	-	-	-
Outstanding, January 31, 2024	874,835	3.23	2.31 years
Granted	450,000	2.74	2.18 years
Expired/Cancelled	-	-	-
Exercised	-	-	-
Outstanding- July 31, 2024	1,324,835	$3.07	1.93 years	$3,901,327
Exercisable - July 31, 2024	1,324,835	$3.07	1.93 years	$3,901,327

The following table summarizes additional information relating to the options outstanding as of July 31, 2024:

			Weighted Average		Weighted Average
Range of Exercise	Number	Weighted Average	Exercise Price for Shares	Number	Exercise Price for Shares	Intrinsic
Prices	Outstanding	Life(Years)	Outstanding	Exercisable	Exercisable	Value

$1.93	214,500	2.24	$1.93	214,500	$1.93	$875,160
$2.12	140,000	2.24	$2.12	140,000	$2.12	$544,600
$2.37	195,000	2.63	$2.37	195,000	$2.37	$709,800
$2.61	195,000	2.63	$2.61	195,000	$2.61	$663,000
$2.65	20,000	2.13	$2.65	20,000	$2.65	$67,200
$2.75	30,000	2.51	$2.75	30,000	$2.75	$97,800
$3.59	35,000	3.17	$3.59	35,000	$3.59	$84,700
$3.75	57,500	1.36	$3.75	57,500	$3.75	$129,950
$3.98	30,000	1.51	$3.98	30,000	$3.98	$60,900
$4.09	78,750	1.00	$4.09	78,750	$4.09	$151,200
$4.12	50,000	1.36	$4.12	50,000	$4.12	$94,500
$4.16	144,083	0.47	$4.16	144,083	$4.16	$266,966
$4.50	58,334	1.00	$4.50	58,334	$4.50	$88,084
$4.58	46,668	0.47	$4.58	46,668	$4.58	$66,867
$5.99	30,000	2.92	$5.99	30,000	$5.99	$600

	1,324,835	1.81	$2.87	1,324,835	$2.87	$3,901,327

9.	SEGMENT REPORTING

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

	Six Months Ended		Three Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
Net sales
Pocono Pharmaceuticals	$851,362	$967,826	$442,830	$566,769
4P Therapeutics	-	165,034	-	89,159
	851,362	1,132,860	442,830	655,928
Gross profit
Pocono Pharmaceuticals	266,344	400,061	101,558	236,731
4P Therapeutics	-	121,896	-	62,941
	266,344	521,957	101,558	299,672
Operating expenses
Selling, general and administrative-Pocono Pharmaceuticals	321,068	272,283	166,674	135,420
Selling, general and administrative-4P Therapeutics	54,603	62,837	30,249	45,466
Selling, general and administrative-Corporate	1,441,382	1,183,350	540,402	497,852
Research and development-4P Therapeutics	1,748,510	845,552	773,975	445,122
	3,565,563	2,364,022	1,511,300	1,123,860
Depreciation and Amortization
Pocono Pharmaceuticals	$114,494	$111,225	$57,671	$56,017
Corporate	6,021	6,994	3,010	3,497
4P Therapeutics	18,535	32,292	9,268	16,496
	$139,050	$150,511	$69,949	$76,010

The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere.

	Six Months Ended		Three Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
Net sales
United States	$851,362	$1,132,860	$442,830	$655,928
Outside the United States	-	-	-	-
	$851,362	$1,132,860	$442,830	$655,928

	July 31,	January 31,
	2024	2024
Property and equipment, net of accumulated depreciation
United States	$737,634	$806,423
Outside the United States	-	-
	$737,634	$806,423
Assets
Corporate	$6,819,755	$1,996,753
Pocono Pharmaceuticals	4,931,454	5,473,456
4P Therapeutics	1,882,500	2,323,390
	$13,633,709	$9,793,599

10.	COMMITMENTS AND CONTIGENCIES

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

Kindeva Drug Delivery Agreement

On January 15, 2024, the Nutriband signed a commercial development and clinical supply agreement for their lead product, Aversa Fentanyl, with Kindeva Drug Delivery, L.P. (“Kindeva”). Kindeva will perform commercial manufacturing process development and manufacturing of clinical supplies for the human abuse liability clinical study required by the FDA in support of a New Drug Application. The new agreement replaces the previous feasibility agreement between the two companies. The estimated cost to complete the commercial development and clinical manufacturing agreement is approximately $8.1 million and the expected timing of FDA submission is twelve to eighteen months. As of July 31, 2024, Nutriband has incurred expenses of $1,080,329.

Lease Agreement

On February 1, 2022, Pocono Pharmaceuticals entered into a lease agreement with Geometric Group, LLC for 12,000 square feet of warehouse space currently occupied by Active Intelligence. The monthly rental is $3,000 and the lease expires on January 31, 2025. The lease can be extended for an additional three years at the same monthly rental.

Sorrento Therapeutics, Inc. Agreement

On July 25, 2023, 4P Therapeutics assigned its claim under the bankruptcy proceedings from Sorrento Therapeutics Inc. and received proceeds of $106,528. The amount due under the claim was $118,675 and 4P Therapeutics recorded a reserve for bad debts of $118,675 during the year ended January 31, 2024. Under the agreement with the buyer of the claim, 4P Therapeutics will make proportional restitution and/or repayment of the purchase amount to the extent the claim is disallowed, reduced or not paid at the same time or distribution rate as other general unsecured claims against the Debtor are paid. The Company has recorded the amount of the proceeds as a secured loan payable to the factor as of July 31, 2024.

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

Currently, there are no pending hearings or motions as both parties are engaged in discovery and are attempting to resolve the matter amicably.

11.	SUBSEQUENT EVENTS

(a)	The Company is not aware of any subsequent events as of the date of this report.

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

On October 5, 2021, the Company, having been approved for the listing of its common stock on The Nasdaq Capital Market effective October 1, 2021, consummated a public offering (the “IPO”) of units (the “Units”), of common stock and warrants that were offered in the IPO on The Nasdaq Capital Market, which included 1,231,200 (each a “Unit”), each Unit consisting of one share of common stock, par value $0.001 per share, and one warrant (each a “Warrant”) at a price of $5.36 per Unit. Each Warrant is immediately exercisable, entitles the holder to purchase one share of common stock at an exercise price of $6.43 and will expire five (5) years from the date of issuance. The underwriters’ over-allotment option was exercised for 184,800 warrants to purchase shares of common stock bringing the total net proceeds to the Company from the IPO to $5,836,230. The shares of common stock and Warrants were separately transferred immediately upon issuance. As of July 31, 2024, 457,794 Warrants issued in the IPO have been exercised, with net proceeds to the Company of $2,942,970.

On November 1, 2021, The Board of Directors adopted the 2021 Employee Stock Option Plan (the “Plan”). The Company has reserved 408,333 shares to issue and sell upon the exercise of stock options issued under the Plan. On November 3, 2021, the Company filed a Registration Statement on Form S-8, to register under the Securities Act of 1933, as amended, the 408,333 shares of common stock reserved for issuance under the Plan, and on October 12, 2022, a Post-Effective Amendment to the Form S-8 was filed with the SEC. In accordance with the Plan, on February 1, 2022, the Company reserved an additional 233,333 shares and on February 1, 2023, the Company reserved an additional 233,333 shares. On March 20, 2024, our Board of Directors adopted an amendment to the Company’s 2021 Employees Stock Option Plan (the “Plan”) increasing the number of shares of common stock subject to the plan (as of March 20, 2024 875,000 shares) to 1,400,00 shares (the “Amendment”). The plan adopted by the Board on November 1, 2021, provided for an initial 350,000 shares to issue and sell upon the exercise of stock options issued under the Plan. The Plan provides for an automatic annual increase to be added on February 1 of each year equal to the lesser of (i) 250,000 shares of Common Equity or (ii) five percent (5%) of the total shares of Common Stock outstanding on such date (including for this purpose any shares of Common Stock issuable upon conversion of any outstanding capital equity of the Company) or (iii) such lesser number as determined by the Board. We will submit the Amendment to the Plan to our stockholders for adoption and approval at the 2025 Annual Meeting. If the Amendment is not approved by stockholders within one year of adoption by the increase in shares subject to the Plan will be void, together with any options issued following March 20, 2024, in the period pending approval of the Plan by our stockholders. As of July 31, 2024, 75,166 shares remain available for issuance of options under the Plan.

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

On December 27, 2023, the Company issued 1,026,720 shares of common stock in conversion of the outstanding $2,000,000 principal amount, plus accrued interest for the Credit Line Note of the Company held TII Jet Services LDA; and on May 14, 2024, TII Jet Services agreed to convert an additional $300,000 of principal of the Credit Line Note plus accrued interest at a conversion price of $4.00 per share, in exchange for the issuance of 76,230 shares of common stock. The fair value of the common stock at the date of issuance was $3.71 per share, which resuled a gain on the settlement of debt of $22,109.

On April 19, 2024, the Company completed an $8,400,000 equity financing with European investors (the “Offering”) of 2,100,000 units (“Units”), at a price of $4.00 per Unit, each Unit consisting of one share of common stock (“Shares”) and a Warrant to purchase two Shares of common stock, the Warrants having an initial exercise price of $6.43, are exercisable by payment of the exercise price in cash only and expire April 19, 2029, five years from the date of issuance. The Offering was made solely to investors resident outside the United States and was not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any jurisdiction, including any jurisdiction outside the United States, but was made privately by the Company pursuant to the exemptions from registration provided in the SEC’s Regulation S and other exemptions under the Securities Act.

Results of Operations

Three Months Ended July 31, 2024 and 2023

For the three months ended July 31, 2024, we generated revenue of $442,830 and our costs of revenue were $341,272. For the three months ended July 31, 2023, we generated revenue of $655,928 and our costs of revenue were $356,256. Our revenue for July 31, 2024, was derived from sales from contract manufacturing services performed in our Pocono Pharmaceuticals (Active Intelligence) segment and $-0- from contract research and development services from our 4P Therapeutics segment. The revenue from the Transdermal Patches segment decreased slightly from the prior year as the Company ordered additional equipment to meet the new demand and will implement this equipment during the third quarter. An increase in demand is expected in the balance of the current year. The Company’s contract with Sorrento Therapeutics was completed and 4P Therapeutics devoted most of its time to the development of its Aversa product. Our cost of revenue for our contract research and development services represents our labor cost plus a modest amount of material costs which we passed on to the client.

For the three months ended July 31, 2024, our selling, general and administrative expenses were $737,325 primarily legal, accounting and administrative salaries and non-cash compensation from the issuance of employee stock options compared to $678,738 for the three months ended July 31, 2023.The increase from 2023 is primarily attributable to increases in professional fees and non-cash equity-based expenses.

During the three months ended July 31, 2024, the Company incurred research and development expenses of its Aversa Fentanyl product of $773,975, primarily of salaries and increases in development costs from Kindeva as compared to $445,122 for the three months ended July 31, 2023.

We incurred interest expenses of $5,019 for the three months ended July 31, 2024, as compared to $9,235 for the three months ended July 31, 2024. The decrease is primarily due to the decrease in the Company’s related party loans.

Interest income for the three months ended July 31, 2024 was $77,332 as compared to $4,250 for the three months ended July 31, 2023. The increase is primarily due to investment of excess cash from the Company’s equity financing.

During the three months ended July 31, 2024, the Company incurred a loss on extinguishment of debt of $368,036 in connection with the issuance of common stock and warrants to a related party debtor.

As a result of the foregoing, we sustained a net loss of $1,705,465 or $(0.15) per share (basic and diluted) for the three months ended July 31, 2024, compared with a loss of $829,173, or $(0.11) per share (basic and diluted) for the three months ended July 31, 2023.

Six Months Ended July 31, 2024 and 2023

For the six months ended July 31, 2024, we generated revenue of $851,362 and our costs of revenue were $585,018 resulting in a gross margin of $266,344. For the six months ended July 31, 2023, we generated revenue of $1,132,860 and our costs of revenue were $610,904, resulting in a gross margin of $521,956. Our revenue for July 31, 2024, was derived from sales from our Transdermal Patches segment and $-0- from contract services from our 4P Therapeutics segment. The revenue from the Transdermal Patches segment decreased from the prior year. An increase in demand is expected in the subsequent quarter. Our cost of revenue for our contract research and development services represents our labor cost plus a modest amount of material costs which we passed on to the client. Our cost of sales decreased during the period for our contract services in comparison to the prior year as our main contract has been completed and the balance of the contract is being recognized with limited additional costs.

For the six months ended July 31, 2024, our selling, general and administrative expenses were $1,817,053 primarily legal, accounting and non-cash compensation compared to $1,518,470 for the six months ended July 31, 2023.The increase from 2023 is primarily attributable to an increase in increase in investor relations expenses and professional fees.

During the six months ended July 31, 2024, the Company incurred research and development expenses of its Aversa Fentanyl product of $ 1,748,510 primarily of salaries and increases in development costs from Kindeva as compared to $845,552 for the six months ended July 31, 2023.

We incurred interest expense of $13,637 for the six months ended July 31, 2024, as compared to $12,401 for the six months ended July 31, 2023.

Interest income for the six months ended July 31, 2024 was $77,350 as compared to $10,065 for the six months ended July 31, 2023. The increase is primarily due to the investment of excess cash from the Company’s equity financing.

During the six months ended July 31, 2024, the Company incurred a loss on extinguishment of debt of $368,036 in connection with the issuance of common stock and warrants to a related party debtor.

As a result of the foregoing, we sustained a net loss of $3,603,542 or $(0.36) per share (basic and diluted) for the six months ended July 31, 2024 compared with a loss of $1,844,402, or $(0.24) per share (basic and diluted) for the six months ended July 31, 2023.

Liquidity and Capital Resources

As of July 31, 2024, we had $6,759,967 in cash and cash equivalents and working capital of $6,144,483, as compared with cash and cash equivalents of $492,942 and working capital of $22,770 as of January 31, 2024.

For the six months ended July 31, 2024, we used cash of $2,377,673 in our operations. The principal adjustments to our net loss of $3,603,542 were depreciation and amortization of $139,050, the issuance of employee stock options and warrants for services in the amount of $553,335 and the loss on extinguishment of debt of $368,036.

For the six months ended July 31, 2024, we used cash in investing activities of $45,085 primarily for the purchase of equipment.

For the six months ended July 31, 2024, we provided cash in financing activities of $8,689,783 primarily from the proceeds of $8,400,000 from the sale of common stock and warrants and $300,000 from its line of credit.

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

As of July 31, 2024, the Company had cash and cash equivalents of $6,759,967 and working capital of $6,144,483. For the six months ended July 31, 2024, the Company incurred a net loss from operations of $3,299,219 and used cash flow from operations of $2,377,673. The Company has generated operating losses since its inception and has relied on sales of securities and issuance of third-party and related-party debt to support cash flow from operations. The Company has used these proceeds to fund operations and will continue to use the funds as needed. In March 2023, the Company entered into a three-year $2,000,000 Credit Line Note facility with a related party, amended on July 13, 2023, to $5,000,000, which will permit the Company to draw down on the credit line to fund the Company’s research and development of its Aversa product. On April 19, 2024, the Company received proceeds of $8,400,000 from an equity financing with European investors.

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

Cash and cash equivalents.

Cash and cash equivalents include cash on hand, cash on deposit in money market accounts. The Company considers short-term highly liquid investments with an original maturity date of three months or less that are not part of an investment pool to be cash equivalents. As of July 31, 2024, the Company had $6,461,000 that exceeded federally insured limits.

Accounts receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-applicable accounts. For the six months ended July 31, 2024, and 2023, the Company recorded bad debt expenses of $1,200 and $11,836, respectively, for doubtful accounts related to accounts receivable. During the year ended January 31, 2024, the Company entered into an accounts receivable sale agreement for one of its subsidiaries. The Company received $106,528 in funds against an account receivable that is currently a claim in bankruptcy. The net accounts receivable remain on the books of the Company and a corresponding amount has been included as a secured borrowing liability under Notes payable. As of July 31, 2024, the receivable has been reserved in full. If the bankruptcy claim is not paid in full by the debtor, Company is obligated to pay any difference to the factor. The loan bears interest at 10%. The Company adopted ASU 2016-13 during 2013 and implemented the guidance on expected credit losses.

Inventories

Inventories are valued at the lower of cost and reasonable value determined using the first-in, first-out (FIFO) method. Net realized value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The cost of finished goods and work in process is comprised of material costs, direct labor costs and other direct costs and related production overheads (based on normal operating capacity). As of July 31, 2024, total inventory was $223,860, consisting of work-in-process of $46,458, finished goods of $21,681 and raw materials of $155,721. As of January 31, 2024, total inventory was $168,605, consisting of work-in-process of $7,466, finished goods of $8,707 and raw materials of $134,691.

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. In connection with the Company’s acquisition of 4P Therapeutics LLC in 2018, the Company recorded Goodwill of $1,719,235. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. During the years ended January 31, 2024, and 2023, the Company recorded an impairment charge of $-0- and $327,326, respectively, reducing the Active Intelligence LLC Goodwill to $3,302,478. As of July 31, 2024, and January 31, 2024, Goodwill amounted to $5,021,713 and $5,021,713, respectively.

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of July 31, 2024, and 2023, there were 6,872,833 and 1,783,373 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits
31.1	Section 302 Certification of Chief Executivr Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRIBAND INC.

September 3, 2024	By:	/s/ Gareth Sheridan
Gareth Sheridan, Chief Executive Officer
(Principal Executive Officer)

September 3, 2024	By:	/s/ Gerald Goodman
Gerald Goodman, Chief Financial Officer
(Principal Financial Officer)