Form 10-Q
period 2024-10-31
NutriBand Inc.
filed 2024-12-04
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-40854

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, was 11,106,185 shares as of December 2, 2024

NUTRIBAND INC.

i

NUTRIBAND INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the three and nine months ended October 31, 2024, and 2023 are not necessarily indicative of the results for the entire fiscal year or for any other period.

NUTRIBAND INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
	2024	2024
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$5,698,187	$492,942
Accounts receivable	109,630	148,649
Inventory	168,299	168,605
Prepaid expenses	215,486	211,667
Total Current Assets	6,191,602	1,021,863

PROPERTY & EQUIPMENT-net	739,630	774,924

OTHER ASSETS:
Goodwill	5,021,713	5,021,713
Operating lease right of use asset	7,839	31,374
Intangible assets-net	582,418	667,280

TOTAL ASSETS	$12,543,202	$7,517,154

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$892,154	$680,132
Deferred revenue	218,868	157,502
Operating lease liability-current portion	8,864	34,276
Notes payable-current portion	127,900	127,183
Total Current Liabilities	1,247,786	999,093

LONG-TERM LIABILITIES:
Note payable-net of current portion	63,717	79,826
Total Liabilities	1,311,503	1,078,919

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 291,666,666 shares authorized; 11,106,185 and 8,869,870 shares issued at October 31, 2024 and January 31,2024, respectively, 11,106,105 and 8,859,870 shares outstanding as of October 31, 2024 and January 31, 2024, resectively	11,106	8,860
Additional paid-in-capital	44,167,095	34,442,339
Accumulated other comprehensive loss	(304)	(304)
Treasury stock, -0- and 10,000 shares at cost, respectively	-	(32,641)
Accumulated deficit	(32,946,198)	(27,980,019)
Total Stockholders’ Equity	11,231,699	6,438,235

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,543,202	$7,517,154

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2024	2023	2024	2023

Revenue	$645,796	$427,841	$1,497,158	$1,560,701

Costs and expenses:
Cost of revenues	454,767	268,920	1,039,785	879,824
Research and development	880,768	551,503	2,629,278	1,397,055
Selling, general and administrative	737,102	1,330,929	2,554,155	2,849,399
Total Costs and Expenses	2,072,637	2,151,352	6,223,218	5,126,278

Loss from operations	(1,426,841)	(1,723,511)	(4,726,060)	(3,565,577)

Other income (expense):
Interest income	68,235	3,765	145,585	13,830
Loss on extinguishment of debt	-		(368,036)
Interest expense	(4,031)	(40,200)	(17,668)	(52,601)
Total other income (expense)	64,204	(36,435)	(240,119)	(38,771)

Loss before provision for income taxes	(1,362,637)	(1,759,946)	(4,966,179)	(3,604,348)

Provision for income taxes	-	-	-	-

Net loss	$(1,362,637)	$(1,759,946)	$(4,966,179)	$(3,604,348)

Net loss per share of common stock-basic and diluted	$(0.12)	$(0.22)	$(0.48)	$(0.46)

Weighted average shares of common stock outstanding - basic and diluted	11,101,945	7,833,150	10,441,501	7,833,150

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended October 31, 2024

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	Capital	Income (Loss)	Deficit	Stock
Balance, February 1, 2024	$6,438,235	8,859,870	$8,860	$34,442,339	$(304)	$(27,980,019)	$(32,641)

Options issued for services	553,335	-	-	553,335	-	-	-

Proceeds from sale of common stock and warrants	8,400,000	2,100,000	2,100	8,397,900	-	-	-

Common stock and warrants issued for conversion of debt	672,958	76,230	76	672,882

Treasury stock and warrants issued for services	133,350	10,000	10	100,699			32,641

Cashless exercise of warrants	-	60,085	60	(60)

Net loss for the nine months ended October 31, 2024	(4,966,179)	-	-	-	-	(4,966,179)	-

Balance, October 31, 2024	$11,231,699	11,106,185	$11,106	$44,167,095	$(304)	$(32,946,198)	$-

Six Months Ended July 31, 2023

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	Capital	Income (Loss)	Deficit	Stock
Balance, February 1, 2023	$8,572,990	7,833,150	$7,833	$31,092,807	$(304)	$(22,494,705)	$(32,641)

Warrants issued for services	242,840	-	-	242,840	-	-	-

Options issued for services	499,856	-	-	499,856	-	-	-

Net loss for the nine months ended October 31, 2023	(3,604,348)	-	-	-	-	(3,604,348)	-

Balance, October 31, 2023	$5,711,338	7,833,150	$7,833	$31,835,503	$(304)	$(26,099,053)	$(32,641)

Three Months Ended October 31, 2024

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	Capital	Income (Loss)	Deficit	Stock
Balance, August 1, 2024	$12,460,986	11,096,185	$11,096	$44,066,396	$(304)	$(31,583,561)	$(32,641)

Treasury stock and warrants issued for services	133,350	10,000	10	100,699	-	-	32,641

Net loss for the three months ended October 31, 2024	(1,362,637)	-	-	-	-	(1,362,637)	-

Balance, October 31, 2024	$11,231,699	11,106,185	$11,106	$44,167,095	$(304)	$(32,946,198)	$-

Three Months Ended October 31, 2023

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	Capital	Income (Loss)	Deficit	Stock
Balance, August 1, 2023	$6,890,708	7,833,150	$7,833	$31,254,927	$(304)	$(24,339,107)	$(32,641)

Warrants issued for services	155,750	-	-	155,750	-	-	-

Options issued for services	424,826	-	-	424,826	-	-	-

Net loss for the three months ended October 31, 2023	(1,759,946)	-	-	-	-	(1,759,946)	-

Balance, October 31, 2023	$5,711,338	7,833,150	$7,833	$31,835,503	$(304)	$(26,099,053)	$(32,641)

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	October 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,966,179)	$(3,604,348)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	212,199	218,382
Operating lease expense	23,535	23,535
Reserve for doubtful accounts	-	11,837
Loss on extinguishment of debt	368,036	-
Treasury stock and warrants issued for services	133,350	242,840
Stock-based compensation-options	553,335	499,856
Changes in operating assets and liabilities:
Accounts receivable	39,019	(68,461)
Prepaid expenses	(3,819)	(24,179)
Inventories	306	54,694
Deferred revenue	61,366	6,592
Operating lease liability	(25,412)	(23,200)
Accounts payable and accrued expenses	216,944	(146,817)
Net Cash Used In Operating Activities	(3,387,320)	(2,809,269)

Cash flows from investing activities:
Purchase of equipment	(92,043)	(2,624)
Net Cash Used in Investing Activities	(92,043)	(2,624)

Cash flows from financing activities:
Proceeds from note payable-related party	300,000	2,000,000
Proceeds from secured loan liability	-	106,528
Proceeds from sale of common stock and warrants	8,400,000	-
Payment on note payable	(15,392)	(14,752)
Net Cash Provided by Financing Activities	8,684,608	2,091,776

Net change in cash	5,205,245	(720,117)

Cash and cash equivalents - Beginning of period	492,942	1,985,440

Cash and cash equivalents - End of period	$5,698,187	$1,265,323

Supplementary information:

Cash paid for:
Interest	$611	$7,352

Income taxes	$2,043	$-

Supplemental disclosure of non-cash investing and financing activities:

Debt settlement issued by the issuance of common stock and warrants	$672,958	$-

Cashless exercise of warrants	$60	$-

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Nine Months Ended October 31, 2024 and 2023

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

Unaudited Financial Statements

The consolidated balance sheet as of October 31, 2024, and the consolidated statements of operations, stockholders’ equity, and cash flows for the periods presented have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to prepare fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented have been made. The results for the nine months ended October 31, 2024, are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Nutriband’s Annual Report on Form 10-K for the year ended January 31, 2024.

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

The Company’s significant accounting policies in Note 2 in the Company’s Annual Report on Form 10-K for the year ended January 31, 2024. There were no significant changes to these accounting policies during the nine months ended October 31, 2024.

Going Concern Assessment

Management assesses liquidity and going concern uncertainty in the Company’s condensed financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved, and management has the proper authority to execute them within the look-forward period.

As of October 31, 2024, the Company had cash and cash equivalents of $5,698,187 and working capital of $4,934,816. For the nine months ended October 31, 2024, the Company incurred a net loss from operations of $4,726,060 and used cash flow from operations of $3,387,320. The Company has generated operating losses since its inception and has relied on sales of securities and issuance of third-party and related-party debt to support cash flow from operations. The Company has used these proceeds to fund operations and will continue to use the funds as needed. In March 2023, the Company entered into a three-year $2,000,000 Credit Line Note facility with a related party, amended on July 13, 2023, to $5,000,000, which will permit the Company to draw down on the credit line to fund the Company’s research and development of its Aversa product. On April 19, 2024, the Company received proceeds of $8,400,000 from equity financing with European investors.

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

Principles of Consolidation

The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. The operations of 4P Therapeutics are included in the Company’s financial statements from the date of acquisition of August 1, 2018, and the acquired operations of Pocono Coated Products and Active Intelligence are included in the Company’s financial statements from the date of acquisition of September 1, 2020, under Pocono Pharmaceuticals Inc. The wholly owned subsidiaries are as follows:

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

All revenue recognized in the income statement is considered to be revenue from contracts with customers.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by type and by geographical location. See the tables:

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2024	2023	2024	2023
Revenue by type
Sale of goods	$1,497,158	$1,395,667	$645,796	$427,841
Services	-	165,034	-	-
Total	$1,497,158	$1,560,701	$645,796	$427,841

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2024	2023	2024	2023

Revenue by geographic location:	$1,497,158	$1,560,701	$645,796	$427,841
United States	-	-	-	-
Foreign	$1,497,158	$1,560,701	$645,796	$427,841

Cash and cash equivalents.

Cash and cash equivalents include cash on hand, cash on deposit in money market accounts. The Company considers short-term highly liquid investments with an original maturity date of three months or less that are not part of an investment pool to be cash equivalents. As of October 31, 2024, the Company had $5,171,000 that exceeded federally insured cash balance limits.

Accounts receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-applicable accounts. For the nine months ended October 31, 2024, and 2023, the Company recorded bad debt expenses of $1,200 and $11,836, respectively, for doubtful accounts related to accounts receivable. During the year ended January 31, 2024, the Company entered into an accounts receivable sale agreement for one of its subsidiaries. The Company received $106,528 in funds against an account receivable that is currently a claim in bankruptcy. The net accounts receivable remain on the books of the Company and a corresponding amount has been included as a secured borrowing liability under Notes payable. As of October 31, 2024, the receivable has been reserved in full. If the bankruptcy claim is not paid in full by the debtor, Company is obligated to pay any difference to the factor. The loan bears interest at 10%. The Company adopted ASU 2016-13 during 2013 and implemented the guidance on expected credit losses.

Inventories

Inventories are valued at the lower of cost and reasonable value determined using the first-in, first-out (FIFO) method. Net realized value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The cost of finished goods and work in process is comprised of material costs, direct labor costs and other direct costs and related production overheads (based on normal operating capacity). As of October 31, 2024, total inventory was $168,299, consisting of work-in-process of $31,418, finished goods of $966 and raw materials of $135,914. As of January 31, 2024, total inventory was $168,605, consisting of work-in-process of $7,466, finished goods of $8,707 and raw materials of $152,432.

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. In connection with the Company’s acquisition of 4P Therapeutics LLC in 2018, the Company recorded Goodwill of $1,719,235. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. During the years ended January 31, 2024, and 2023, the Company recorded an impairment charge of $-0- and $327,326, respectively, reducing the Active Intelligence LLC Goodwill to $3,302,478. As of October 31, 2024, and January 31, 2024, Goodwill amounted to $5,021,713 and $5,021,713, respectively.

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of October 31, 2024, and 2023, there were 6,922,833 and 2,157,873 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

The Company records net deferred tax assets to the extent they believe these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company was determined that it would be able to realize its deferred income tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

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

3.	PROPERTY AND EQUIPMENT

	October 31,	January 31,
	2024	2024
Lab equipment	$144,585	$144,585
Machinery and equipment	1,384,432	1,292,389
Furniture and fixtures	19,643	19,643
	1,548,660	1,456,617

Less: Accumulated depreciation	(809,030)	(681,693)
Net Property and Equipment	$739,630	$774,924

Depreciation expenses amounted to $127,337 and $133,520 for the nine months ending October 31, 2024, and 2023, respectively. During the nine months ending October 31, 2024, and 2023, depreciation expenses of $94,644 and $101,315, respectively, have been allocated to the cost of goods sold.

4.	NOTES PAYABLE

Notes Payable

Active Intelligence, entered into an agreement with the Carolina Small Business Development Fund for a line of credit of $160,000 due October 16, 2028, with interest of 5% per year. The amount assumed was $139,184. The loan requires monthly payments of principal and interest of $1,697. During the nine months ended October 31, 2024, the Company made $12,007 of principal payments. As of October 31, 2024, the amount due was $73,242, of which $16,743 is current. As of January 31, 2024, the amount due was $85,249.

On April 3, 2022, the Company entered into a retail installment agreement for the purchase of an automobile. The contract price was $32,274, of which $22,795 was financed. The agreement is for five years bearing interest at 2.95% per annum with payments of $410 per month. The loan is secured by automobile. As of October 31, 2024, the amount due was $11,847 of which $4,629 is current. As of January 31, 2024, the amount due was $15,232.

Note payable-related party.

On July 17, 2023, the Company entered an amended Credit Line Note agreement, for an increased $5,000,000 credit line facility to the Company entered on March 17, 2023. Outstanding advances under the Note bears interest at 7% per annum. The promissory note is due and payable in full on March 19, 2026. Interest is payable annually on December 31 of each year during the term of the note. The Company received advances of $300,000 during the nine months ending October 31, 2024. On May 15, 2024, the Company agreed to convert the $300,000 debt. The conversion was made pursuant to the terms of a Conversion Agreement, which provided the conversion of $300,000 of principal and $4,922 of accrued interest. The Company issued 76,230 shares of common stock and 152,460 warrants exercisable at $6.43 per share, resulting in a $368,036 loss on extinguishment. As of October 31, 2024, the balance due was $-0-. The Company recorded interest expense of $4,163 for the nine months ending October 31, 2024.

Secured borrowing liability.

On July 19, 2023, the Company entered into an accounts receivable sale agreement for one of its subsidiaries in connection with a bankruptcy claim. The Company received $106,528 and recorded the transaction as a secured loan payable against the account receivable. The sale of the account receivable balance was to an outside third party, whereby if the bankruptcy court does not pay the balance in full, the Company will owe back the unpaid portion. The loan is classified as a current liability as the Company expects the bankruptcy will be resolved in the next twelve months. The loan bears interest at 10%. For the nine months ending October 31, 2024, the Company recorded interest expense of $7,847.

Interest expenses for the nine months ended October 31, 2024, and 2023, were $17,668 and $52,601, respectively.

5.	INTANGIBLE ASSETS

As of October 31, 2024, and January 31, 2024, intangible assets consisted of intellectual property and trademarks, customer base, and license agreement, net of amortization, as follows:

	October 31,	January 31,
	2024	2024
Customer base	$314,100	$314,100
Intellectual property and trademarks	817,400	817,400

Total	1,131,500	1,131,500

Less: Accumulated amortization	(549,082)	(464,220)

Net Intangible Assets	$582,418	$667,280

Amortization expenses for the nine months ended October 31, 2024, and 2023 amounted to $84,863 and $84,862, respectively.

Total
Year Ended January 31,
2025	$28,288
2026	113,148
2027	113,148
2028	113,148
2029	94,226
2030 and thereafter	120,460
$582,418

6.	RELATED PARTY TRANSACTIONS

Activity during the nine months ended October 31, 2024

a)	During the nine months ended October 31, 2024, options to purchase 450,000 shares of common stock to executives and employees of the Company at a price of $2.37 and $5.99 per share. The options vest immediately and expire in three years. The fair value of the options issued amounted to $553,335 and was expensed during the nine months ended October 31, 2024.

b)	On April 19, 2024, the Company completed an $8,400,000 equity financing with European investors which included two related parties. The two related parties invested a total of $6,420,000 and received 1,605,000 shares of common stock and warrants to purchase 3,210,000 shares of common stock @ $6.43 per share. See Note 7 for further information.

c)	During the nine months ended October 31, 2024, the Company received $300,000 from the credit line facility with TII Jet Services LDA. On May 15, 2024, the Company converted the debt and accrued interest into 76,230 shares of common stock and issued 152,460 warrants to the lender. See Note 4 for further information.

d)	On June 5, 2024, the Company’s Chief Financial Officer exercised 87,500 warrants as a cashless conversion and was issued 60,085 shares of common stock.

Activity during the nine months ended October 31, 2023

a)	On February 1, 2023, options to purchase 30,000 shares of the Company’s common stock were issued to an executive of the Company at a price of $3.975 per share. The options vest immediately and expire in three years. The fair value of the options issued for services amounted to $75,030 and was expensed during the nine months ended October 31, 2023.

b)	On July 17, 2023, the Company entered into an amended Credit Line Note facility with TII Jet Services, LDA, a shareholder of the Company, for a credit facility of $5,000,000 replacing the $2,000,000 facility with the same lender that the Company entered into on March 17, 2023. See Note 4 for further information. TII Jet Services, LDA is owned 100% by a shareholder of the Company.

c)	In September and October 2023, options to purchase 374,500 shares of common stock to executives and directors of the Company at a price of $1.93, $2.12 and $2.65 per share. The options vest immediately and expire in three years. The fair value of the options issued amounted to $424,826 and was expensed during the nine months ended October 31, 2023.

d)	On October 31, 2023, warrants to purchase 87,500 shares of the Company’s common stock were issued to the Company’s Chief Financial Officer at a price of $1.93 per share. The warrant expires in three years. The fair value of the warrants issued amounted to $93,450 and was expensed during the nine months ended October 31, 2023.

7.	STOCKHOLDERS’ EQUITY

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

Activity during the Nine Months Ended October 31, 2024

(a)	As of October 31, 2024, the Company holds zero shares of treasury stock. On September 10, 2024, 10,000 shares of treasury stock held by the Company were issued to an investor relations firm for services rendered. The Company recorded an expense of $38,700 during the nine months ended October 31, 2024, in connection with the transaction.

(b)	On April 19, 2024, the Company completed an $8,400,000 equity financing with European investors (the “Offering”) of 2,100,000 units (“Units”), at a price of $4.00 per Unit, consisting of one share of common stock (“Shares”) and a Warrant to purchase two Shares of common stock, the Warrant having an exercise price of $6.43, are exercisable by payment of the exercise price in cash only and expire April 19, 2029, five years from the date of issuance (“Warrants”). The offering was made solely to investors residing outside the United States and was not registered under the Security Act of 1933, as amended, (the “Security Act”), or the security law of any jurisdiction, including outside the United States, but was made privately by the Company pursuant to the exemptions from registration provided in the SEC’s Regulation S and other exemptions under the Securities Act.

(c)	On May 15, 2024, the Company agreed to convert $300,000 of debt and $4,922 of accrued interest under the Credit Line Note agreement. The conversion was made pursuant to the terms of a Conversion Agreement, which provided the conversion of the debt and accrued interest. Company issued 76,230 shares of common stock and 152,460 warrants exercisable at $6.43 per share resulting in a loss on settlement of $368,036.

(d)	On June 5, 2024, the Company’s Chief Financial Officer exercised 87,500 warrants as a cashless conversion and was issued 60,085 shares of common stock.

Activity during the Nine Months Ended October 31, 2023

(a)	As of October 31, 2023, the Company held 10,000 of its shares comprising $32,641 of treasury stock. There was no activity during the nine months ended October 31, 2023.

8.	OPTIONS and WARRANTS

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

On June 5, 2024, the Company’s Chief Financial Officer exercised 87,500 warrants as a cashless conversion and issued 60,085 shares of common stock.

On September 10, 2024, the Company issued 50,000 warrants to an investor relations firm. The warrants are exercisable at a price of $4.00 per share and expire three years from the date of issuance. The Company recorded a non-cash expense of $94,650 during the nine months ended October 31, 2024. The agreement is for twelve months and includes the issuance of 10,000 treasury shares and monthly payments of $12,500. The warrants and shares vest immediately and because they are non-forfeitable, the expense was recognized immediately.

The Company used the Black Scholes valuation model to record fair value of the value of the warrants issued during the nine months ended October 31, 2024. The valuation model used a dividend rate of 0%; expected terms of 1.5-2.5 years; volatility rates of 105.98%-145.05%; and risk-free rates of 3.65%-4.45%.

The following table summarizes the changes in the warrants outstanding and the related price of the shares of the Company’s common stock issued to non-employees of the Company during the nine months ended October 31, 2024.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2023	1,307,671	$6.43	3.34 years	$-

Granted	175,833	2.28	2.97 years	-

Expired/Cancelled	(200,466)	6.33	-	-

Exercised	-	-	-	-

Outstanding, January 31, 2024	1,283,038	5.88	2.97 years	-

Granted	4,402,460	6.40	4.72 years	-

Expired/Cancelled	-	-	-	-

Exercised	(87,500)	1.93	-	-

Outstanding- October 31, 2024	5,597,998	$6.35	3.93 years	$314,199

Exercisable - October 31, 2024	5,597,998	$6.35	3.93 years	$314,199

The following table summarizes additional information relating to the warrants outstanding as of October 31, 2024:

		Weighted Average	Weighted Average		Weighted Average
Range of Exercise	Number	Remaining Contractual	Exercise Price for Shares	Number	Exercise Price for Shares	Intrinsic
Prices	Outstanding	Life (Years)	Outstanding	Exercisable	Exercisable	Value

$4.00	80,000	3.04	$4.00	80,000	$4.00	$65,700
$6.43	5,434,665	3.96	$6.43	5,434,665	$6.43	$-
$1.93	58,333	1.99	$1.93	58,333	$1.93	$248,499
$7.50	25,000	3.02	$7.50	25,000	$7.50	$-
	5,597,998		$6.35	5,597,998	$6.35	$314,199

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

On March 20, 2024, our Board of Directors adopted an amendment to the Company’s Employee Stock Option Plan (the “Plan”) increasing the number of shares of common stock subject to the Plan (as of March 20, 2024, 875,000 shares) to 1,400,000 shares (the “Amendment”). The Company will submit the Amendment to the Plan to our stockholders for adoption and approval at the 2025 Annual Meeting. If the Amendment is not approved by stockholders within one year of adoption, the increase in shares subject to the Plan will be void, together with any options issued following March 20, 2024, in the period pending approval of the Plan by our stockholders. As of October 31, 2024, 75,166 shares remain available for issuance of options under the Plan.

During the nine months ended October 31, 2024, 450,000 options to purchase shares of the Company’s common stock were issued to executive officers and employees at prices of $2.37- $5.99 per share. The options vest immediately and expire three years from the date of issuance. The fair value of the options issued for services amounted to $553,335 and was recorded during the nine months ended October 31, 2024. The Company used the Black-Scholes valuation model to record the fair value. The valuation model used a dividend rate of 0%; expected term of 1.5 years; volatility rate of 97.83%-114.86%; and a risk-free rate of 3.65%-4.87%.

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

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2023	470,335	$4.13	2.53 years

Granted	404,500	2.18	2.68 years	-

Expired/Cancelled	-	-	-

Exercised	-	-	-

Outstanding, January 31, 2024	874,835	3.23	2.31 years

Granted	450,000	2.74	1.93 years

Expired/Cancelled	-	-	-

Exercised	-	-	-

Outstanding- October 31, 2024	1,324,835	$3.07	1.68 years	$4,139,797

Exercisable - October 31, 2024	1,324,835	$3.07	1.68 years	$4,139,797

The following table summarizes additional information relating to the options outstanding as of October 31, 2024:

			Weighted Average		Weighted Average
Range of Exercise	Number	Weighted Average	Exercise Price for Shares	Number	Exercise Price for Shares	Intrinsic
Prices	Outstanding	Life(Years)	Outstanding	Exercisable	Exercisable	Value

$1.93	214,500	1.99	$1.93	214,500	$1.93	$913,770
$2.12	140,000	1.99	$2.12	140,000	$2.12	$569,800
$2.37	195,000	2.38	$2.37	195,000	$2.37	$744,900
$2.61	195,000	2.38	$2.61	195,000	$2.61	$698,100
$2.65	20,000	1.88	$2.65	20,000	$2.65	$70,800
$2.75	30,000	2.25	$2.75	30,000	$2.75	$103,200
$3.59	35,000	2.92	$3.59	35,000	$3.59	$91,000
$3.75	57,500	1.10	$3.75	57,500	$3.75	$140,300
$3.98	30,000	1.25	$3.98	30,000	$3.98	$66,300
$4.09	78,750	0.75	$4.09	78,750	$4.09	$165,375
$4.12	50,000	1.10	$4.12	50,000	$4.12	$103,500
$4.16	144,085	0.22	$4.16	144,085	$4.16	$292,901
$4.50	58,334	0.75	$4.50	58,334	$4.50	$98,584
$4.58	46,668	0.22	$4.58	46,668	$4.58	$75,267
$5.99	30,000	2.67	$5.99	30,000	$5.99	$6,000
	1,324,837	1.68	$3.07	1,324,837	$3.07	$4,139,797

9.	SEGMENT REPORTING

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

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2024	2023	2024	2023
Net sales
Pocono Pharmaceuticals	$1,497,158	$1,395,667	$645,796	$427,841
4P Therapeutics	-	165,034	-	-
	1,497,158	1,560,701	645,796	427,841
Gross profit
Pocono Pharmaceuticals	457,373	561,083	191,029	161,022
4P Therapeutics	-	119,794	-	(1,301)
	457,373	680,877	191,029	159,721
Operating expenses
Selling, general and administrative-Pocono Pharmaceuticals	494,723	424,139	173,655	151,856
Selling, general and administrative-4P Therapeutics	78,499	92,075	23,896	29,238
Selling, general and administrative-Corporate	1,980,933	2,356,646	539,551	1,175,296
Research and development-4P Therapeutics	2,629,278	1,397,055	880,768	551,053
	5,183,433	4,269,915	1,617,870	1,907,443
Depreciation and Amortization
Pocono Pharmaceuticals	$175,365	$165,632	$60,871	$53,807
Corporate	9,032	10,495	3,011	3,501
4P Therapeutics	27,802	42,255	9,267	9,963
	$212,199	$218,382	$73,149	$67,271

The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere.

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2024	2023	2024	2023
Net sales
United States	$1,497,158	$1,560,701	$645,796	$427,841
Outside the United States	-	-	-	-
	$1,497,158	$1,560,701	$645,796	$427,841

	October 31,	January 31,
	2024	2024
Property and equipment, net of accumulated depreciation
United States	$739,639	$774,924
Outside the United States	-	-
	$739,639	$774,924
Assets
Corporate	$5,678,388	$339,552
Pocono Pharmaceuticals	4,990,605	5,079,293
4P Therapeutics	1,874,209	2,098,309
	$12,543,202	$7,517,154

10.	COMMITMENTS AND CONTIGENCIES

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

Kindeva Drug Delivery Agreement

On January 15, 2024, the Nutriband signed a commercial development and clinical supply agreement for their lead product, Aversa Fentanyl, with Kindeva Drug Delivery, L.P. (“Kindeva”). Kindeva will perform commercial manufacturing process development and manufacturing of clinical supplies for the human abuse liability clinical study required by the FDA in support of a New Drug Application. The new agreement replaces the previous feasibility agreement between the two companies. The estimated cost to complete the commercial development and clinical manufacturing agreement is approximately $8.1 million and the expected timing of FDA submission is twelve to eighteen months. As of October 31, 2024, Nutriband has incurred expenses of $1,789,232. Approximately $6.3 million of costs is expected in the future to finalize the submission to the FDA.

Lease Agreement

On February 1, 2022, Pocono Pharmaceuticals entered into a lease agreement with Geometric Group, LLC for 12,000 square feet of warehouse space currently occupied by Active Intelligence. The monthly rental is $3,000 and the lease expires on January 31, 2025. The lease can be extended for an additional three years at the same monthly rental.

Sorrento Therapeutics, Inc. Agreement

On July 25, 2023, 4P Therapeutics assigned its claim under the bankruptcy proceedings from Sorrento Therapeutics Inc. and received proceeds of $106,528. The amount due under the claim was $118,675 and 4P Therapeutics recorded a reserve for bad debts of $118,675 during the year ended January 31, 2024. Under the agreement with the buyer of the claim, 4P Therapeutics will make proportional restitution and/or repayment of the purchase amount to the extent the claim is disallowed, reduced or not paid at the same time or distribution rate as other general unsecured claims against the Debtor are paid. The Company has recorded the amount of the proceeds as a secured loan payable to the factor as of October 31, 2024.

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

Currently, there are no pending hearings or motions as both parties are engaged in discovery and are attempting to resolve the matter amicably. The plaintiffs proposed a settlement offer of $100,000 that was rejected by the Company.

11.	SUBSEQUENT EVENTS

(a)	Subsequent to October 31, 2024, the Company purchased 20,400 shares of its common stock for $99,045 and recorded the transaction as Treasury Stock.

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

On October 5, 2021, the Company, having been approved for the listing of its common stock on The Nasdaq Capital Market effective October 1, 2021, consummated a public offering (the “IPO”) of units (the “Units”), of common stock and warrants that were offered in the IPO on The Nasdaq Capital Market, which included 1,231,200 (each a “Unit”), each Unit consisting of one share of common stock, par value $0.001 per share, and one warrant (each a “Warrant”) at a price of $5.36 per Unit. Each Warrant is immediately exercisable, entitles the holder to purchase one share of common stock at an exercise price of $6.43 and will expire five (5) years from the date of issuance. The underwriters’ over-allotment option was exercised for 184,800 warrants to purchase shares of common stock bringing the total net proceeds to the Company from the IPO to $5,836,230. The shares of common stock and Warrants were separately transferred immediately upon issuance. As of October 31, 2024, 457,794 Warrants issued in the IPO have been exercised, with net proceeds to the Company of $2,942,970.

On November 1, 2021, The Board of Directors adopted the 2021 Employee Stock Option Plan (the “Plan”). The Company has reserved 408,333 shares to issue and sell upon the exercise of stock options issued under the Plan. On November 3, 2021, the Company filed a Registration Statement on Form S-8, to register under the Securities Act of 1933, as amended, the 408,333 shares of common stock reserved for issuance under the Plan, and on October 12, 2022, a Post-Effective Amendment to the Form S-8 was filed with the SEC. In accordance with the Plan, on February 1, 2022, the Company reserved an additional 233,333 shares and on February 1, 2023, the Company reserved an additional 233,333 shares. On March 20, 2024, our Board of Directors adopted an amendment to the Company’s 2021 Employees Stock Option Plan (the “Plan”) increasing the number of shares of common stock subject to the plan (as of March 20, 2024 875,000 shares) to 1,400,00 shares (the “Amendment”). The plan adopted by the Board on November 1, 2021, provided for an initial 350,000 shares to issue and sell upon the exercise of stock options issued under the Plan. The Plan provides for an automatic annual increase to be added on February 1 of each year equal to the lesser of (i) 250,000 shares of Common Equity or (ii) five percent (5%) of the total shares of Common Stock outstanding on such date (including for this purpose any shares of Common Stock issuable upon conversion of any outstanding capital equity of the Company) or (iii) such lesser number as determined by the Board. We will submit the Amendment to the Plan to our stockholders for adoption and approval at the 2025 Annual Meeting. If the Amendment is not approved by stockholders within one year of adoption by the increase in shares subject to the Plan will be void, together with any options issued following March 20, 2024, in the period pending approval of the Plan by our stockholders. As of October 31, 2024, 75,166 shares remain available for issuance of options under the Plan.

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

On July 26, 2022, our Board of Directors approved the amendment to our Articles of Incorporation to effect a 7 for 6 forward stock split (the “Stock Split”) of our outstanding common stock. We filed the amendment set forth in a Certificate of Change with the Secretary of State of Nevada on August 4, 2022. The 7:6 forward split was effective for trading purposes on the Nasdaq Capital Market on August 12, 2022. Each shareholder of record as of the August 15, 2022 record date received one (1) additional share of common stock for each six (6) shares held as of the record date. No fractional shares of common stock were issued in connection with the Stock Split. Instead, all shares were rounded up to the next whole share. In connection with the Stock Split, which did not require shareholder approval under the Nevada corporation law, the number of authorized shares of common stock of the Company increased in the same ratio as the shares of outstanding common stock were increased in the Stock Split, from 250,000,000 authorized shares to 291,666,666 authorized shares.

The Company on July 13, 2023, entered into an amended three-year $5,000,000 credit line facility (replacing the $2,000,000 facility that we had entered into on March 19, 2023), drawdowns under which bear interest at the rate of 7% per annum. The credit line provides the Company with available financing through the FDA approval process and into commercial scale manufacturing, for the Company’s patented lead product, AVERSA™ Fentanyl, an abuse-deterrent fentanyl transdermal system.

On December 27, 2023, the Company issued 1,026,720 shares of common stock in conversion of the outstanding $2,000,000 principal amount, plus accrued interest for the Credit Line Note of the Company held TII Jet Services LDA; and on May 14, 2024, TII Jet Services agreed to convert an additional $300,000 of principal of the Credit Line Note plus accrued interest at a conversion price of $4.00 per share, in exchange for the issuance of 76,230 shares of common stock. The fair value of the common stock at the date of issuance was $3.71 per share, which resulted a gain on the settlement of debt of $22,109.

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

Results of Operations

Three Months Ended October 31, 2024 and 2023

For the three months ended October 31, 2024, we generated revenue of $645,796 and our costs of revenue were $454,767. For the three months ended October 31, 2023, we generated revenue of $427,841 and our costs of revenue were $268,920. Our revenue for October 31, 2024, was derived from sales from contract manufacturing services performed in our Pocono Pharmaceuticals (Active Intelligence) segment and $-0- from contract research and development services from our 4P Therapeutics segment. The revenue from the Transdermal Patches segment increased from the prior year as the Company ordered additional equipment to meet the new demand and implemented this equipment during the third quarter. An increase in demand is expected in the balance of the current year. The Company’s contract with Sorrento Therapeutics was completed and 4P Therapeutics devoted most of its time to the development of its Aversa product. Our cost of revenue for our contract research and development services represents our labor cost plus a modest amount of material costs which we passed on to the client.

For the three months ended October 31, 2024, our selling, general and administrative expenses were $737,102 primarily legal, accounting and administrative salaries and non-cash compensation from the issuance of employee stock options compared to $1,330,929 for the three months ended October 31, 2023.The decrease from 2023 is primarily attributable to decreases in professional fees and non-cash equity-based expenses.

During the three months ended October 31, 2024, the Company incurred research and development expenses of its Aversa Fentanyl product of $880,768, primarily of salaries and increases in development costs from Kindeva as compared to $551,503 for the three months ended October 31, 2023.

We incurred interest expenses of $4,031 for the three months ended October 31, 2024, as compared to $40,200 for the three months ended October 31, 2024. The decrease is primarily due to the decrease in the Company’s related party loans.

Interest income for the three months ended October 31, 2024 was $68,235 as compared to $3,765 for the three months ended October 31, 2023. The increase is primarily due to investment of excess cash from the Company’s equity financing.

As a result of the foregoing, we sustained a net loss of $1,362,637 or $(0.12) per share (basic and diluted) for the three months ended October 31, 2024, compared with a loss of $1,759,940, or $(0.22) per share (basic and diluted) for the three months ended October 31, 2023.

Nine Months Ended October 31, 2024 and 2023

For the nine months ended October 31, 2024, we generated revenue of $1,497,158 and our costs of revenue were $1,039,785 resulting in a gross margin of $457,373. For the nine months ended October 31, 2023, we generated revenue of $1,560,701 and our costs of revenue were $879,824, resulting in a gross margin of $680,877. Our revenue for October 31, 2024, was derived from sales from our Transdermal Patches segment and $-0- from contract services from our 4P Therapeutics segment. The revenue from the Transdermal Patches segment decreased from the prior year. An increase in demand is expected in the subsequent quarter. Our cost of revenue for our contract research and development services represents our labor cost plus a modest amount of material costs which we passed on to the client. Our cost of sales decreased during the period for our contract services in comparison to the prior year as our main contract has been completed and the balance of the contract is being recognized with limited additional costs.

For the nine months ended October 31, 2024, our selling, general and administrative expenses were $2,554,155 primarily legal, accounting and non-cash compensation compared to $2,849,399 for the nine months ended October 31, 2023.The decrease from 2023 is primarily attributable to a decrease in investor relations expenses and professional fees.

During the nine months ended October 31, 2024, the Company incurred research and development expenses of its Aversa Fentanyl product of $ 2,629,278 primarily of salaries and increases in development costs from Kindeva as compared to $1,397,055 for the nine months ended October 31, 2023.

We incurred interest expense of $17,668 for the nine months ended October 31, 2024, as compared to $52,601 for the nine months ended October 31, 2023. The decrease is primarily due to the decrease in the Company’s related party debt.

Interest income for the nine months ended October 31, 2024 was $145,585 as compared to $13,830 for the nine months ended October 31, 2023. The increase is primarily due to the investment of excess cash from the Company’s equity financing.

During the nine months ended October 31, 2024, the Company incurred a loss on extinguishment of debt of $368,036 in connection with the issuance of common stock and warrants to a related party debtor.

As a result of the foregoing, we sustained a net loss of $4,966,179 or $0.48)per share (basic and diluted) for the nine months ended October 31, 2024 compared with a loss of $3,604,348, or $0.46 per share (basic and diluted) for the nine months ended October 31, 2023.

Liquidity and Capital Resources

As of October 31, 2024, we had $5,698,187 in cash and cash equivalents and working capital of $4,943,816, as compared with cash and cash equivalents of $492,942 and working capital of $22,770 as of January 31, 2024.

For the nine months ended October 31, 2024, we used cash of $3,387,320 in our operations. The principal adjustments to our net loss of $4,966,179 were depreciation and amortization of $212,199, the issuance of employee stock options and warrants for services in the amount of $686,685 and the loss on extinguishment of debt of $368,036.

For the nine months ended October 31, 2024, we used cash in investing activities of $92,043 primarily for the purchase of equipment.

For the nine months ended October 31, 2024, we provided cash in financing activities of $8,684,608 primarily from the proceeds of $8,400,000 from the sale of common stock and warrants and $300,000 from its line of credit.

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

As of October 31, 2024, the Company had cash and cash equivalents of $5,698,187 and working capital of $4,934,816. For the nine months ended October 31, 2024, the Company incurred a net loss from operations of $4,726,060 and used cash flow from operations of $3,387,320. The Company has generated operating losses since its inception and has relied on sales of securities and issuance of third-party and related-party debt to support cash flow from operations. The Company has used these proceeds to fund operations and will continue to use the funds as needed. In March 2023, the Company entered into a three-year $2,000,000 Credit Line Note facility with a related party, amended on July 13, 2023, to $5,000,000, which will permit the Company to draw down on the credit line to fund the Company’s research and development of its Aversa product. On April 19, 2024, the Company received proceeds of $8,400,000 from an equity financing with European investors.

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

Cash and cash equivalents.

Cash and cash equivalents include cash on hand, cash on deposit in money market accounts. The Company considers short-term highly liquid investments with an original maturity date of three months or less that are not part of an investment pool to be cash equivalents. As of October 31, 2024, the Company had $5,171,000 that exceeded federally insured limits.

Accounts receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-applicable accounts. For the nine months ended October 31, 2024, and 2023, the Company recorded bad debt expenses of $1,200 and $11,836, respectively, for doubtful accounts related to accounts receivable. During the year ended January 31, 2024, the Company entered into an accounts receivable sale agreement for one of its subsidiaries. The Company received $106,528 in funds against an account receivable that is currently a claim in bankruptcy. The net accounts receivable remain on the books of the Company and a corresponding amount has been included as a secured borrowing liability under Notes payable. As of October 31, 2024, the receivable has been reserved in full. If the bankruptcy claim is not paid in full by the debtor, Company is obligated to pay any difference to the factor. The loan bears interest at 10%. The Company adopted ASU 2016-13 during 2013 and implemented the guidance on expected credit losses.

Inventories

Inventories are valued at the lower of cost and reasonable value determined using the first-in, first-out (FIFO) method. Net realized value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The cost of finished goods and work in process is comprised of material costs, direct labor costs and other direct costs and related production overheads (based on normal operating capacity). As of October 31, 2024, total inventory was $168,299, consisting of work-in-process of $31,418, finished goods of $966 and raw materials of $135,914. As of January 31, 2024, total inventory was $168,605, consisting of work-in-process of $7,466, finished goods of $8,707 and raw materials of $134,691.

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. In connection with the Company’s acquisition of 4P Therapeutics LLC in 2018, the Company recorded Goodwill of $1,719,235. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. During the years ended January 31, 2024, and 2023, the Company recorded an impairment charge of $-0- and $327,326, respectively, reducing the Active Intelligence LLC Goodwill to $3,302,478. As of October 31, 2024, and January 31, 2024, Goodwill amounted to $5,021,713 and $5,021,713, respectively.

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of October 31, 2024, and 2023, there were 6,922,833 and 2,157,873 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

The Company records net deferred tax assets to the extent they believe these assets will more likely than not be realized.  In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  In the event the Company was to determine that it would be able to realize its deferred income tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

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

Our business is impacted by the following additional key risks:

●	The FDA regulatory process may take longer and be more expensive than we anticipate without any assurance that we will obtain FDA approval.

●	If we are not able to obtain FDA approval for our lead product, we may not have the resources to develop any other product, and we may not be able to continue in business.

●	We may not be able to launch any products for which we receive FDA marketing approval.

●	We may not be able to establish a distribution network for the marketing and sale of any products for which we receive FDA approval.

●	We may not be able to establish manufacturing facilities in compliance with FDA good manufacturing practices or to enter into manufacturing agreements for the manufacture of our products in an FDA approved manufacturing facility.

●	It may be necessary to us to enter into a joint venture or other strategic relationship in order to develop, perform clinical testing for, manufacture or market any of our proposed products. We may not be able to enter into such a relationship, and any relationship may not be successful, and the other party may have business interests and priorities that are different from ours.

●	We may be unable to accurately estimate anticipated expenses, capital requirements and needs for additional financing;

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities9

In November 2024, the Company purchased 20,400 shares of its common stock for $99,046 and recorded the purchase as Treasury Stock as of  December 2,  2024.

Period	(a) Total number of shares of common stock purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet to be purchased under the plans or programs
November 1 to December 2, 2024	20,400	$4.85	20,400	$900,954

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

NUTRIBAND INC.

December 3, 2024	By:	/s/ Gareth Sheridan
Gareth Sheridan, Chief Executive Officer
(Principal Executive Officer)

December 3, 2024	By:	/s/ Gerald Goodman
Gerald Goodman, Chief Financial Officer
(Principal Financial Officer)