Form 10-K
period 2025-01-31
NutriBand Inc.
filed 2025-04-28
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2025

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $44,975,804 as of July 31, 2024. As of April 25, 2025, the registrant had 11,154,171 shares of common stock outstanding.

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

i

PART I

ITEM 1. BUSINESS.

Overview

Nutriband Inc. (the “Company”, “Nutriband”, “we” or “us”), was incorporated in Nevada in January 2016. Our primary business is the development of a portfolio of transdermal pharmaceutical products. Our development pipeline primarily consists of transdermal products that are based on our proprietary AVERSA™ abuse deterrent transdermal technology that we believe can be incorporated into existing transdermal patches that contain drugs that are susceptible to abuse and misuse such as opioid and stimulant drugs.

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

Recent Developments

On February 13, 2025, we signed an addendum to the Commercial Development and Clinical Supply Agreement for our lead product, Aversa™ Fentanyl, being developed with our partner, Kindeva Drug Delivery, a leading global contract development and manufacturing organization (CDMO) focused on drug-device combination products.  Nutriband and Kindeva have revised their agreement to formalize their exclusive product development partnership and long-term commitment based on shared development costs in exchange for milestone payments. The development work being conducted under this agreement supports the development of Nutriband’s AVERSA™ abuse-deterrent technology in general, which can be utilized to incorporate aversive agents into transdermal patches to prevent the abuse, diversion, misuse, and accidental exposure of drugs with abuse potential including opioids and stimulants.

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

The product development program for AVERSA Fentanyl includes performing preclinical and clinical studies to demonstrate the abuse deterrent properties of the product. The development program is based on the fact that the fentanyl transdermal system is already approved and the only change to the approved product will be to incorporate the AVERSA technology into the patch design with no change being made to the fentanyl drug matrix or its demonstrated safety, patch performance or drug release characteristics. Laboratory studies to be performed consist of in vitro manipulation and chemical extraction studies per FDA guidance. Clinical evaluation consists of a Phase 1 human abuse potential study to demonstrate the abuse potential of the product per FDA guidance. The regulatory path to FDA approval is planned to be a 505(b)(2) NDA submission to access the safety and efficacy information on file for the Duragesic® fentanyl transdermal system as the reference-listed drug and to be able to obtain approval for abuse deterrent claims as a branded pharmaceutical product.

The product development program for the additional AVERSA pipeline products, AVERSA Buprenorphine and AVERSA Methylphenidate, are similar to that of AVERSA Fentanyl, assuming that the AVERSA technology is incorporated into an already approved transdermal patch.

Acquisition of 4P Therapeutics

Pursuant to an acquisition agreement dated April 5, 2018 between us and 4P Therapeutics, on August 1, 2018, we acquired all of the equity interest in 4P Therapeutics from Steven Damon, the owner of 4P Therapeutics. The purchase price of $2,250,000 consisted of 62,500 shares of common stock, valued at $1,850,000, and cash of $400,000. The acquisition agreement requires that we pay Mr. Damon a 6% royalty on any revenue we receive or derive from our utilization or sale of the abuse deterrent intellectual property that we acquired as a part of the assets 4P Therapeutics, including partner license milestones and development payments. The 62,500 shares were issued to Mr. Damon (41,750 shares pre-split) and Dr. Alan Smith (20,750 shares pre-split). In connection with the acquisition, Mr. Damon retained any cash and accounts receivable and assumed any liabilities other than those relating to the ongoing business. Pursuant to the acquisition agreement, we appointed Mr. Damon to our board of directors in April 2018, when we signed the acquisition agreement. Mr. Damon resigned as a director in January 2022.

As a result of the acquisition, the focus of our business changed from the development and marketing outside of the U.S. of consumer transdermal products to the development of 4P Therapeutics’ portfolio of pharmaceutical transdermal products. Our lead product under development is AVERSA® Fentanyl (abuse deterrent fentanyl transdermal system) which we plan to develop to deter the abuse and accidental misuse of fentanyl transdermal patches. Fentanyl is a potent synthetic opioid that is marketed as a transdermal patch for chronic pain management. There are currently several generic fentanyl patches on the market but none of them have abuse deterrent properties. We believe that AVERSA Fentanyl, once approved by the U.S. FDA will significantly deter the abuse and accidental misuse of fentanyl transdermal patches.

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

The prioritization of our portfolio product candidates will be reviewed on an ongoing basis and will take into account technical progress, market potential and R&D funding availability. We cannot assure you that we will be able to develop and obtain FDA approval for any of these potential products or that we can be successful in marketing any such products. The FDA approval process can take many years to complete successfully, and we will require substantial funding for each product that goes through the process. We cannot assure you that we will obtain FDA marketing approval for any of our products.

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

We believe that our abuse deterrent technology can be broadly applied to various transdermal products and our strategy is to follow the development of our AVERSA Fentanyl with the development of additional products for pharmaceuticals that have a risk or history of abuse, misuse or accidental exposure. For example, we believe that our technology can be utilized in other transdermal products to deter the abuse of other drugs such as buprenorphine, an opioid, and methylphenidate, a central nervous system stimulant. Buprenorphine is an opioid used to treat opioid addiction, acute pain and chronic pain. It can be used under the tongue, by injection, as a skin patch, or as an implant. For opioid addiction, it is typically only started when withdrawal symptoms have begun and for the first two days of treatment under direct observation of a health care provider. For longer term treatment of addiction, a combination formulation of buprenorphine/naloxone is recommended to prevent misuse by injection. Methylphenidate, sold under various trade names, such as Ritalin in oral form, and in transdermal patch form known as Daytrana, is a central nervous system stimulant that is used in the treatment of attention deficit hyperactivity disorder and narcolepsy. We plan to develop transdermal delivery systems for buprenorphine and methylphenidate as research and development funding becomes available.

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

Pharmaceutical Manufacturing and Supply

Manufacturing of our pharmaceutical transdermal products will be performed in compliance with FDA current Good Manufacturing Practices (cGMP) and all applicable local regulations. All manufacturing processes and facilities will be subject to review by the FDA during development, prior to approval and during subsequent routine FDA inspections. We plan to continue to rely on contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of our products, if and when approved for marketing by the FDA.

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

The process required by the FDA to receive approval prior to marketing and distributing a drug in the United States generally involves a preclinical phase followed by three phases of clinical trials which culminates in a New Drug Application (NDA) to the FDA for approval. The definition of drug is broadly defined and includes the pharmaceutical products we have in development. Even though the drug used in each of our proposed products is currently approved by the FDA in other dosage forms, we will still need to conduct a development program that will include preclinical and clinical trials before we receive FDA marketing approval. The FDA also has a number of abbreviated approval pathways which, if we are eligible, could shorten the time for approval. For example, the regulatory path for the AVERSA products in development is intended to follow a 505(b)(2) NDA regulatory pathway which may reduce the amount of clinical work that needs to be performed to a single trial to evaluate the abuse potential of the product as the safety and efficacy of the drug has already been established. However, we cannot be certain that we will be able to use any abbreviated approval pathway, in which event we will need to comply with the full regulatory pathway as described below.

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

Nutriband plans to utilize the 505(b)(2) New Drug Application (NDA) regulatory pathway for Aversa Fentanyl which limits the development required for products that contain drugs that have already been approved, and allows applicants to reference data already on file at the FDA. As a result, the NDA application will be primarily based on a single Phase 1 human abuse potential clinical study with no Phase 2 or 3 clinical trials needed. A clinical abuse potential study is typically performed in recreational drug abusers and is designed to demonstrate that the abuse-deterrent product is less preferable to recreational drug abusers than conventional fentanyl patches which contain no abuse-deterrent technology.

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

Intellectual Property

The AVERSA abuse deterrent technology utilized in our AVERSA products is covered by an international intellectual property portfolio with patents issued in 46 countries including the United States, Europe, Japan, Korea, Russia, Mexico, Canada, Australia, and China including the special administrative regions Hong Kong and Macao. These patents provide patent coverage to 2035. We continue to build on our proprietary positions in the United States and internationally for our product candidates AVERSA Fentanyl, AVERSA Buprenorphine and AVERSA Methylphenidate as well as other products and technology that we may have in development.

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

Scientific Publications

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

Market Assessment

The company engaged leading healthcare consulting company Health Advances to assess the market opportunity and commercial strategy for AVERSA™ Fentanyl and AVERSA™ Buprenorphine.

AVERSA Fentanyl is the lead AVERSA product under development and has the potential to be the world’s first fentanyl transdermal system with abuse deterrent properties. Once approved by the United States FDA, Aversa Fentanyl will be priced competitively with the non-abuse deterrent patches currently on the market and has the potential to reach peak annual US sales of $80-200 million according to the assessment performed by Health Advances in January 2022. This assessment did not include the impact of the revised CDC Opioid Prescribing Guidelines which were published in November 2022 that encouraged prescribers to implement comprehensive and holistic pain management including responsible opioid use particularly for patients with moderate to severe chronic pain. Health Advances was able to confirm the significant unmet patient need for AVERSA Fentanyl based on rigorous primary and secondary market research accompanied with deep experience in the abuse deterrence pain space. Nutriband is also considering developing the product for strategic international markets as protected by its global abuse deterrent patent portfolio.

AVERSA Buprenorphine is the second AVERSA product under development and has the potential to be the world’s first buprenorphine transdermal system with abuse deterrent properties. Once approved by the United States FDA, Aversa Buprenorphine will be priced competitively with non-abuse deterrent options and has the potential to reach peak annual US sales of $70-130 million according to the assessment performed by Health Advances in October 2023. Health Advances was able to confirm the significant unmet patient need for Aversa Buprenorphine based on rigorous primary and secondary market research accompanied with deep experience in the abuse deterrence pain space. Nutriband is also considering developing the product for strategic international markets as protected by its global abuse deterrent patent portfolio.

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

As our development pipeline includes products that contain opioids (AVERSA Fentanyl and AVERSA Buprenorphine), we continually monitor the market for opioid products, particularly in the United States. It is important that pharmaceutical companies engaged in the distribution and sale of opioids, in particular for the treatment of chronic pain, promote responsible opioid use. In 2022, the CDC revised its clinical practice guideline for prescribing opioids to ease the restrictions on prescribers and encourage responsible opioid use particularly for patients with moderate to severe pain. Our abuse deterrent opioid products potentially offer a unique proposition to meet the unmet needs of patients by deterring the abuse and misuse of opioids while making opioids accessible to those patients who need them. If approved, our AVERSA pipeline products will compete with the currently marketed products that do not contain abuse deterrent features as well as other products that may employ different abuse deterrent technology. We may also have to compete with products being developed that do not contain opioids or drugs that are susceptible to abuse. We are not aware of any abuse deterrent transdermal products that are in development or being marketed at this time. If we obtain regulatory approval to market our products, we cannot assure you that we will be successful in the marketplace.

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

Risks Concerning our Business

There is economic uncertainty concerning economic policies being pursued by the new administration in the United States that may affect the costs and timing of the process of bringing our products to market through approvals with the FDA.

Our operating results are affected by the current political and economic uncertainties related to the economy of the United States, the domestic pharmaceutical industry and world economies. Future conditions may also adversely affect our pricing strategy, promotional activities and our profitability and margins. Additionally, many of the effects and consequences of U.S. and global financial and economic conditions could potentially have a material adverse effect on our liquidity and capital resources, including the ability to raise additional capital, if needed, or could otherwise negatively affect our business and financial results. Market instability could make it more difficult for us and our suppliers to accurately forecast future product demand trends. Additionally, inflationary factors such as increases in the costs to purchase products, acquire product rights and overhead costs may adversely affect our operating results.

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

Our lead product is our abuse deterrent fentanyl transdermal system, and we are devoting our resources primarily to developing this product to enable us to obtain FDA approval so as to be able to market the product. If we are not able to obtain necessary financing to develop our product, obtain FDA marketing approval and market this product successfully, we may not have the resources to develop additional products, and we may not be able to continue in business.

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

Risk of delays at FDA due to restructuring and layoffs.

Changes at the Food and Drug Administration (FDA) and other federal agencies under the incoming Trump administration include implementing a hiring freeze and employee layoffs by executive orders and other measures implemented by the Department of Government Efficiency, may lead to new policies, changes in the regulations, and disruption of normal operations of the FDA and other agencies, any of which may adversely impact our clinical development plans and business operations. Disruptions at the FDA may lead to slower response times and longer review periods, potentially affecting our ability to progress with development of our product candidates or obtain timely regulatory approval for our product candidates. Changes in regulations may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict.

Risk of increased tariffs on foreign goods.

The United States government has imposed tariffs on foreign goods being imported into the United States.  Although our Company does not plan to sell any pharmaceutical products in the United States that are manufactured overseas, some of the raw materials used in our products under development are obtained from foreign manufacturers.  An increase in the costs of any of the raw materials used in our products under development could be detrimental to our commercial forecasts and projected profit margins which are based in part on our ability to price our products competitively with existing products marketed in the United States.

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

We may also encounter delays if a clinical trial is suspended or terminated by us or our CDMO, by the independent review boards of the institutions in which such trials are being conducted, by the trial’s data safety monitoring board, or by the FDA. Such authorities may suspend or terminate one or more of our clinical trials due to a number of factors, including our failure to conduct the clinical trial in accordance with relevant regulatory requirements or clinical protocols, inspection of the clinical trial operations or trial site by the FDA resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

Our ability to finance our operations and generate revenues depends on the clinical and commercial success of our abuse deterrent fentanyl transdermal system and our other related product candidates, and failure to achieve such success will negatively impact our business.

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

We have expanded our business by acquisition, and we may make acquisitions in the future. Acquisitions may lead to our acquiring assets the value of which is not commensurate with the purchase price we paid. For example, in 2017, we issued 1,458,333 shares of common stock, valued at $2,500,000, in connection with our proposed acquisition of Advanced Health Brands, Inc., but the stock of Advanced Health Brands was never transferred to us and the value of the intellectual property we were to have acquired did not have the value we anticipated, with the result that we incurred a $2,500,000 impairment loss in the year ended January 31, 2018. In September 2018, we entered into an agreement to acquire Carmel Biosciences Inc., and in November 2018, we terminated the agreement. We previously entered into another acquisition agreement which was rescinded shortly after the agreement was executed. We cannot assure you that any acquisition we complete will be successful or that any acquisition agreement we may enter into will result in an acquisition. An acquisition can be unsuccessful for a number of reasons, including the following:

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

We are dependent upon Gareth Sheridan, our chief executive officer, Serguei Melnik, our president and Dr. Alan Smith, our chief operating officer who is president of 4P Therapeutics. Although these officers have employment agreements with us, the employment agreements do not guarantee that the officer will continue with us. The loss of Mr. Sheridan, Mr. Melnik or Dr. Smith would materially impair our ability to conduct our business.

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

We will need to raise substantial funds in order to develop our products. In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that maybe based on a discount from market at the time of issuance. Stockholders will incur dilution upon exercise of any outstanding stock options, warrants or upon the issuance of shares of common stock under our present and future stock incentive programs. In addition, the sale of shares and any future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the price of our common stock. We cannot predict the effect, if any, that market sales of those shares of common stock or the availability of those shares of common stock for sale will have on the market price of our common stock.

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

Following an investigation into the accuracy of statements in our Form 10 registration statement filed June 2, 2016, as amended, and our Form 10-K annual report filed May 8, 2017 that did not accurately reflect the FDA’s jurisdiction over our consumer products and did not disclose that we could not legally market these products in the United States, a Wells notice which we, our chief executive officer and our chief financial officer, received on August 10, 2017 and a Wells submission which we and the officers submitted in response to the Wells notice, the SEC, on December  26, 2018, announced that it has accepted our settlement offer and instituted settled an administrative cease-and-desist proceeding against us and our chief executive officer and chief financial officer. The SEC’s administrative order, dated December 26, 2018, finds that we and the officers consented – without admitting or denying any findings by the SEC — to cease-and-desist orders against them for violations by us of Sections 12(g) and 13(a) of the Securities Exchange Act of 1934 and Rules 12b-20 and 13a-1 thereunder, which require issuers to file accurate registration statements and annual reports with the Commission; violations by the officers for causing our violations of the above issuer reporting provisions; and violations by the officers of Rule 13a-14 of the Exchange Act, which requires each principal executive and principal financial officer of issuers to attest that annual reports filed with the SEC do not contain any untrue statements of material fact. In addition to consenting to the cease-and-desist orders, the officers have each agreed to pay a $25,000 civil penalty to resolve the investigation. The administrative order does not impose a civil penalty or any other monetary relief against us. The settlement may affect the market for and the market price of our common stock.

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

Our officers and directors as a group beneficially own approximately 54% of our common stock as of April 25, 2025. As a result, they have the effective power using their contacts with a limited number of other shareholders to elect all of our directors and to approve any action requiring stockholder approval.

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

Currently, there are no pending hearings or motions, and the case is in the discovery stage. In early 2024, the plaintiffs proposed a settlement offer of $100,000. The Company has not responded to that settlement offer.

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

Shareholders of Record

As of April 25, 2025, we had approximately 118 holders of record of our common stock; our Warrants are held in book entry form by the Depository Trust Corporation, which is the holder of record of all of the publicly-traded warrants, based upon data provided by our transfer agent. The transfer agent for the common stock is Equiniti Trust Company, LLC, 6201 15th Ave, Brooklyn, NY 11219, telephone (800) 937-5449.

Dividends

We have not declared any cash dividends at any time, and we do not anticipate declaring any cash dividends in the foreseeable future.

Sales of Unregistered Securities

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

Date	Title and Amount (1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
1/23/2025	Three Year Option to Purchase 17,667 shares of Common Stock at an exercise price of $7.34 per share.	Gerald Goodman	NA	$129,675.78 /NA
1/23/2025	Three Year Option to Purchase 17,667 shares of common stock at an exercise price of $7.34 per share.	Alan Smith	NA	$129,675.78 /NA
1/23/2025	Three Year Option to Purchase 17,667 shares of common stock at an exercise price of $7.34 per share.	Dianna Mather	NA	$129,675.78 /NA
1/23/2025	Three Year Option to Purchase 17,667 shares of common stock at an exercise price of $7.34 per share.	Mike Myer	NA	$129,675.78 /NA
1/23/2025	Three Year Option to Purchase 13,583 shares of common stock at an exercise price of $7.34 per share.	Stefani Mancas	NA	$99,699.22 /NA
1/23/2025	Three Year Option to Purchase 15,333 shares of common stock at an exercise price of $7.34 per share.	Radu Bujoreanu	NA	$112,544.22/NA
1/23/2025	Three Year Option to Purchase 11,833 shares of common stock at an exercise price of $7.34 per share.	Vselovod Grigore	NA	$86,854.22/NA
1/23/2025	Three Year Option to Purchase 17,667 shares of common stock at an exercise price of $7.34 per share.	Tyler Overk		$129,675.78 /NA
1/23/2025	Three Year Option to Purchase 29,333 shares of common stock at an exercise price of $8.07 per share.	Gareth Sheridan	NA	$236,717.31 /NA
1/23/2025	Three Year Option to Purchase 29,333 shares of common stock at an exercise price of $8.07 per share.	Serguei Melnik	NA	$236,717.31/ NA
1/23/2025	Three Year Option to Purchase 17,667 shares of common stock at an exercise price of $7.34 per share.	Jeff Patrick	NA	$129,675.78 /NA
1/23/2025	Three Year Option to Purchase 17,667 shares of common stock at an exercise price of $7.34 per share.	Patrick Ryan	NA	$129,675.78 /NA
1/23/2025	Three Year Option to Purchase 16,500 shares of common stock at an exercise price of $7.34 per share	Mark Hamilton	NA	$121,110.00/NA

Issuer Purchases of Equity Securities

The following table sets forth purchases in the market by the Company of 32,400 shares of its common stock in its fourth fiscal quarter ended January 31, 2025 and recorded the purchase as Treasury Stock.

Period	(a) Total number of shares of common stock purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans of programs	(d) Maximum number (or approximate dollar value) of shares that may yet to be purchased under the plans or programs
January 2025	32,400	$4.57	32,400	$854,455

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

On March 20, 2024, our Board of Directors adopted an amendment to the Company’s 2021 Employees Stock Option Plan (the “Plan”) increasing the number of shares of common stock subject to the Plan (as of March 20, 2024) to 1,400,00 shares (the “Amendment”). The Plan adopted by the Board on November 1, 2021, provided for an initial 350,000 shares to issue and sell upon the exercise of stock options issued under the Plan.. We submitted the Amendment to the Plan to our stockholders for adoption and approval at the 2025 Annual Meeting, increasing the authorized number of shares of common stock available for issuance of options to 1,400,000 shares, which Amendment was approved by our stockholders at the meeting.

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

Years Ended January 31, 2025 and 2024

For the year ending January 31, 2025, we generated revenue of $2,139,537 and our costs of revenue were $1,396,220 resulting in a gross margin of $743,317. For the year ending January 31, 2024, we generated revenue of $2,085,314 and our costs of revenue were $1,223,209 resulting in a gross margin of $862,105. Our revenue for the year ended January 31, 2025, was derived from sales from our Pocono Pharmaceuticals segment and $-0- from contract research and development services from our 4P Therapeutics segment. The revenue from the Pocono Pharmaceuticals segment remained relatively constant from the prior year. An increase in demand is expected in the subsequent year. There were no sales in our 4P Therapeutics segment in the current year due to a shift in focus and the main contract wound down in the prior year. The decline in gross margin is due primarily to lower margins on tape sales.

For the year ending January 31, 2025, our selling, general and administrative expenses were $4,313,810, primarily salaries and wages, public relations, legal, accounting, and non-cash compensation from the issuance of warrants and employee stock options, compared to $3,773,606 for the year ending January 31, 2024. The increase from 2024 is primarily due to an increase in non-cash compensation and public relations.

During the year ending January 31, 2025, the Company incurred research and development expenses for its Aversa Fentanyl product of $3,119,134, primarily due to labor and material costs incurred at our contract manufacturer, Kindeva Drug Delivery, as compared to $1,960,425 for the year ending January 31, 2024.

During the year ending January 31, 2025, the Company recorded an impairment charge of $3,595,216 reducing the value of its Goodwill and intangible assets. The impairment charge reflected an updated valuation primarily of the Company’s Goodwill.

During the year ending January 31, 2025, the Company incurred a loss on extinguishment of debt of $368,036 in connection with issuance of common stock and warrants to a related party debtor. During the year ending January 31, 2024, the Company incurred a loss on extinguishment of debt of $554,423, consisting primarily of the loss on the conversion of $2,000,000 of credit line note into 1,026,750 shares of the Company’s common stock.

We incurred interest expense of $21,407 for the year ending January 31, 2025, as compared to $75,815 for the year ended January 31, 2024. The decrease is primarily due to the decrease in the Company’s related party credit line note.

Interest income for the year ending January 31, 2025, was $191,669 as compared to $16,850 for the year ending January 31, 2024. The increase is primarily due to the investment of excess cash from the Company’s equity financing.

As a result of the foregoing, we sustained a net loss of $10,482,617, or $(0.99) per share (basic and diluted) for the year ended January 31, 2025, compared with a loss of $5,485,314, or $(0.69) per share (basic and diluted) for the year ended January 31, 2024.

Liquidity and Capital Resources

As of January 31, 2025, we had $4,311,719 in cash and cash equivalents and working capital of $3,811,420, as compared with cash and cash equivalents of $492,942 and working capital of $22,770 as of January 31, 2024.  On April 19, 2024, the Company completed an $8,400,000 equity financing with European investors (the “Offering”) of 2,100,000 units (“Units”), at a price of $4.00 per Unit, each Unit consisting of one share of common stock (“Shares”) and a Warrant to purchase two Shares of common stock.

For the year ending January 31, 2025, we used cash of $4,626,564 in our operations. The principal adjustments to our net loss of $10,284,483 were an impairment charge of $3,595,216, depreciation and amortization of $285,054, net loss on extinguishment of debt of $368,036 and stock-based compensation of $1,542,285.

For the year ending January 31, 2025, we used cash in investing activities of $92,043 primarily for the purchase of equipment.

For the year ending January 31, 2025, we provided cash in financing activities of $8,537,384, primarily from the proceeds of $8,400,000 from the sale of common stock and warrants and $300,000 from its line of credit.

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

As of January 31, 2025, the Company had cash and cash equivalents of $4,311,719 and working capital of $3,811,420. For the year ended January 31, 2025, the Company incurred a net loss from operations of $10,284,843 and used cash flow from operations of $4,626,564. The Company has generated operating losses since its inception and has relied on sales of securities and the issuance of third-party and related-party debt to support cash flow from operations. The Company has used these proceeds to fund operations and will continue to use the funds as needed. In March 2023, the Company entered into a three-year $2,000,000 Credit Line Note facility with a related party, amended on July 13, 2023, to $5,000,000, which will permit the Company to draw down on the credit line to fund the Company’s research and development of its Aversa product. On April 19, 2024, the Company received proceeds of $8,400,000 from equity financing with European investors.

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

Cash and cash equivalents.

Cash and cash equivalents include cash on hand, snd cash on deposit in money market accounts. The Company considers short-term highly liquid investments with an original maturity date of three months or less that are not part of an investment pool to be cash equivalents. As of January 31, 2025, the Company had $3,804,000 that exceeded federally insured cash balance limits.

Accounts receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make the required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-applicable accounts. For the years ended January 31, 2025, and 2024, the Company recorded bad debt expenses of $1,200 and $11,836, respectively, for doubtful accounts related to accounts receivable. During the year ended January 31, 2024, the Company entered into an accounts receivable sale agreement for one of its subsidiaries. The Company received $106,528 in funds against an account receivable that is currently a claim in bankruptcy. The net accounts receivable remain on the books of the Company and a corresponding amount has been included as a secured borrowing liability under Notes payable. As of January 31, 2025, the receivable has been reserved in full. If the bankruptcy claim is not paid in full by the debtor, Company is obligated to pay any difference to the factor. The loan bears interest at 10%. The Company adopted ASU 2016-13 during 2013 and implemented the guidance on expected credit losses.

Inventories

Inventories are valued at the lower of cost and reasonable value determined using the first-in, first-out (FIFO) method. Net realized value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The cost of finished goods and work in process is comprised of material costs, direct labor costs and other direct costs and related production overheads (based on normal operating capacity). As of January 31, 2025, total inventory was $212,041, consisting of work-in-process of $46,255, finished goods of $16,609 and raw materials of $149,177. As of January 31, 2024, total inventory was $168,605, consisting of work-in-process of $7,466, finished goods of $8,707 and raw materials of $152,432.

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

Lab Equipment	5-10 years
Furniture and fixtures	3-5 years
Machinery and equipment	5-20 years

Intangible Assets

Intangible assets include trademarks, intellectual property and customer base acquired through business combinations. The Company accounts for Other Intangible Assets under the guidance of ASC 350, “Intangibles-Goodwill and Other.” The Company capitalizes certain costs related to patent technology. A substantial component of the purchase price related to the Company’s acquisitions has also been assigned to intellectual property and other intangibles. Under the guidance, other intangible assets with definite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are tested annually for impairment. Trademarks, intellectual property and customer base are being amortized over their estimated useful lives of ten years. During the year ending January 31, 2025, the Company recorded an impairment charge of $293,038 to its Intellectual property.

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. In connection with the Company’s acquisition of 4P Therapeutics LLC in 2018, the Company recorded Goodwill of $1,719,235. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. During the years ending January 31, 2025 and 2024, the Company recorded an impairment charge of $3,302,478 and $-0-, respectively, reducing the Active Intelligence LLC Goodwill to $-0-. As of January 31, 2025, and 2024, Goodwill amounted to $1,719,535 and $5,021,713, respectively.

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of January 31, 2025, and 2024, there were 6,920,641 and 2,157,873 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

January 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nutriband Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nutriband Inc. and subsidiaries (“the Company”) as of January 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole, and we are not, by communicating the critical matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

Critical Audit Matter Description

As described in note 2 to the consolidated financial statements, the Company tests goodwill for impairment annually at the reporting unit level, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Reporting units are tested for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount, not to exceed the associated carrying amount of goodwill. The Company utilized a third-party valuation specialist to assist in the preparation of the impairment assessment related to the Active Intelligence reporting unit which had a goodwill balance of approximately $3.3 million prior to the impairment assessment. The Company’s annual impairment test occurred on January 31, 2025 and resulted in full impairment of this goodwill balance associated with the Active Intelligence reporting unit.

We identified the evaluation of the impairment analysis for goodwill related to the Active Intelligence reporting unit as a critical audit matter because of the significant estimates and assumptions management or the third-party valuation specialist used in the discounted cash flow analysis and the valuation of the reporting unit for determining the fair value of the reporting unit. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

●	Testing management’s process for developing the fair value of the Active Intelligence reporting unit.

●	Evaluating whether the valuation technique (discounted cash flow model) applied was appropriate.

●	Evaluating the appropriateness of the discounted cash flow model utilized by the Company.

●	Testing the completeness and accuracy of underlying data used in the fair value estimate.

●	Evaluating the significant assumptions provided by management related to revenues, EBITDA, income taxes, long term growth rate, and discount rate to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

●	Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the discounted cash flow model.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2016.

Draper, UT

April 28, 2025

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,
ASSETS	2025	2024

CURRENT ASSETS:
Cash and cash equivalents	$4,311,719	$492,942
Accounts receivable-net	73,847	148,649
Inventory	212,041	168,605
Prepaid expenses	196,658	211,667
Total Current Assets	4,794,265	1,021,863

PROPERTY & EQUIPMENT-net	695,063	774,924

OTHER ASSETS:
Goodwill	1,719,535	5,021,713
Operating lease right of use asset	-	31,374
Intangible assets-net	261,092	667,280

TOTAL ASSETS	$7,469,955	$7,517,154

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$698,821	$680,132
Deferred revenue	155,880	157,502
Operating lease liability-current portion	-	34,276
Notes payable-current portion	128,144	127,183
Total Current Liabilities	982,845	999,093

LONG-TERM LIABILITIES:
Note payable-net of current portion	58,205	79,826
Total Liabilities	1,041,050	1,078,919

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 291,666,666 shares authorized; 11,107,210 and 8,869,870 shares issued at January 31,2025 and 2024, respectively,
11,074,810 and 8,859,870 shares outstanding as of January 31, 2025 and 2024, respectively	11,075	8,860
Additional paid-in-capital	45,029,317	34,442,339
Accumulated other comprehensive loss	(304)	(304)
Treasury stock, 32,400 and 10,000 shares at cost, as of January 31, 2025 and 2024, respectively	(148,547)	(32,641)
Accumulated deficit	(38,462,636)	(27,980,019)
Total Stockholders’ Equity	6,428,905	6,438,235

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,469,955	$7,517,154

See accompanying notes to the consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	January 31,
	2025	2024

Revenue	$2,139,537	$2,085,314

Costs and expenses:
Cost of revenues	1,396,220	1,223,209
Research and development	3,119,134	1,960,425
Goodwill and intangibles impairment	3,595,216	-
Selling, general and administrative	4,313,810	3,773,606
Total Costs and Expenses	12,424,380	6,957,240

Loss from operations	(10,284,843)	(4,871,926)

Other income (expense):
Interest income	191,669	16,850
Loss on extinguishment of debt	(368,036)	(554,423)
Interest expense	(21,407)	(75,815)
Total other income (expense)	(197,774)	(613,388)

Loss before provision for income taxes	(10,482,617)	(5,485,314)

Provision for income taxes	-	-

Net loss	$(10,482,617)	$(5,485,314)

Net loss per share of common stock-basic and diluted	$(0.99)	$(0.69)

Weighted average of common shares outstanding
- basic and diluted	10,607,477	7,954,105

See accompanying notes to the consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Year Ended January 31, 2025

					Accumulated
		Common Stock		Additional	Other
	Total	Number of shares	Amount	Paid In Capital	Comprehensive Income(Loss)	Accumulated Deficit	Treasury Stock
Balance, February 1, 2024	$6,438,235	8,859,870	$8,860	$34,442,339	$(304)	$(27,980,019)	$(32,641)
Proceeds from sale of common stock and warrants	8,400,000	2,100,000	2,100	8,397,900.00
Issuance of common stock and warrants for note payable	672,958	76,230	76.00	672,882.00
Treasury stock and warrants issued for services	133,350	10,000	10	100,699			32,641
Options issued for services	1,408,935	-	-	1,408,935	-	-	-
Purchase of treasury stock	(148,547)	(32,400)	(32)	32			(148,547)
Exercise of warrants	6,591	61,110	61	6,530
Net loss	(10,482,617)	-	-	-	-	(10,482,617)	-
Balance, January 31, 2025	$6,428,905	11,074,810	$11,075	$45,029,317	$(304)	$(38,462,636)	$(148,547)

Year Ended January 31, 2024

					Accumulated
		Common Stock		Additional	Other
	Total	Number of shares	Amount	Paid In Capital	Comprehensive Income(Loss)	Accumulated Deficit	Treasury Stock
Balance, February 1, 2023	$8,572,990	7,833,150	$7,833	$31,092,807	$(304)	$(22,494,705)	$(32,641)
Warrants issued for services	242,840	-	0	242,840	-	-	-
Options issued for services	499,856	-	0	499,856	-	-	-
Issuance of common stock for note payable and interest	2,607,863	1,026,720	1,027	2,606,836	-	-	-
Net loss	(5,485,314)	-	-	-	-	(5,485,314)	-
Balance, January 31, 2024	$6,438,235	8,859,870	$8,860	$34,442,339	$(304)	$(27,980,019)	$(32,641)

See accompanying notes to the consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	January 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(10,482,617)	$(5,485,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	285,054	287,722
Operating lease expense	31,374	31,380
Loss on extinguishment of debt	368,036	554,423
Reserve for doubtful accounts	-	118,365
Goodwill and intangibles impairment	3,595,216	-
Stock-based compensation-warrants	133,350	242,840
Stock-based compensation-options	1,408,935	499,856
Changes in operating assets and liabilities:
Accounts receivable	74,802	(153,969)
Prepaid expenses	15,009	154,258
Inventories	(43,436)	60,730
Deferred revenue	(1,622)	(5,401)
Operating lease liability	(34,276)	(31,292)
Accounts payable and accrued expenses	23,611	198,893
Net Cash Used In Operating Activities	(4,626,564)	(3,527,509)

Cash flows from investing activities:
Purchase of equipment	(92,043)	(51,761)
Net Cash Used in Investing Activities	(92,043)	(51,761)

Cash flows from financing activities:
Proceeds from note payable-related party	300,000	2,000,000
Proceeds from secured borrowing liability	-	106,528
Proceeds from sale of common stock and exercise of warrants	8,406,591	-
Payment on note payable	(20,660)	(19,756)
Purchase of treasury stock	(148,547)	-
Net Cash Provided by Financing Activities	8,537,384	2,086,772

Net change in cash	3,818,777	(1,492,498)

Cash and cash equivalents - Beginning of period	492,942	1,985,440

Cash and cash equivalents - End of period	$4,311,719	$492,942

Supplementary information:

Cash paid for:
Interest	$5,631	$7,352

Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Cashless conversion of warrant	$60	$-

Debt settlement issued by the issuance of common stock and warrants	$672,958	$-

Issuance of common stock for extinguishment of debt	$-	$2,607,863

See accompanying notes to the consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

as of and for the Years Ending January 31, 2025 and 2024

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

On August 1, 2018, the Company acquired 4P Therapeutics LLC (“4P Therapeutics”) for $2,250,000, consisting of 250,000 shares of common stock, valued at $1,850,000, and $400,000, and a royalty of 6% on all revenue generated by the Company from the abuse deterrent intellectual property that had been developed by 4P Therapeutics payable to the former owner of 4P Therapeutics. The former owner of 4P Therapeutics was a director of the Company from April 2018, when the Company entered into an agreement to acquire 4P Therapeutics until he resigned as a director in January 2022.

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

On August 25, 2020, the Company formed Pocono Pharmaceuticals Inc. (“Pocono Pharmaceuticals”), a wholly owned subsidiary of the Company. On August 31, 2020, the Company acquired certain assets and liabilities associated with the Transdermal, Topical, Cosmetic, and Nutraceutical businesses of Pocono Coated Products LLC (“PCP”). The net assets were contributed to Pocono Pharmaceuticals. Included in the transaction, Pocono Pharmaceuticals also acquired 100% of the membership interests of Active Intelligence LLC (“Active Intelligence”).

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

As of January 31, 2025, the Company had cash and cash equivalents of $4,311,719 and working capital of $3,811,420. For the year ended January 31, 2025, the Company incurred a net loss from operations of $10,284,843 and used cash flow from operations of $4,626,564. The Company has generated operating losses since its inception and has relied on sales of securities and the issuance of third-party and related-party debt to support cash flow from operations. The Company has used these proceeds to fund operations and will continue to use the funds as needed. In March 2023, the Company entered into a three-year $2,000,000 Credit Line Note facility with a related party, amended on July 13, 2023, to $5,000,000, which will permit the Company to draw down on the credit line to fund the Company’s research and development of its Aversa product. On April 19, 2024, the Company received proceeds of $8,400,000 from equity financing with European investors.

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

Revenue Types

The following is a description of the Company’s revenue types, which include professional services and sale of goods:

●	Contract development and manufacturing services for consumer health transdermal, topical and tape products with revenues listed under sale of goods.

●	Product revenues derived from the sale of the Company’s consumer transdermal, topical and tape products with sales listed under sale of goods.

●	Contract research and development services for pharmaceutical and medical device life sciences customers with revenues listed under services.

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

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by type and by geographical location. See the tables:

	Years Ending January 31,
	2025	2024
Revenue by type
Sale of goods	$2,139,537	$1,920,280
Services	-	165,034
Total	$2,139,537	$2,085,314

	Years Ending January 31,
	2025	2024
Revenue by geographic location:
United States	$2,139,537	$2,085,314
Foreign	-	-
	$2,139,537	$2,085,314

Cash and cash equivalents.

Cash and cash equivalents include cash on hand and cash on deposit in money market accounts. The Company considers short-term highly liquid investments with an original maturity date of three months or less that are not part of an investment pool to be cash equivalents. As of January 31, 2025, the Company had $3,804,000 that exceeded federally insured cash balance limits.

Accounts receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make the required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-applicable accounts. For the years ended January 31, 2025, and 2024, the Company recorded bad debt expenses of $1,200 and $11,836, respectively, for doubtful accounts related to accounts receivable. During the year ended January 31, 2024, the Company entered into an accounts receivable sale agreement for one of its subsidiaries. The Company received $106,528 in funds against an account receivable that is currently a claim in bankruptcy. The net accounts receivable remain on the books of the Company and a corresponding amount has been included as a secured borrowing liability under Notes payable. As of January 31, 2025, the receivable has been reserved in full. If the bankruptcy claim is not paid in full by the debtor, Company is obligated to pay any difference to the factor. The loan bears interest at 10%. The Company adopted ASU 2016-13 during 2013 and implemented the guidance on expected credit losses.

Inventories

Inventories are valued at the lower of cost and reasonable value determined using the first-in, first-out (FIFO) method. Net realized value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The cost of finished goods and work in process is comprised of material costs, direct labor costs and other direct costs and related production overheads (based on normal operating capacity). As of January 31, 2025, total inventory was $212,041, consisting of work-in-process of $46,255, finished goods of $16,609 and raw materials of $149,177. As of January 31, 2024, total inventory was $168,605, consisting of work-in-process of $7,466, finished goods of $8,707 and raw materials of $152,432.

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

Lab Equipment	5-10 years
Furniture and fixtures	3-5 years
Machinery and equipment	5-20 years

Intangible Assets

Intangible assets include trademarks, intellectual property and customer base acquired through business combinations. The Company accounts for Other Intangible Assets under the guidance of ASC 350, “Intangibles-Goodwill and Other.” The Company capitalizes certain costs related to patent technology. A substantial component of the purchase price related to the Company’s acquisitions has also been assigned to intellectual property and other intangibles. Under the guidance, other intangible assets with definite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are tested annually for impairment. Trademarks, Intellectual property and customer base are being amortized over their estimated useful lives of ten years. During the year ending January 31, 2025, the Company recorded an impairment charge of $293,038 to its Intellectual property.

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. In connection with the Company’s acquisition of 4P Therapeutics LLC in 2018, the Company recorded Goodwill of $1,719,235. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. During the years ending January 31, 2025 and 2024, the Company recorded an impairment charge of $3,302,478 and $-0-, respectively, reducing the Active Intelligence LLC Goodwill to $-0-. As of January 31, 2025 and 2024, Goodwill amounted to $1,719,535 and $5,021,713, respectively.

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of January 31, 2025, and 2024, there were 6,920,641 and 2,157,873 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

3.	PROPERTY AND EQUIPMENT

	January 31,
	2025	2024
Lab equipment	$144,585	$144,585
Machinery and equipment	1,384,432	1,292,389
Furniture and fixtures	19,643	19,643
	1,548,660	1,456,617
Less: Accumulated depreciation
	(853,597)	(681,693)
Net Property and Equipment	$695,063	$774,924

Depreciation expenses amounted to $171,903 and $174,572 for the years ending January 31, 2025, and 2024, respectively. During the years ending January 31, 2025, and 2024, depreciation expenses of $127,888 and $131,360, respectively, have been allocated to the cost of goods sold.

4.	NOTES PAYABLE

Notes Payable

Active Intelligence, entered into an agreement with the Carolina Small Business Development Fund for a line of credit of $160,000 due October 16, 2028, with interest of 5% per year. The amount assumed was $139,184. The loan requires monthly payments of principal and interest of $1,697. During the year ending January 31, 2025, the Company made $16,117 of principal payments. As of January 31, 2025, the amount due was $69,132, of which $16,953 is current. As of January 31, 2024, the amount due was $85,249.

On April 3, 2022, the Company entered into a retail installment agreement for the purchase of an automobile. The contract price was $32,274, of which $22,795 was financed. The agreement is for five years bearing interest at 2.95% per annum with payments of $410 per month. The loan is secured by automobile. As of January 31, 2025, the amount due was $10,689 of which $4,663 is current. As of January 31, 2024, the amount due was $15,232.

Note payable-related party.

On July 17, 2023, the Company entered an amended Credit Line Note agreement, for an increased $5,000,000 credit line facility to the Company entered on March 17, 2023. Outstanding advances under the Note bears interest at 7% per annum. The promissory note is due and payable in full on March 19, 2026. Interest is payable annually on December 31 of each year during the term of the note. The Company received advances of $300,000 during the nine months ending October 31, 2024. On May 15, 2024, the Company agreed to convert the $300,000 debt. The conversion was made pursuant to the terms of a Conversion Agreement, which provided the conversion of $300,000 of principal and $4,922 of accrued interest. The Company issued 76,230 shares of common stock and 152,460 warrants exercisable at $6.43 per share, resulting in a $368,036 loss on extinguishment. As of January 31, 2025, the balance due was $-0-. The Company recorded interest expense of $4,163 and $60,453 for the years ending January 31, 2025, and 2024, respectively.

Secured borrowing liability.

On July 19, 2023, the Company entered into an accounts receivable sale agreement for one of its subsidiaries in connection with a bankruptcy claim. The Company received $106,528 and recorded the transaction as a secured loan payable against the account receivable. The sale of the account receivable balance was to an outside third party, whereby if the bankruptcy court does not pay the balance in full, the Company will owe back the unpaid portion. The loan is classified as a current liability as the Company expects the bankruptcy will be resolved in the next twelve months. The loan bears interest at 10%. For the years ending January 31, 2025, and 2024, the Company recorded an interest expense of $10,482 and $5,470, respectively.

Interest expenses for the years ending January 31, 2025, and 2024, were $21,407 and $75,815, respectively.

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

There is no U.S. tax provision due to losses from U.S. operations for the years ending January 31, 2025 and 2024. Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities. The principal item giving rise to deferred taxes is the net operating loss carryforward in the U.S. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has set up a valuation allowance for losses for certain carryforwards that it believes may not be realized.

The provision for income taxes consists of the following:

Years Ending January 31,
	2025	2024
Current
Federal	$-	$-
Foreign	-	-

Deferred
Federal	-	-
Foreign	-	-

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

	Years Ending January 31,
	2025	2024
Book Income (loss from operations)	$(2,201,350)	$(1,151,916)
Common stock issued for services	323,880	155,966
Impairment expense	754,996	-
Unused operating losses	1,122,474	995,950
Income tax expense	$-	$-

As of January 31, 2025, the Company recorded a deferred tax asset associated with a net operating loss (“NOL”) carryforward of approximately $21,000,000 that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize those benefits in the foreseeable future. The Company’s NOL expires in 2041. The tax effect of the valuation allowance increased by approximately $2,200,000 during the year ending January 31, 2025. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) significantly revised U.S. corporate income tax law by, among other things, reducing the corporate rate from 34% to 21%. Because the Company recognizes a valuation allowance for the entire balance, there is no net impact on the Company’s balance sheet or results of operations.

The types of temporary differences between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

	January 31,
	2025	2024
Net operating loss carryforward (expire through 2041)	$(4,435,172)	$(3,312,698)
Stock issued for services	(1,779,728)	(1,455,848)
Intangible impairment expense	(1,806,709)	(1,051,714)
Valuation allowance	8,021,609	5,820,260
Net deferred taxes	$-	$-

6.	INTANGIBLE ASSETS

As of January 31, 2025, and 2024, intangible assets consisted of intellectual property and trademarks, customer base, and license agreement, net of amortization, as follows:

	January 31,
	2025	2024
Customer base	$214,940	$314,100
Intellectual property and trademarks	623,822	817,400

Total	838,462	1,131,500
Less: Accumulated amortization	(577,370)	(464,220)
Net Intangible Assets	$261,092	$667,280

Amortization expenses for the years ending January 31, 2025, and 2024 amounted to $113,150 and $113,150, respectively. During the year ending January 31, 2025, the Company recorded an impairment charge of $298,038 to its Intellectual property.

Year Ended January 31,	Total
2026	$60,666
2027	60,666
2028	60,666
2029	41,736
2030	33,218
2031 and thereafter	4,142
$261,092

7.	RELATED PARTY TRANSACTIONS

Activity during the year ended January 31, 2025

a)	During the year ended January 31, 2025, options to purchase 689,584 shares of common stock were issued to executives and employees of the Company at a price of $2.37 and $8.08 per share. The options vest immediately and expire in three years. The fair value of the options issued amounted to $1,408,935 and were expensed during the year ending January 31, 2025.

b)	On April 19, 2024, the Company completed an $8,400,000 equity financing with European investors which included two related parties. The two related parties invested a total of $6,420,000 and received 1,605,000 shares of common stock and warrants to purchase 3,210,000 shares of common stock @ $6.43 per share. See Note 8 for further information.

c)	During the year ending January 31, 2025, the Company received $300,000 from the credit line facility with TII Jet Services LDA. On May 15, 2024, the Company converted the debt and accrued interest into 76,230 shares of common stock and issued 152,460 warrants to the lender. See Note 4 for further information.

d)	On June 5, 2024, the Company’s Chief Financial Officer exercised 87,500 warrants as a cashless conversion and was issued 60,085 shares of common stock.

Activity during the year ended January 31, 2024

a)	On February 1, 2023, options to purchase 30,000 shares of the Company’s common stock were issued to an executive of the Company at a price of $3.975 per share. The options vest immediately and expire in three years. The fair value of the options issued for services amounted to $75,030 and was expensed during the year ending January 31, 2024.

b)	On July 17, 2023, the Company entered into an amended Credit Line Note facility with TII Jet Services, LDA, a shareholder of the Company, for a credit facility of $5,000,000 replacing the $2,000,000 facility with the same lender that the Company entered into on March 17, 2023. See Note 4 for further information. TII Jet Services LDA is owned 100% by a shareholder of the Company. During the year ending January 31, 2024, the Company received $2,000,000 from the credit facility. In December 2023, TII Jet Services LDA converted the balance of credit facility of $2,000,000 and $53,436 of accrued interest into 1,036,520 shares of the Company’s common stock.

c)	In September and October 2023, options to purchase 374,500 shares of common stock were issued to executives and directors of the Company at a price of $1.93, $2.12 and $2.65 per share. The options vest immediately and expire in three years. The fair value of the options issued amounted to $424,826 and was expensed during the year ending January 31, 2024.

d)	On October 31, 2023, warrants to purchase 87,500 shares of the Company’s common stock were issued to the Company’s Chief Financial Officer at a price of $1.93 per share. The warrant expires in three years. The fair value of the warrants issued amounted to $93,450 and were expensed during the year ending January 31, 2024.

8.	STOCKHOLDERS’ EQUITY

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

Activity during the Year Ending January 31, 2025

(a)	As of January 31, 2025, the Company holds 32,400 shares of treasury stock. On September 10, 2024, 10,000 shares of treasury stock held by the Company were issued to an investor relations firm for services rendered. The Company recorded an expense of $38,700 during the year ending January 31, 2025, in connection with the transaction. During the year ending January 31, 2025, the Company purchased 32,400 shares of treasury stock for $148,547.

(b)	On April 19, 2024, the Company completed an $8,400,000 equity financing with European investors (the “Offering”) of 2,100,000 units (“Units”), at a price of $4.00 per Unit, consisting of one share of common stock (“Shares”) and a Warrant to purchase two Shares of common stock, the Warrant having an exercise price of $6.43, are exercisable by payment of the exercise price in cash only and expire April 19, 2029, five years from the date of issuance (“Warrants”). The offering was made solely to investors residing outside the United States and was not registered under the Security Act of 1933, as amended, (the “Security Act”), or the security law of any jurisdiction, including outside the United States, but was made privately by the Company pursuant to the exemptions from registration provided in the SEC’s Regulation S and other exemptions under the Securities Act.

(c)	On May 15, 2024, the Company agreed to convert $300,000 of debt and $4,922 of accrued interest under the Credit Line Note agreement. The conversion was made pursuant to the terms of a Conversion Agreement, which provided the conversion of the debt and accrued interest. The Company issued 76,230 shares of common stock and 152,460 warrants exercisable at $6.43 per share resulting in a loss on settlement of $368,036.

(d)	On June 5, 2024, the Company’s Chief Financial Officer exercised 87,500 warrants as a cashless conversion and the Company issued 60,085 shares of common stock.

(e)	During the year ending January 31, 2025, the Company received $6,591 from the exercise of warrants and issued 1,025 shares of common stock.

Activity during the Year Ending January 31, 2024

(a)	As of January 31, 2024, the Company held 10,000 of its shares comprising $32,641 of treasury stock. There was no activity during the year ending January 31, 2024.

(b)	In December 2023, TII Jet Services LDA converted $2,000,000 of its outstanding credit facility and $53,436 of accrued interest into 1,026,720 shares of the Company’s common stock. The fair value of the common stock at the date of issuance was $2,554,423, resulting in a $554,423 loss on extinguishment.

9.	OPTIONS and WARRANTS

Warrants

On March 7, 2023, the Company issued 30,000 warrants to purchase the Company’s common shares to Barandnic Holdings Ltd. for services provided. The warrants are exercisable at a price of $4.00 per share and expire five years from the date of issuance. On October 27, 2023, the Company issued 145,833 warrants to purchase the Company’s common shares to management (87,500 warrants were issued to the Chief Financial Officer) and non-employees of the Company. The warrants are exercisable at a price of $1.93 per share and expire in three years from the date of issuance. These warrants replace previously issued warrants that have now been cancelled. The Company used the Black-Scholes valuation model to record the fair value. The valuation model used a dividend rate of 0%; expected term of 1.5 years; volatility rates of 152.10-174.45%; and a risk-free rate of 4.31%-4.84%. Non-cash compensation for the year ending January 31, 2024, amounted to $242,840.

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

On June 5, 2024, the Company’s Chief Financial Officer exercised 87,500 warrants as a cashless conversion and the Company issued 60,085 shares of common stock.

On September 10, 2024, the Company issued 50,000 warrants to an investor relations firm. The warrants are exercisable at a price of $4.00 per share and expire three years from the date of issuance. The Company recorded a non-cash expense of $94,650 during the year ending January 31, 2025. The agreement is for twelve months and includes the issuance of 10,000 treasury shares and monthly payments of $12,500. The warrants and shares vest immediately and because they are non-forfeitable, the expense was recognized immediately. The Company cancelled the warrants as of January 31, 2025.

Non-cash compensation for the year ending January 31, 2025, amounted to $484,975.

The Company used the Black Scholes valuation model to record fair value of the value of the warrants issued during the year ending January 31, 2025. The valuation model used a dividend rate of 0%; expected terms of 1.5-2.5 years; volatility rates of 105.98%-145.05%; and risk-free rates of 3.65%-4.45%.

The following table summarizes the changes in the warrants outstanding and the related price of the shares of the common stock issued to non-employees of the Company during the year ending January 31, 2025.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2023	1,307,671	$6.43	3.34 years	$-
Granted	175,833	2.28	2.97 years	-
Expired/Cancelled	(200,466)	6.33	-	-
Exercised	-	-	-	-
Outstanding, January 31, 2024	1,283,038	5.88	2.97 years	-
Granted	4,402,460	6.40	4.72 years	-
Expired/Cancelled	(50,000)	4.00	-	-
Exercised	(88,525)	1.98	-	-
Outstanding- January 31, 2025	5,546,973	$6.37	3.68 years	$10,626,018
Exercisable - January 31, 2025	5,546,973	$6.37	3.68 years	$10,626,018

The following table summarizes additional information relating to the warrants outstanding as of January 31, 2025:

Range of Exercise	Number	Remaining Contractual	Exercise Price for Shares	Number	Exercise Price for Shares	Intrinsic
Prices	Outstanding	Life(Years)	Outstanding	Exercisable	Exercisable	Value
$1.93	58,333	1.74	$1.93	58,333	$1.93	$370,988
$4.00	30,000	3.10	$4.00	30,000	$4.00	$128,700
$6.43	5,433,640	3.71	$6.43	5,433,640	$6.43	$10,106,570
$7.50	25,000	2.77	$7.50	25,000	$7.50	$19,760
	5,546,973		$6.37	5,546,973	$6.37	$10,626,018

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

On March 20, 2024, our Board of Directors adopted an amendment to the Company’s Employee Stock Option Plan (the “Plan”) increasing the number of shares of common stock subject to the Plan (as of March 20, 2024, 875,000 shares) to 1,400,000 shares (the “Amendment”). The Company submitted the Amendment to the Plan to our stockholders for adoption and approval at the 2025 Annual Meeting. The Amendment was approved by the stockholders on January 23, 2025. As of January 31, 2025, 26,332 shares remain available for issuance of options under the Plan.

During the year ending January 31, 2025, 689,584 options to purchase shares of the Company’s common stock were issued to executive officers and employees at prices of $2.37- $8.07 per share. The options vest immediately and expire three years from the date of issuance. The fair value of the options issued for services amounted to $1,408,935 and were recorded during the year ending January 31, 2025. The Company used the Black-Scholes valuation model to record the fair value. The valuation model used a dividend rate of 0%; expected term of 1.5 years; volatility rate of 97.83%-114.86%; and a risk-free rate of 4.00%-4.87%.

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

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2023	470,335	$4.13	2.53 years
Granted	404,500	2.18	2.68 years	-
Expired/Cancelled	-	-	-
Exercised	-	-	-
Outstanding, January 31, 2024	874,835	3.23	2.31 years
Granted	689,584	4.40	1.93 years
Expired/Cancelled	(190,751)	-	-
Exercised	-	-	-
Outstanding- January 31, 2025	1,373,668	$3.68	1.90 years	$6,337,984
Exercisable - January 31, 2025	1,373,668	$3.68	1.90 years	$6,337,984

The following table summarizes additional information relating to the options outstanding as of January 31, 2025:

			Weighted Average		Weighted Average
Range of Exercise	Number	Weighted Average	Exercise Price for Shares	Number	Exercise Price for Shares	Intrinsic
Prices	Outstanding	Life(Years)	Outstanding	Exercisable	Exercisable	Value

$1.93	214,500	1.73	$1.93	214,500	$1.93	$1,364,220
$2.12	140,000	1.73	$2.12	140,000	$2.12	$863,800
$2.37	195,000	2.13	$2.37	195,000	$2.37	$1,154,400
$2.61	195,000	2.13	$2.61	195,000	$2.61	$1,107,600
$2.65	20,000	1.63	$2.65	20,000	$2.65	$112,800
$2.75	30,000	2.00	$2.75	30,000	$2.75	$166,200
$3.59	35,000	2.66	$3.59	35,000	$3.59	$164,500
$3.75	57,500	1.00	$3.75	57,500	$3.75	$261,050
$3.98	30,000	1.00	$3.98	30,000	$3.98	$129,300
$4.09	78,750	0.50	$4.09	78,750	$4.09	$330,750
$4.12	50,000	0.85	$4.12	50,000	$4.12	$208,500
$4.50	58,334	0.50	$4.50	58,334	$4.50	$221,086
$5.99	30,000	2.41	$5.99	30,000	$5.99	$69,000
$7.34	180,918	2.98	$7.34	180,918	$7.34	$171,872
$8.07	58,666	2.98	$8.07	58,666	$8.07	$12,907
	1,373,668	1.90	$3.68	1,373,668	$3.68	$6,337,984

7.	SEGMENT REPORTING

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

	Years Ending January 31,
	2025	2024
Net sales
Pocono Pharmaceuticals	$2,139,537	$1,920,280
4P Therapeutics	-	165,034
	2,139,537	2,085,314
Gross profit
Pocono Pharmaceuticals	743,317	744,391
4P Therapeutics	-	117,714
	743,317	862,105
Operating expenses
Selling, general and administrative-Pocono Pharmaceuticals	661,805	606,275
Selling, general and administrative-4P Therapeutics	136,294	236,953
Selling, general and administrative-Corporate	3,515,711	2,930,378
Goodwill and intangibles impairment	3,595,216	-
Research and development-4P Therapeutics	3,119,134	1,960,425
	11,028,160	5,734,031
Depreciation and Amortization
Pocono Pharmaceuticals	$235,941	$222,159
Corporate	12,043	13,986
4P Therapeutics	37,070	51,577
	$285,054	$287,722

The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere.

	Years Ending January 31,
	2025	2024
Net sales
United States	$2,139,537	$2,085,314
Outside the United States	-	-
	$2,139,537	$2,085,314

	January 31,	January 31,
	2025	2024
Property and equipment, net of accumulated depreciation
United States	$695,063	$774,924
Outside the United States	-	-
	$695,063	$774,924
Assets
Corporate	$4,205,577	$339,552
Pocono Pharmaceuticals	1,404,585	5,079,293
4P Therapeutics	1,859,793	2,098,309
	$7,469,955	$7,517,154

10.	COMMITMENTS AND CONTIGENCIES

Employment Agreements

The Company entered into three-year employment agreements with Gareth Sheridan, our CEO, and Serguei Melnik, our President, effective February 1, 2022. The agreement also provides that the executives will continue as directors and officers of the Company for the respective terms thereof. The agreement provides for an initial term, commencing on the effective date of the agreement and ending on January 31, 2025, and continuing on a year-to-year basis thereafter unless terminated by either party on not less than 30 days’ notice given prior to the expiration of the initial term or any one-year extension. For their services to the Company during the term of the agreement, Mr. Sheridan and Mr. Melnik will receive an annual salary of $250,000 per annum, commencing on the effective date of the agreement. Mr. Sheridan and Mr. Melnik will also receive a performance bonus of 3.5% of net income before income taxes. As of July 31, 2022, the Company and Mr. Sheridan and Mr. Melnik mutually agreed to reduce their annual salary to $150,000. These agreements, and the employment of Mr. Goodman, automatically renew for one-year terms following expiration of the initial three-year terms and each successive one-year term.

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

Kindeva Drug Delivery Agreement

On January 4, 2024, Nutriband signed a commercial development and clinical supply agreement for their lead product, Aversa Fentanyl, with Kindeva Drug Delivery, L.P. (“Kindeva”). Under this agreement, Kindeva will perform commercial manufacturing process development, manufacturing of clinical supplies for the human abuse liability clinical study, and development of chemistry, manufacturing and controls (CMC) information required by the FDA in support of a New Drug Application (“NDA”). As of January 31, 2025, Nutriband has incurred expenses of $3.0 million under this agreement. The Company estimates approximately $5.2 million to complete the development. On February 4, 2025, the agreement was amended to reduce the hourly rate for the labor on the project in exchange for a milestone payment payable upon FDA approval. Under the amended agreement, the remaining budget as of January 31, 2025, through NDA submission for the current workplan was reduced to $3.2 million. The amended agreement also includes a milestone payment of $3.0 million to be paid to Kindeva when the Company receives FDA approval.

Lease Agreement

On February 1, 2022, Pocono Pharmaceuticals entered into a lease agreement with Geometric Group, LLC for 12,000 square feet of warehouse space currently occupied by Active Intelligence. The monthly rental is $3,000 and the lease expires on January 31, 2025. The lease has been extended for an additional three years at the same monthly rental.

Sorrento Therapeutics, Inc. Agreement

On July 25, 2023, 4P Therapeutics assigned its claim under the bankruptcy proceedings from Sorrento Therapeutics Inc. and received proceeds of $106,528. The amount due under the claim was $118,675 and 4P Therapeutics recorded a reserve for bad debts of $118,675 during the year ended January 31, 2024. Under the agreement with the buyer of the claim, 4P Therapeutics will make proportional restitution and/or repayment of the purchase amount to the extent the claim is disallowed, reduced or not paid at the same time or distribution rate as other general unsecured claims against the Debtor are paid. The Company has recorded the amount of the proceeds as a secured loan payable to the factor as of January 31, 2025.

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

Currently, there are no pending hearings or motions, and the case is in the discovery stage. In early 2024, the plaintiffs proposed a settlement offer of $100,000. The Company has not responded to that proposed settlement offer.

11.	SUBSEQUENT EVENTS

(a)	Subsequent to January 31, 2025, the Company’s outside corporate counsel exercised 58,333 warrants as a cashless conversion and the Company issued 46,961 shares of common stock.

(b)	On February 6, 2025, the Company entered into an agreement with a consultant to provide consulting services to the Company’s Board of Directors. The Company issued 5,000 shares of the Company’s common stock to the consultant, valued at $39,050. The shares were issued from the treasury shares held by the Company. The term of the agreement is for twelve months.

(c)	On March 4, 2025, the Company issued 3,500 shares of the Company’s common stock to employees for services rendered. The fair value of the shares issued was $24,360. The shares were issued from the treasury shares held by the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of January 31, 2025, the end of the period covered by this annual report. The disclosure controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who are two of our three full-time employees. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function, our very limited staff, and our acquisition of 4P Therapeutics and Pocono Coated Products, which are principally responsible for our business operations and were privately owned when we acquired them, were not effective as of January 31, 2025, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of January 31, 2025, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements, (iii) a lack of segregation of duties within accounting functions, (iv) inadequate monitoring review controls in accounting for complex transactions. Therefore, our internal controls over financial reporting were not effective as of January 31, 2025.

Management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel, excessive reliance on third party consultants for accounting, financial reporting and related activities, and the lack of any separation of duties. The Company has established additional monitoring controls over the financial statements. We have also improved our internal controls to provide for a detailed accounting review of all revenue items, and accounts receivable and payable transactions in connection with the entry and categorization of each transaction in the preparation of the Company’s financial statements. As a result of these improvements, we are confident our financial statements as of January 31, 2025 and for the two years then ended, fairly present in all material respects our financial condition and results of operations for all that reporting period covered by this report.

Changes in Internal Control over Financial Reporting.

During the year ended January 31, 2025, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

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

Name	Age	Position
Gareth Sheridan	34	Chief Executive Officer and Director
Serguei Melnik	51	Chairman of the Board, President and Secretary
Sergei Glinka	58	Director
Mark Hamilton(1)(3)	37	Director
Radu Bujoreanu(1)(2)(3)	54	Director
Stefani Mancas(2)(3)	47	Director
Irina Gram(2)(1)	36	Director
Gerald Goodman	76	Chief Financial Officer
Alan Smith, Ph.D.	57	Chief operating officer and president of 4P Therapeutics
Jeff Patrick, Pharm.D.	55	Chief scientific officer

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

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

Sergei Glinka, an investor in our April 19, 2024 private offshore financing, joined our Board of Directors on May 15, 2024. Mr. Glinka has been the Commercial Manager of TG Biochemicals Limited, Cyprus, since 2019. He has been a shareholder and member of the Board of GST Investments OÜ, Estonia since 2019. From 2000 to 2019, Mr. Glinka was a shareholder and member of the Board of Transgroup Invest AS. Commencing in 1973 Mr. Glinka attended secondary school in Moldova, graduating in 1981, and graduated from the Tallinn Merchant Marine School, Estonia, in 1986.

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

Radu Bujoreanu has been a director since June 2019. Mr Bujoreanu is a real estate agent and investor since 2019 and currently he is with Samson Properties LLC. Mr. Bujoreanu has been the owner and executive director of Consular Assistance, Inc., which provided assistance in obtaining visas, travel documents, other national and foreign documents and related services from December 2002 to December 2020. From 2003 to 2005 he served as an independent director and member of the Board of Directors of Asconi Corporation. From August 1999 to August 2002 Mr. Bujoreanu worked as a consular officer at the Embassy of the Republic of Moldova to the United States. Before that from May 1994 to August 1999 he was Chief of Bilateral Treaties section in the International Law and Treaties Department of the Ministry of Foreign Affairs of the Republic of Moldova. Mr. Bujoreanu received a bachelor’s degree in international public law from the University of Moldova.

Dr. Stefani Mancas is a researcher at University of Maryland. Stefani’s main research areas are finding analytical solutions to nonlinear dissipative equations that can be reduced through Darboux transformations to Riccati or Abel equations. The focus is on Schrödinger equation, for which Stefani is using methods based on factorization, and variational formulation together with ansatz reduction with global minimizers of objective functions, applied to supersymmetric quantum mechanics. Another important area of interest is the theory of elliptic functions with applications to nonlinear optics, soliton theory, quantum cryptography, as well as general relativity.

Currently, Stefani is a tenured full Professor, and a researcher in the Department of Mathematics at Embry-Riddle Aeronautical University in Daytona Beach, Florida. Stefani’s research areas deal with finding analytical solutions to nonlinear dissipative equations that can be reduced through Darboux transformations to Riccati or Abel equations. The main focus is on Schrödinger equation, for which Stefani is using methods based on factorization, and variational formulation together with ansatz reduction with global minimizers of objective functions, applied to supersymmetric quantum mechanics. Another important area of interest is the theory of elliptic functions with applications to nonlinear optics, soliton theory, general relativity, as well as optimization of the blockchain, and quantum cryptography.

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

Meetings

Our Board of Directors held three meetings and acted by written consent eight times during fiscal 2025.

Committees of the Board of Directors

The board of directors has created three committees — the audit committee, the compensation committee and the nominating and corporate governance committee. Each of the committees has a charter which meets the Nasdaq Stock Market requirements and is composed of three independent directors.

Audit Committee

The audit committee is comprised of Mr. Hamilton, as chairman, Mr. Bujoreanu and Irina Gram. We believe that Mark Hamilton qualifies as an “audit committee financial expert” under the rules of the Nasdaq Stock Market. The audit committee oversees, reviews, acts on and reports on various auditing and accounting matters to the board, including: the selection of our independent accountants, the scope of our annual audits, fees to be paid to the independent accountants, the performance of our independent accountants and our accounting practices, all as set forth in our audit committee charter. The Audit Committee met three times in fiscal 2025.

Compensation Committee

The compensation committee is comprised of Irina Gram, Chairperson, Mr. Bujoreanu and Dr. Mancas. The compensation committee oversees the compensation of our chief executive officer and our other executive officers and reviews our overall compensation policies for employees generally as set forth in the audit committee charter. If so authorized by the board, the compensation committee may also serve as the granting and administrative committee under any option or other equity-based compensation plans which we may adopt. The compensation committee will not delegate its authority to fix compensation; however, as to officers who report to the chief executive officer, the compensation committee will consult with the chief executive officer, who may make recommendations to the compensation committee. Any recommendations by the chief executive officer are accompanied by an analysis of the basis for the recommendations. The committee will also discuss with the chief executive officer and other responsible officers the compensation policies for employees who are not officers. The compensation committee has the responsibilities and authority relating to the retention, compensation, oversight and funding of compensation consultants, legal counsel and other compensation advisers. The compensation committee members will consider the independence of such advisors before selecting or receiving advice from such advisors. The compensation committee met three times in fiscal 2025.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee, which is comprised of Dr. Mancas, Mark Hamilton and Mr. Bujoreanu, will identify, evaluate and recommend qualified nominees to serve on our board; develop and oversee our internal corporate governance processes, and maintain a management succession plan. The nominating and corporate governance committee met two times in fiscal 2025.

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

Independent Directors

Five of our directors, Mark Hamilton, Radu Bujoreanu, Stefani Mancas, Irina Gram and Sergei Glinka, are independent directors based on the NASDAQ definition of independent director.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than ten percent of our Common Stock, to file reports of ownership and changes of ownership of such securities with the SEC. Dr. Smith, Dr. Patrick, Mr. Bujoreanu, and Ms. Gram have not yet filed their Form 3 reports. Gerald Goodman, who has filed Form 5’s to catch up on the Form 3 and Form 4’s due over the past three fiscal years. Mr. Goodman, Gareth Sheridan and Serguei Melnik filed late Form 4’s with respect to Form 4’s required to be filed for stock option compensation issuances for fiscal 2025. No other officer or director has filed any ownership reports.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The table below shows the compensation for services in all capacities we paid during the years ended January 31, 2025 and 2024 to the individuals serving as our principal executive officers during the last completed fiscal year and our other two most highly paid executive officers at the end of the last completed fiscal year (whom we refer to collectively as our “named executive officers”);

Name and Principal Position	Year	Salary $	Bonus Awards $	Stock Awards $	Option/ Awards(1) $	Incentive Plan Compensation $	Nonqualified Deferred Earnings $	All Other Compensation $	Total $
Gareth Sheridan,	2025	150,000			203,368			5,000	358,368
CEO(1)	2024	150,000		38,000	82,110			25,000	285,110

Serguei Melnik	2025	150,000			203,368			5,000	358,368
President	2024	150,000			82,110			25,000	257,110

Alan Smith	2025	154,000			142,004			5,000	301,004
Chief Operating Officer	2024	154,000			42,720			5,000	201,720

Gerald Goodman	2025	110,000			147,584			5,000	262,584
Chief Financial Officer	2024	110,000			52,866			30,000	192,866

(1)

	Directors Compensation
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)		Non-Equity Incentive Plan Compensation’ ($) (e)	Change in Pension Value and NonQualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Mark Hamilton	$5,000	$—		$59,664	$—	$—	$—	$64,664
Radu Bujoreanu	$5,000	$—		$55,444	$—	$—	$—	$60,444
Stefani Mancas	$5,000	$—		$49,116	$—	$—	$—	$54,116
Irina Gram	$5,000	$—	$		$—	$—	$—	$5,000

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

Each of the Employment Agreements contains similar provisions for discharge for “cause”, including breach of the Employment Agreement or specified detrimental conduct by the employee, in which cases accrued compensation would payable as provided in the Employment Agreements. The Agreements also provide for termination by the executives for “good reason”, comprising events such as breach of the Agreement by the Company, assignment of duties inconsistent with the Executive’s position, , or in the event of a change in control of the Company. In the event of a termination by the Company without cause, or by the executive for “good reason”, the Company is required to pay to the Executive in a lump sum in cash within 30 days after the date of termination the aggregate of the following amounts:

A.	the sum of (1) the executive’s annual minimum salary through the date of termination to the extent not theretofore paid, (2) any annual incentive payment earned by the executive for a prior period to the extent not theretofore paid and not theretofore deferred, (3) any annual performance bonus payment earned by the executive for a prior period to the extent not theretofore paid and not theretofore deferred,(4) any accrued and unused vacation pay and (5) any business expenses incurred by the executive that are unreimbursed as of the date of termination;5

B.	The product of (1) the performance bonus payment and (2) a fraction, the numerator of which is the number of days that have elapsed in the fiscal year of the Company in which the date of termination occurs as of the date of termination, and the denominator of which is 365;

C.	the amount equal to the sum of (1) three (3) times the executive’s annual minimum salary; (2) one (1) times the performance bonus payment and (3) one (1) times the incentive payment;

D.	In the event executive is not fully vested in any retirement benefits with the Company from pension, profit sharing or any other qualified or non-qualified retirement plan, the difference between the amounts executive would have been paid if he or she had been vested on the date his/her employment was terminated and the amounts paid or owed to the executive pursuant to such retirement plans;

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information concerning the beneficial ownership of the Company’s common Stock by each director, certain executive officers, by all directors and officers of the Company as a group as of April 25, 2025. In addition, the table provides information concerning the current beneficial owners, if any, known to the Company to hold more than five percent (5%) of the outstanding common stock of the Company.

The amounts and percentage of stock beneficially owned are reported based on regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after April 25, 2025. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities in which he has no economic interest. The percentage of common stock beneficially owned is based on 11,154,171 shares of common stock outstanding as of April 25, 2025.

Name and Address(1) of Beneficial Owner (Management and Directors)	Shares of Common Stock Owned Directly	Shares of Derivative Securities Owned Beneficially	Total Beneficial Ownership Including Option Grants	Percentage of Issued and Outstanding Common Stock
Gareth Sheridan	1,761,667	251,000	2,012,667	17.65%
Serguei Melnik(2)	820,418	251,000	1,071,418	9.39%
Stefani Mancas	16,625	31,583	48,208	0.43%
Mark Hamilton	17,208	34,500	51,708	0.46%
Radu Bujoreanu	15,750	35,333	51,083	0.46%
Irina Gram	1,167	18,000	19,167	0.17%
Dr. Jeff Patrick	36,612	226,000	262,612	2.31%
Alan Smith	41,908	149,334	191,242	1.69%
Gerald Goodman(3)	86,335	185,500	271,835	2.40%
Sergei Glinka(4)	825,000	1,650,000	2,475,000	19.33%
All officers and directors as a group (10 individuals)	3,622,690	2,832,250	6,454,940	54.29%
Other Beneficial Owners
Vitalie Botgros	3,087,272	2,108,228	5,195,500	39.1%

*	Less than One (1%) Percent.
(1)	The address for each director and officer, unless indicated otherwise, is c/o Nutriband, Inc., 121 South Orange Ave., Suite 1500, Orlando, FL 32801. The address for Vitalie Botgros is Rua das Ladieras 5, Porto Santo, Portugal 9400-131 for Jet Services and 1Apriliou, 47 Demetriou Bldg. 2,1st Floor, Flat/Office 12, 3117 Limassol, Cyprus.
(2)	Includes 29,167 shares owned by Mr. Melnik’s wife, as to which Mr. Melnik disclaims beneficial ownership, and 58,334 shares held under the UGMA for the benefit of his minor children.
(3)	Gerald Goodman holds 86,335 shares directly and has been granted three-year options under the Company’s Stock Option Plan to purchase an aggregate of 185,500 shares of common stock at exercise prices ranging from $1.93 per share to $7.34 per share.

(4)	Mr. Glinka purchased 825,000 shares of common stock and 1,650,000 warrants in Nutriband’s equity financing that was completed April 19, 2024. Mr. Glinka’s address is 13 Morfu Str., Matina Court FL 402, 3012 Limassol, Cyprus. The Company has no further information as to additional shares of common stock, if any, held by Mr. Glinka.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Independent Directors

Five of our directors, Sergei Glinka, Mark Hamilton, Radu Bujoreanu, Stefani Mancas and Irina Gram are independent directors based on the NASDAQ definition of independent director.

Issuance of Stock Options

1. The following table sets forth issuances of stock options expiring March 20, 2027 to certain officers and directors on March 20, 2024.

Date of Grant	Title and Amount(1)	Option Holder	Exercise Price
March 20, 2024	Option to purchase 97,500 shares of common stock.	Gareth Sheridan, Chief Executive Officer	$2.62 per share/NA
March 20, 2024	Option to purchase 97,500 shares of common stock.	Serguei Melnik, President	$2.62 per share/NA
March 20, 2024	Option to purchase 75,000 shares of common stock.	Gerald Goodman, Chief Financial Officer	$2.37 per share/NA
March 20, 2024	Option to purchase 70,000 shares of common stock.	Alan Smith, Chief Operating Officer	$2.37 per share/NA
March 20, 2024	Option to purchase 25,000 shares of common stock.	Jeff Patrick, Chief Scientific Officer	$2.37 per share/NA
March 20, 2024	Option to purchase 12,500 shares of common stock.	Dianna Mather	$2.37 per share/NA
March 20, 2024	Option to purchase 12,500	Oleg Buria, consultant	$2.37 per share/NA

2. The following table sets forth issuances of stock options expiring January 23, 2028 to certain officers and directors on January 23, 2025.

Date of Grant	Title and Amount(1)	Option Holder	Exercise Price
January 23, 2025	Option to purchase 29,333 shares of common stock.	Gareth Sheridan, Chief Executive Officer	$8.07 per share/NA
January 23, 2025	Option to purchase 29,333 shares of common stock.	Serguei Melnik, President	$8.07 per share/NA
January 23, 2025	Option to purchase 17,667 shares of common stock.	Gerald Goodman, Chief Financial Officer	$7.34 per share/NA
January 23, 2025	Option to purchase 17,667 shares of common stock.	Alan Smith, Chief Operating Officer	$7.34 per share/NA
January 23, 2025	Option to purchase 17,667 shares of common stock.	Jeff Patrick, Chief Scientific Officer	$7.34 per share/NA
January 23, 2025	Option to purchase 17,667 shares of common stock.	Dianna Mather, Chief Accountant	$7.34 per share/NA
January 23, 2025	Option to purchase 13,583 shares of common stock	Stefani Mancas, Director	$7.34 per share/NA
January 23, 2025	Option to purchase 15,333 shares of common stock.	Radu Bujoreanu, Director	$7.34 per share/NA
January 23, 2025	Option to purchase 17,667 shares of common stock	Patrick Ryan, Consultant	$7.34 per share/NA
January 23, 2025	Option to purchase 16,500 shares of common stock	Mark Hamilton, Director	$7.34 per share/NA

Investment by Director in the Company’s Private Equity Placement in Europe

On April 19, 2024, Sergei Glinka, who was elected to our Board of Directors on May 15, 2024, invested $3,300,000 in the Company’s $8,400,000 private equity financing with European investors. The offering consisted of 2,100,000 units (“Units”), at a price of $4.00 per Unit, each Unit consisting of one share of common stock and a Warrant to purchase two Shares of common stock (the “Warrants”). For his investment Mr. Glinka received 825,000 shares of common stock and Warrants to purchase 1,650,000 shares of common stock. The Warrants have an exercise price of $6.43, are exercisable by payment of the exercise price in cash only and expire April 19, 2029, five years from the date of issuance. The offering was made solely to investors resident outside the United States and was not registered under the Securities Act pursuant to the exemptions from registration provided in the SEC’s Regulation S and other exemptions under the Securities Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants, Sadler, Gibb & Associates, LLC, for each of our last two years for the categories of services indicated.

	Year Ended January 31
	2025	2024
Audit fees	$136,160	$106,340
		-
	-	-
All other fees	$-	$-

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

PART IV

ITEM 16 Exhibits.

Exhibit
Number	Description
1.1	[Reserved]
3.1A	Articles of Incorporation.(1)
3.1B	Amendment to Articles of Incorporation, filed May 12, 2016.(1)
3.1	Certificate of Amendment filed January 21, 2020. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 27, 2020).
3.1C	Certificate of Change, filed with the Nevada Secretary of State on August 4, 2022.(13)
3.2	By-laws(1)
3.2B	Amended and Restated By-Laws adopted January 21, 2022.(12)
4.3	Securities purchase agreement dated October 29, 2019 among the Company, Jefferson Street Capital LLC and Platinum Point Capital LLC(6)
4.4	Form of convertible 6% promissory note issued pursuant to Exhibit 4.3 (6)
4.10	Form of Common Stock Purchase Warrant issued to Platinum Point Capital LLC and Jefferson Street Capital LLC(6)
4.14†	2021 Employee Stock Option Plan.(11)
4.15†	Form of Stock Option Grant Notice.(11)
4.16	Form of Common Stock Purchase Warrant issued in the Company’s initial public offering in 2021(9)
4.17	Form of Warrant issued to the Representative.(14)
4.18†	2024 Amended and Restated Stock Option Plan, adopted March 20, 2024.(15)
4.19	Form of Common Stock Purchase Warrant issued in 2024 Equity Financing (18)
5.1	[Reserved]
10.1	Share exchange agreement dated January 15, 2016 by and among the Company, Nutriband Limited, an Ireland corporation, and Gareth Sheridan and/or his nominee(1)
10.4	Acquisition agreement dated April 5, 2018 between the Company and 4P Therapeutics LLC.(3)
10.5†	Form of agreement with independent directors.(4)
10.6	Exclusive master distribution agreement dated April 13, 2018 between the Company and EMI-Korea (Best Choice), Inc.(4)
10.15†	Employment Agreement, dated April 23, 2019, between Gareth Sheridan and the Company.(5)
10.16†	Employment Agreement, dated April 23, 2019, between Serguei Melnik and the Company.(5)
10.17†	Employment Agreement, dated February 19, 2019, between Jeffrey Patrick and the Company.(5)
10.18†	Employment Agreement, dated January 1, 2018, between Sean Gallagher and the Company.(5)
10.19	Purchase Agreement, dated August 31, 2020, by and among the Company and Pocono Coated Products, LLC.(7)

10.20	Security Agreement, between the Company and Pocono Coated Products, LLC.(7)
10.21	Promissory Note Issued by the Company on August 31, 2020 to Pocono Coated Products, LLC.(7)
10.22	License Agreement, dated December 9, 2020, between the Company and Rambam Med-Tech Ltd.(8)
10.23	Distribution Agreement, dated March 26, 2021, between the Company and BPM Inno Ltd.(8)
10.24	Stock Purchase Agreement, dated December 7, 2020, between the Company and BPM Inno Ltd.(8)
10.25	Amendment No. 1 to Purchase Agreement, dated August 31, 2020, by and among the Company and Pocono Coated Products, LLC(8a)
10.26	Services Agreement dated October 4, 2021, between Active Intelligence, LLC and Diomics Corporation.(10)
10.27†	Employment Agreement effective February 1, 2022, between the Company and Gareth Sheridan.(12)
10.28†	Employment Agreement effective February 1, 2022, between the Company and Serguei Melnik.(12)
10.29†	Employment Agreement effective February 1, 2022, between the Company and Gerald Goodman.(12)
10.30	Creditline Promissory Note, dated July 13, 2023. (16)
10.31	Conversion Agreement, dated December 19, 2023.(17)
10.32	Form of Subscription Agreement for April 19, 2024 Equity Financing (19)
10.33	Form of Note Conversion Agreement dated May 13, 2024[20]
10.35	Commercial Development and Clinical Supply Agreement (“Agreement”), made on January 4, 2023, between Kindeva Drug Delivery, L.P. and 4P Therapeutics, LLC.*
10.36	Amendment No. 1, dated as of February 4, 2025, to the Commercial Development and Clinical Supply Agreement, by and between Kindeva Drug Delivery L.P. and 4P Therapeutics, LLC*.
21.1	List of Subsidiaries of Nutriband Inc.(14)
23.1	[Reserved]
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley.*
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
107	Filing Fee Table

*	Filed herewith.

†	Executive compensation plan or arrangement.

(1)	Filed as exhibit to the Company’s registration statement on Form 10, which was filed with the Commission on June 2, 2016, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on January 27, 2020 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on April 10, 2018 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s annual report on Form 10-K for the year ended January 3, 2019 which was filed with the Commission on April 19, 2019, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-1/A, which was filed with the Commission on May 19, 2020, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on November 4, 2019, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on September 4, 2020, and incorporated herein by reference.

(8)	Filed as exhibits to the Company’s report on Form 8-K, which was filed with the Commission on March 11, 2021, and incorporated herein by reference.

(8a)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on September 1, 2021, and incorporated herein by reference.

(9)	Filed as Exhibit 4.12 to Amendment 2 to the Company’s Registration Statement on Form S-1, which was filed with the Commission on October 1, 2021.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on October 12, 2021, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, which was filed with the Commission on November 5, 2021, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K, which was filed with the Commission on January 27, 2022, and incorporated herein by reference.

(13)	Filed as Exhibit 3.1C to the Company’s Current Report on Form 8-K, which was filed with the Commission on August 10, 2022, and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, which was filed with the Commission on June 26, 2023, and incorporated herein by reference

(15)	Filed as Exhibit 4.16 to the Company’s Amendment No. to its Current Report on Form 8-K, which was filed with the Commission on March 28, 2024 and incorporated herein by reference.

(16)	Filed as Exhibit 10.30 to the Company’s Current Report on Form 8-K, which was filed with the Commission on July 14, 2023.

(17)	Filed as Exhibit No. 10.31 to the Company’s Current Report on Form 8-K, which was filed with the Commission on December 29, 2023.

(18)	Filed as Exhibit No. 4.19 to the Company’s Current Report on Form 8-K, which was filed with the Commission on April 23, 2024.

(19)	Filed as Exhibit No. 10.32 to the Company’s Current Report on Form 8-K, which was filed with the Commission on April 23, 2024.

(20)	Filed as Exhibit No. 10.33 to the Company’s Current Report on Form 8-K, which was filed with the Commission on May 21, 2024.

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

Date: April 28, 2025

NUTRIBAND INC.

By:	/s/ Gareth Sheridan
Gareth Sheridan
Chief Executive Officer

By:	/s/ Gerald Goodman
Gerald Goodman
Chief Financial Officer (Principal Financial and Accounting Officer)

Signature	Title	Date

/s/ Gareth Sheridan	Chief Executive Officer and Director	April 28, 2025
Gareth Sheridan

/s/ Serguei Melnik	Director	April 28, 2025
Serguei Melnik

Director
Sergei Glinka

/s/ Radu Bujoreanu	Director	April 28, 2025
Radu Bujoreanu

/s/ Mark Hamilton	Director	April 28, 2025
Mark Hamilton

/s/ Stefani Mancas	Director	April 28, 2025
Stefani Mancas

/s/ Irina Gram	Director	April 28, 2025
Irina Gram