Form 10-Q
period 2025-04-30
NutriBand Inc.
filed 2025-05-30
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, was 11,154,171 shares as of May 30, 2025.

NUTRIBAND INC.

i

NUTRIBAND INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the three months ended April 30, 2025, and 2024 are not necessarily indicative of the results for the entire fiscal year or for any other period.

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
	2025	2025
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,964,097	$4,311,719
Accounts receivable-net	94,136	73,847
Inventory	215,324	212,041
Prepaid expenses	156,090	196,658
Total Current Assets	3,429,647	4,794,265

PROPERTY & EQUIPMENT-net	658,073	695,063

OTHER ASSETS:
Goodwill	1,719,535	1,719,535
Operating lease right of use asset	99,000	-
Intangible assets-net	245,926	261,092

TOTAL ASSETS	$6,152,181	$7,469,955

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$721,671	$698,821
Deferred revenue	44,680	155,880
Operating lease liability-current portion	30,309	-
Notes payable-current portion	128,391	128,144
Total Current Liabilities	925,051	982,845

LONG-TERM LIABILITIES:
Note payable-net of current portion	52,632	58,205
Operating lease liability-net of current portion	71,112	-
Total Liabilities	1,048,795	1,041,050

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- outstanding	-	-
Common stock, $.001 par value, 291,666,666 shares authorized, 11,154,171 and 11,107,210 shares issued at April 30, 2025 and January 31, 2025, respectively, 11,130,271 and 11,074,810 shares outstanding as of April 30, 2025 and January 31, 2025, respectively	11,130	11,075
Additional paid-in-capital	45,053,767	45,029,317
Accumulated other comprehensive loss	(304)	(304)
Treasury stock, 23,900 and 32,400 shares at cost, as of April 30, 2025 and January 31, 2025, respectively	(109,702)	(148,547)
Accumulated deficit	(39,851,505)	(38,462,636)
Total Stockholders’ Equity	5,103,386	6,428,905

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,152,181	$7,469,955

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	April 30,
	2025	2024

Revenue	$667,432	$408,532

Costs and expenses:
Cost of revenues	415,451	243,746
Research and development	683,426	974,535
Selling, general and administrative	982,052	1,079,728
Total Costs and Expenses	2,080,929	2,298,009

Loss from operations	(1,413,497)	(1,889,477)

Other income (expense):
Interest income	30,508	18
Interest expense	(5,880)	(8,618)
Total other income (expense)	24,628	(8,600)

Loss before provision for income taxes	(1,388,869)	(1,898,077)

Provision for income taxes	-	-

Net loss	$(1,388,869)	$(1,898,077)

Net loss per share of common stock-basic and diluted	$(0.12)	$(0.21)

Weighted average common shares outstanding
- basic and diluted	11,125,800	9,159,869

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended April 30, 2025

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	Capital	Income(Loss)	Deficit	Stock
Balance, February 1, 2025	$6,428,905	11,074,810	$11,075	$45,029,317	$(304)	$(38,462,636)	$(148,547)

Treasury stock issued for services	63,350	8,500	9	24,496	-	-	38,845

Cashless exercise of warrants	-	46,961	46	(46)	-	-	-

Net loss	(1,388,869)	-	-	-	-	(1,388,869)	-

Balance, April 30, 2025	$5,103,386	11,130,271	$11,130	$45,053,767	$(304)	$(39,851,505)	$(109,702)

Three Months Ended April 30, 2024

					Accumulated
		Common Stock		Additional	Other
		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	Capital	Income(Loss)	Deficit	Stock
Balance, February 1, 2024	$6,438,235	8,859,870	$8,860	$34,442,339	$(304)	$(27,980,019)	$(32,641)

Proceeds from sale of common stock and warrants	8,400,000	2,100,000	2,100	8,397,900	-	-	-

Options issued for services	422,955	-	-	422,955	-	-	-

Net loss	(1,898,077)	-	-	-	-	(1,898,077)	-

Balance, April 30, 2024	$13,363,113	10,959,870	$10,960	$43,263,194	$(304)	$(29,878,096)	$(32,641)

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	April 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,388,869)	$(1,898,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,480	69,101
Operating lease expense	9,000	7,845
Stock-based compensation-shares issued for services	63,350	-
Stock-based compensation-options	-	422,955
Changes in operating assets and liabilities:
Accounts receivable	(20,289)	63,505
Prepaid expenses	40,568	84,631
Inventories	(3,283)	(1,415)
Deferred revenue	(111,200)	111,843
Operating lease liability	(6,579)	(8,288)
Accounts payable and accrued expenses	22,850	313,974
Net Cash Used In Operating Activities	(1,336,972)	(833,926)

Cash flows from investing activities:
Purchase of equipment	(5,324)	(6,195)
Net Cash Used in Investing Activities	(5,324)	(6,195)

Cash flows from financing activities:
Proceeds from note payable-related party	-	300,000
Proceeds from sale of common stock and exercise of warrants	-	8,400,000
Payment on note payable	(5,326)	(5,081)
Net Cash Provided by Financing Activities	(5,326)	8,694,919

Net change in cash	(1,347,622)	7,854,798

Cash and cash equivalents - Beginning of period	4,311,719	492,942

Cash and cash equivalents - End of period	$2,964,097	$8,347,740

Supplementary information:

Cash paid for:
Interest	$621	$611

Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Cashless conversion of warrant	$46	$-

Measurement of Operating Lease Right-of-Use Assets and Liabilities	$108,000	$-

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Three Months Ended April 30, 2025 and 2024

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

Unaudited Financial Statements

The consolidated balance sheet as of April 30, 2025, and the consolidated statements of operations, stockholders’ equity, and cash flows for the periods presented have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) to prepare fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented have been made. The results for the three months ending April 30, 2025, are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes therein included in Nutriband’s Annual Report on Form 10-K for the year ending January 31, 2025.

Certain information and footnote disclosures required under generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted from these consolidated financial statements pursuant to the rules and regulations, including interim reporting requirements of the U.S. Securities and Exchange Commission (“SEC”). The preparation of consolidated statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosures of contingent amounts in our consolidated financial statements and accompanying footnotes. Actual results could differ from estimates.

The Company’s significant accounting policies are in Note 2 in the Company’s Annual Report on Form 10-K for the year ending January 31, 2025. There were no significant changes to these accounting policies during the three months ending April 30, 2025.

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

As of April 30, 2025, the Company had cash and cash equivalents of $2,964,097 and working capital of $2,504,596. For the three months ending April 30, 2025, the Company incurred a net loss from operations of $1,413,497 and used cash flow from operations of $1,336,972. The Company has generated operating losses since its inception and has relied on sales of securities and the issuance of third-party and related-party debt to support cash flow from operations. The Company has used these proceeds to fund operations and will continue to use the funds as needed. In March 2023, the Company entered into a three-year $2,000,000 Credit Line Note facility with a related party, amended on July 13, 2023, to $5,000,000, which will permit the Company to draw down on the credit line to fund the Company’s research and development of its Aversa product. On April 19, 2024, the Company received proceeds of $8,400,000 from equity financing with European investors.

Management has prepared estimates for operations for the next twelve months and believes that sufficient funds will be generated from operations to fund its operations for one year from the date of the filing of these condensed consolidated financial statements, which indicates improved operations and the Company’s ability to continue operations as a going concern.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounts in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For the Company’s different revenue service types, the performance obligation is satisfied at different times. The Company’s performance obligations include providing products and professional services in the area of research. The Company recognizes product revenue performance obligations in most cases when the product has shipped to the customer. When we perform professional service work, we recognize revenue when we have the right to invoice the customer for the work completed, which typically occurs over time on a monthly basis for the work performed during that month.

All revenue recognized in the income statement is considered to be revenue from contracts with customers.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by type and by geographical location. See the tables:

	Three Months Ended
	April 30,
	2025	2024
Revenue by type
Sale of goods	$667,432	$408,532
Services	-	-
Total	$667,432	$408,532

	Three Months Ended
	April 30,
	2025	2024
Revenue by geographic location:
United States	$667,432	$408,532
Foreign	-	-
	$667,432	$408,532

Cash and cash equivalents.

Cash and cash equivalents include cash on hand and cash on deposit in money market accounts. The Company considers short-term highly liquid investments with an original maturity date of three months or less that are not part of an investment pool to be cash equivalents. As of April 30, 2025, the Company had $2,547,000 that exceeded federally insured cash balance limits.

Accounts receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make the required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-applicable accounts. For the three months ending April 30, 2025, and 2024, the Company recorded bad debt expenses of $-0- and $1,200, respectively, for doubtful accounts related to accounts receivable. During the year ended January 31, 2024, the Company entered into an accounts receivable sale agreement for one of its subsidiaries. The Company received $106,528 in funds against an account receivable that is currently a claim in bankruptcy. The net accounts receivable remains on the books of the Company and a corresponding amount has been included as a secured borrowing liability under Notes payable. As of April 30, 2025, the receivable has been reserved in full. If the bankruptcy claim is not paid in full by the debtor, Company is obligated to pay any difference to the factor. The loan bears interest at 10%. The Company adopted ASU 2016-13 during 2013 and implemented the guidance on expected credit losses.

Inventories

Inventories are valued at the lower of cost and reasonable value determined using the first-in, first-out (FIFO) method. Net realized value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The cost of finished goods and work in process is comprised of material costs, direct labor costs and other direct costs and related production overheads (based on normal operating capacity). As of April 30, 2025, total inventory was $215,324, consisting of work-in-process of $100,690, finished goods of $9,172 and raw materials of $105,463. As of January 31, 2025, total inventory was $212,041, consisting of work-in-process of $46,255, finished goods of $16,609 and raw materials of $149,177.

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. In connection with the Company’s acquisition of 4P Therapeutics LLC in 2018, the Company recorded Goodwill of $1,719,235. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. During the years ending January 31, 2025 and 2024, the Company recorded an impairment charge of $3,302,478 and $-0-, respectively, reducing the Active Intelligence LLC Goodwill to $-0-. As of April 30, 2025 and January 31, 2025, Goodwill amounted to $1,719,535 and $1,719,535, respectively.

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

Treasury Stock

The Company records the purchase of its treasury shares under the historical cost method. The reissuance of treasury shares are recorded using the average cost method.

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of April 30, 2025, and 2024, there were 6,832,308 and 6,747,873 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

Fair Value Measurements

FASB ASC 820, “Fair Value Measurements and Disclosure” (“ASC 820”), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of input that may be used to measure fair value.

The Company utilizes the accounting guidance for fair value measurements and disclosures for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis during the reporting period. The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the best use of the asset or liability at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability. ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

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

3.	PROPERTY AND EQUIPMENT

	April 30,	January 31,
	2025	2025
Lab equipment	$144,585	$144,585
Machinery and equipment	1,389,756	1,384,432
Furniture and fixtures	19,643	19,643
	1,553,984	1,548,660
Less: Accumulated depreciation	(895,911)	(853,597)
Net Property and Equipment	$658,073	$695,063

Depreciation expenses amounted to $42,314 and $40,814 for the three months ending April 30, 2025, and 2024, respectively. During the three months ending April 30, 2025, and 2024, depreciation expenses of $33,851 and $30,242, respectively, have been allocated to the cost of goods sold.

4.	NOTES PAYABLE

Notes Payable

Active Intelligence, entered into an agreement with the Carolina Small Business Development Fund for a line of credit of $160,000 due October 16, 2028, with interest of 5% per year. The amount assumed was $139,184. The loan requires monthly payments of principal and interest of $1,697. During the three months ending April 30, 2025, the Company made $4,461 of principal payments. As of April 30, 2025, the amount due was $64,962, of which $17,166 is current. As of January 31, 2025, the amount due was $69,132.

On April 3, 2022, the Company entered into a retail installment agreement for the purchase of an automobile. The contract price was $32,274, of which $22,795 was financed. The agreement is for five years bearing interest at 2.95% per annum with payments of $410 per month. The loan is secured by automobile. As of April 30, 2025, the amount due was $9,533, of which $4,697 is current. As of January 31, 2025, the amount due was $10,689.

Note payable-related party.

On July 17, 2023, the Company entered an amended Credit Line Note agreement, for an increased $5,000,000 credit line facility to the Company entered on March 17, 2023. Outstanding advances under the Note bears interest at 7% per annum. The promissory note is due and payable in full on March 19, 2026. Interest is payable annually on December 31 of each year during the term of the note. The Company received advances of $300,000 during the nine months ending October 31, 2024. On May 15, 2024, the Company agreed to convert the $300,000 debt. The conversion was made pursuant to the terms of a Conversion Agreement, which provided the conversion of $300,000 of principal and $4,922 of accrued interest. The Company issued 76,230 shares of common stock and 152,460 warrants exercisable at $6.43 per share, resulting in a $368,036 loss on extinguishment. As of April 30, 2025 and January 31, 2025, the balance due was $-0-, respectively. The Company recorded interest expense of $-0- and $4,163 for the three months ending April 30, 2025, and 2024, respectively.

Secured borrowing liability.

On July 19, 2023, the Company entered into an accounts receivable sale agreement for one of its subsidiaries in connection with a bankruptcy claim. The Company received $106,528 and recorded the transaction as a secured loan payable against the account receivable. The sale of the account receivable balance was to an outside third party, whereby if the bankruptcy court does not pay the balance in full, the Company will owe back the unpaid portion. The loan is classified as a current liability as the Company expects the bankruptcy will be resolved in the next twelve months. The loan bears interest at 10%. For the three months ending April 30, 2025, and 2024, the Company recorded an interest expense of $2,549 and $2,578, respectively.

Interest expenses for the three months ending April 30, 2025, and 2024, were $5,880 and $8,618, respectively.

5.	INTANGIBLE ASSETS

As of April 30, 2025, and January 31, 2025, intangible assets consisted of intellectual property and trademarks, customer base, and license agreement, net of amortization, as follows:

	April 30,	January 31,
	2025	2025
Customer base	$214,640	$214,640
Intellectual property and trademarks	623,822	623,822

Total	838,462	838,462

Less: Accumulated amortization	(592,536)	(577,370)

Net Intangible Assets	$245,926	$261,092

Amortization expenses for the three months ending April 30, 2025, and 2024 amounted to $15,166 and $28,287, respectively. During the year ending January 31, 2025, the Company recorded an impairment charge of $293,038 to its Intellectual property.

Total
Year Ended January 31,
2026	$45,500
2027	60,666
2028	60,666
2029	41,736
2030	23,596
2031 and thereafter	13,762
$245,926

6.	RELATED PARTY TRANSACTIONS

Activity during the three months ending April 30, 2025

a)	There were no related party transactions during the three months ending April 30, 2025.

Activity during the three months ending April 30, 2024

a)	In March 2024, options to purchase 390,000 shares of common stock to executives and employees of the Company at a price of $2.37 and $2.61 per share. The options vest immediately and expire in three years. The fair value of the options issued amounted to $422,955 and was expensed during the three months ending April 30, 2024.

b)	On April 19, 2024, the Company completed an $8,400,000 equity financing with European investors which included related parties. The related parties invested a total of $7,120,000 and received 1,780,000 shares of common stock and warrants to purchase 3,560,000 shares of common stock @ $6.43 per share. One related party, a director of the Company, invested $4.5 million which included $500,000 from his son and $700,000 from an entity he controls. The other related party invested $2.62 million from entities controlled by the investor. See Note 7 for further information.

c)	During the three months ending April 30, 2024, the Company received $300,000 from the credit line facility with TII Jet Services LDA. See Note 4 for further information.

7.	STOCKHOLDERS’ EQUITY

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

Activity during the Three Months Ending April 30, 2025

(a)	As of April 30, 2025, the Company holds 23,900 shares of treasury stock. On March 4, 2025, 3,500 shares of treasury stock held by the Company were issued to employees for services rendered. The Company recorded an expense of $24,360 during the three months ending April 30, 2025, in connection with the transaction.

(b)	On February 8, 2025, the Company entered into an agreement with a consultant to provide consulting services to the Company’s Board of Directors. The Company issued 5,000 shares of the Company’s common stock to the consultant, valued at $39,050 and expensed during the three months ending April 30, 2025. The shares were issued from the treasury shares held by the Company. The term of the agreement is for twelve months.

(c)	In February 2025, the Company’s outside counsel exercised 58,433 warrants as a cashless conversion and the Company issued 46,961 shares of common stock.

Activity during the Three Months Ending April 30, 2024

(a)	As of April 30, 2024, the Company held 10,000 of its shares comprising $32,641 of treasury stock. There was no activity during the three months ending April 30, 2024.

(b)	On April 19, 2024, the Company completed an $8,400,000 equity financing with European investors (the “Offering”) of 2,100,000 units (“Units”), at a price of $4.00 per Unit, consisting of one share of common stock (“Shares”) and a Warrant to purchase two Shares of common stock, the Warrant having an exercise price of $6.43, are exercisable by payment of the exercise price in cash only and expire April 19, 2029, five years from the date of issuance (“Warrants”). The offering was made solely to investors residing outside the United States and was not registered under the Security Act of 1933, as amended, (the “Security Act”), or the security law of any jurisdiction, including outside the United States, but was made privately by the Company pursuant to the exemptions from registration provided in the SEC’s Regulation S and other exemptions under the Securities Act.

8.	OPTIONS and WARRANTS

Warrants

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

The following table summarizes the changes in the warrants outstanding and the related price of the shares of the common stock issued to non-employees of the Company during the three months ending April 30, 2025 and the year ending January 31, 2025.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2024	1,283,038	$5.88	2.97 years	$-

Granted	4,402,460	6.40	4.72 years	-

Expired/Cancelled	(50,000)	4.00	-	-

Exercised	(88,525)	1.98	-	-

Outstanding, January 31, 2025	5,546,973	6.37	3.68 years	-

Granted	-	-	-	-

Expired/Cancelled	-	-	-	-

Exercised	(58,333)	1.93	-	-

Outstanding- April 30, 2025	5,488,640	$6.42	3.98 years	$2,531,538

Exercisable - April 30, 2025	5,488,640	$6.42	3.98 years	$2,531,538

The following table summarizes additional information relating to the warrants outstanding as of April 30, 2025:

		Weighted Average	Weighted Average		Weighted Average
Range of Exercise	Number	Remaining Contractual	Exercise Price for Shares	Number	Exercise Price for Shares	Intrinsic
Prices	Outstanding	Life(Years)	Outstanding	Exercisable	Exercisable	Value
$4.00	30,000	2.85	$4.00	30,000	$4.00	$86,400
$6.43	5,433,640	3.47	$6.43	5,433,640	$6.43	$2,445,138
$7.50	25,000	2.77	$7.50	25,000	$7.50	$-
	5,488,640		$6.42	5,488,640	$6.42	$2,531,538

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

On March 20, 2024, our Board of Directors adopted an amendment to the Company’s Employee Stock Option Plan (the “Plan”) increasing the number of shares of common stock subject to the Plan (as of March 20, 2024, 875,000 shares) to 1,400,000 shares (the “Amendment”). The Company submitted the Amendment to the Plan to our stockholders for adoption and approval at the 2025 Annual Meeting. The Amendment was approved by the stockholders on January 23, 2025. As of April 30, 2025, with the February 1, 2025 automatic issuance of shares available under the Plan, 276,332 shares remain available for issuance of options under the Plan.

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

The following table summarizes the changes in outstanding options and the related price of the shares of the Company’s common stock issued to employees of the Company. See Note 7 for the issuance of related party options.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2024	874,835	$3.23	2.31 years

Granted	689,584	4.40	1.93 years	-

Expired/Cancelled	(190,751)	-	-

Exercised	-	-	-

Outstanding, January 31, 2025	1,373,668	3.68	1.90 years

Granted	-	-	-

Expired/Cancelled	-	-	-

Exercised	-	-	-

Outstanding- April 30, 2025	1,373,668	$3.68	1.65 years	$4,550,248

Exercisable - April 30, 2025	1,373,668	$3.68	1.65 years	$4,550,248

The following table summarizes additional information relating to the options outstanding as of April 30, 2025:

			Weighted Average		Weighted Average
Range of Exercise	Number	Weighted Average	Exercise Price for Shares	Number	Exercise Price for Shares	Intrinsic
Prices	Outstanding	Life(Years)	Outstanding	Exercisable	Exercisable	Value

$1.93	214,500	1.49	$1.93	214,500	$1.93	$1,061,775
$2.12	140,000	1.49	$2.12	140,000	$2.12	$666,400
$2.37	195,000	1.88	$2.37	195,000	$2.37	$879,450
$2.61	195,000	1.88	$2.61	195,000	$2.61	$828,750
$2.65	20,000	1.39	$2.65	20,000	$2.65	$84,600
$2.75	30,000	1.76	$2.75	30,000	$2.75	$123,900
$3.59	35,000	2.42	$3.59	35,000	$3.59	$115,150
$3.75	57,500	0.61	$3.75	57,500	$3.75	$179,975
$3.98	30,000	0.76	$3.98	30,000	$3.98	$87,000
$4.09	78,750	0.25	$4.09	78,750	$4.09	$219,713
$4.12	50,000	0.61	$4.12	50,000	$4.12	$138,000
$4.50	58,334	0.25	$4.50	58,334	$4.50	$138,835
$5.99	30,000	2.17	$5.99	30,000	$5.99	$26,700
$7.34	180,918	2.73	$7.34	180,918	$7.34	$-
$8.07	58,666	2.73	$8.07	58,666	$8.07	$-

	1,373,668	1.65	$3.68	1,373,668	$3.68	$4,550,248

9.	SEGMENT REPORTING

We organize and manage our business by the following two segments which meet the definition of reportable segments under ASC280-10, Segment Reporting: Sales of Goods and Services. These segments are based on the customer type of products or services provided and are the same as our business units. Separate financial information is available and regularly reviewed by our chief operating officer- decision maker, who is our chief executive officer, in making resource allocation decisions for our segments. Our chief operating officer- decision maker evaluates segment performance to the GAAP measure of gross profit.

	Three Months
	Ended
	April 30,
	2025	2024

Net sales
Pocono Pharmaceuticals	$667,432	$408,532
4P Therapeutics	-	-
	667,432	408,532
Gross profit
Pocono Pharmaceuticals	251,981	164,786
4P Therapeutics	-	-
	251,981	164,786
Operating expenses
Selling, general and administrative-Pocono Pharmaceuticals	151,528	154,394
Selling, general and administrative-4P Therapeutics	19,999	24,354
Selling, general and administrative-Corporate	810,525	900,980
Research and development-4P Therapeutics	683,426	974,535
	1,665,478	2,054,263
Depreciation and Amortization
Pocono Pharmaceuticals	$48,213	$56,823
Corporate	-	3,011
4P Therapeutics	9,267	9,267
	$57,480	$69,101

The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere.

	Three Months
	Ended
	April 30,
	2025	2024
Net sales
United States	$667,432	$408,532
Outside the United States	-	-
	$667,432	$408,532

	April 30,	January 31,
	2025	2025
Property and equipment, net of accumulated depreciation
United States	$658,073	$695,063
Outside the United States	-	-
	$658,073	$695,063
Assets
Corporate	$2,869,688	$4,205,577
Pocono Pharmaceuticals	1,427,893	1,404,285
4P Therapeutics	1,854,600	1,859,793
	$6,152,181	$7,469,655

10.	COMMITMENTS AND CONTIGENCIES

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

Kindeva Drug Delivery Agreement

On January 4, 2024, Nutriband signed a commercial development and clinical supply agreement for their lead product, Aversa Fentanyl, with Kindeva Drug Delivery, L.P. (“Kindeva”). Under this agreement, Kindeva will perform commercial manufacturing process development, manufacturing of clinical supplies for the human abuse liability clinical study, and development of chemistry, manufacturing and controls (CMC) information required by the FDA in support of a New Drug Application (“NDA”). As of January 31, 2025, Nutriband has incurred expenses of $3.0 million under this agreement. The Company expects approximately $5.2 million to complete the development. On February 4, 2025, the agreement was amended to reduce the hourly rate for the labor on the project in exchange for a milestone payment payable upon FDA approval. Under the amended agreement, the remaining budget as of April 30, 2025, through NDA submission for the current workplan was reduced to $3.2 million. The amended agreement also includes a milestone payment of $3.0 million to be paid to Kindeva when the Company receives FDA approval.

Lease Agreement

On February 1, 2022, Pocono Pharmaceuticals entered into a lease agreement with Geometric Group, LLC for 12,000 square feet of warehouse space currently occupied by Active Intelligence. The monthly rental is $3,000 and the lease expires on January 31, 2025. The lease has been extended for an additional three years at the same monthly rental.

Sorrento Therapeutics, Inc. Agreement

On July 25, 2023, 4P Therapeutics assigned its claim under the bankruptcy proceedings from Sorrento Therapeutics Inc. and received proceeds of $106,528. The amount due under the claim was $118,675 and 4P Therapeutics recorded a reserve for bad debts of $118,675 during the year ended January 31, 2024. Under the agreement with the buyer of the claim, 4P Therapeutics will make proportional restitution and/or repayment of the purchase amount to the extent the claim is disallowed, reduced or not paid at the same time or distribution rate as other general unsecured claims against the Debtor are paid. The Company has recorded the amount of the proceeds as a secured loan payable to the factor as of April 30, 2025.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended January 31, 2025, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

On November 1, 2021, The Board of Directors adopted the 2021 Employee Stock Option Plan (the “Plan”), and the Plan then adopted provided for an initial 350,000 shares to issue and sell upon the exercise of stock options issued under the Plan. As of May 30, 2025, the Company has reserved 1,373,668 shares to issue and sell upon the exercise of stock options issued under the Plan.

The Plan provides for an automatic annual increase to be added on February 1 of each year equal to the lesser of (i) 250,000 shares of Common Equity or (ii) five percent (5%) of the total shares of Common Stock outstanding on such date (including for this purpose any shares of Common Stock issuable upon conversion of any outstanding capital equity of the Company) or (iii) such lesser number as determined by the Board. In accordance with the Plan, on February 1, 2022, the Company reserved an additional 233,333 shares and on February 1, 2023, the Company reserved an additional 233,333 shares. On March 20, 2024, our Board of Directors adopted an amendment to the Plan increasing the number of shares of common stock subject to the Plan (as of March 20, 2024, 875,000 shares) to 1,400,00 shares (the “Amendment”). We submitted the Amendment to the Plan to our stockholders for adoption and approval at the 2025 Annual Meeting, and the Amendment was approved by a majority vote of our stockholders. As of May 30, 2025, with the February 1, 2025 automatic increase of shares available for issuance under the Plan, 276,333 shares remain available for issuance of options under the Plan.

On April 19, 2024, the Company completed an $8,400,000 equity financing with European investors of 2,100,000 units, at a price of $4.00 per Unit, each Unit consisting of one share of common stock and a Warrant to purchase two shares of common stock, the Warrants having an initial exercise price of $6.43, are exercisable by payment of the exercise price in cash only and expire April 19, 2029, five years from the date of issuance. The offering was made solely to investors resident outside the United States and was not registered under the Securities Act, or the securities laws of any jurisdiction, including any jurisdiction outside the United States, but was made privately by the Company pursuant to the exemptions from registration provided in the SEC’s Regulation S and other exemptions under the Securities Act.

Results of Operations

Three Months Ended April 30, 2025 and 2024

For the three months ending April 30, 2025, we generated revenue of $667,432 and our revenue costs were $415,451, resulting in a gross profit of $251,981. For the three months ending April 30, 2024, we generated revenue of $408,532 and our costs of revenue were $243,746, resulting in a gross profit of $164,786. Our revenue for the three months ending April 30, 2025, was derived from sales from our Pocono Pharmaceuticals segment and $-0- from contract research and development services from our 4P Therapeutics segment. The revenue from the Pocono Pharmaceuticals segment increased from the prior year as the Company ordered additional equipment to meet the new demand and implemented this equipment during the third quarter of the prior year. An increase in demand is expected in the balance of the current year. There were no sales in our 4P Therapeutics segment in the current year due to a shift in focus and the main contract wound down in the prior year. The increase in gross margin is due primarily to higher margins in our sales mix.

For the three months ending April 30, 2025, our selling, general and administrative expenses were $982,052, primarily legal, accounting and public relations compared to $1,079,728 for the three months ending April 30, 2024. The decrease from 2024 is primarily attributable to decreases in non-cash equity-based expenses.

During the three months ending April 30, 2025, the Company incurred research and development expenses of its Aversa Fentanyl product of $683,426, primarily of salaries and increases in development costs from Kindeva as compared to $974,535 for the three months ending April 30, 2024. The decrease is primarily attributable to a reduction in labor costs.

We incurred interest expenses of $5,880 for the three months ending April 30, 2025, as compared to $8,618 for the three months ending April 30, 2024.

Interest income for the three months ending April 30, 2025 was $30,508 as compared to $18 for the three months ending April 30, 2024. The increase is primarily due to investment in excess cash from the Company’s equity financing.

As a result of the foregoing, we sustained a net loss of $1,388,869 or $(0.12) per share (basic and diluted) for the three months ending April 30, 2025, compared with a loss of $1,898,077, or $(0.21) per share (basic and diluted) for the three months ending April 30, 2024.

Liquidity and Capital Resources

As of April 30, 2025, we had $2,964,097 in cash and cash equivalents and working capital of $2,504,596, as compared with cash and cash equivalents of $4,311,719 and working capital of $3,811,420 as of January 31, 2025.

For the three months ending April 30, 2025, we used cash of $1,336,972 in our operations. The principal adjustments to our net loss of $1,388,869 were depreciation and amortization of $57,490, and the issuance of employee stock for services in the amount of $63,850.

For the three months ending April 30, 2025, we used cash in investing activities of $5,324 primarily for the purchase of equipment.

For the three months ending April 30, 2025, we used cash in financing activities of $5,326 primarily from the payment of note payable.

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

As of April 30, 2025, the Company had cash and cash equivalents of $2,904,097 and working capital of $2,504,596. For the three months ending April 30, 2025, the Company incurred a net loss from operations of $1,413,497 and used cash flow from operations of $1,336,972. The Company has generated operating losses since its inception and has relied on sales of securities and the issuance of third-party and related-party debt to support cash flow from operations. The Company has used these proceeds to fund operations and will continue to use the funds as needed. In March 2023, the Company entered into a three-year $2,000,000 Credit Line Note facility with a related party, amended on July 13, 2023, to $5,000,000, which will permit the Company to draw down on the credit line to fund the Company’s research and development of its Aversa product. On April 19, 2024, the Company received proceeds of $8,400,000 from equity financing with European investors.

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

Revenue Types

The following is a description of the Company’s revenue types, which include professional services and sale of goods:

●	Contract development and manufacturing services for consumer health transdermal, topical and tape products with revenues listed under sale of goods.

●	Product revenues are derived from the sale of the Company’s consumer transdermal, topical and tape products with sales listed under sale of goods.

●	Contract research and development services for pharmaceutical and medical devices for life sciences customers with revenues listed under services.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounts in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For the Company’s different revenue service types, the performance obligation is satisfied at different times. The Company’s performance obligations include providing products and professional services in the area of research. The Company recognizes product revenue performance obligations in most cases when the product has shipped to the customer. When we perform professional service work, we recognize revenue when we have the right to invoice the customer for the work completed, which typically occurs over time on a monthly basis for the work performed during that month.

All revenue recognized in the income statement is considered to be revenue from contracts with customers.

Cash and cash equivalents.

Cash and cash equivalents include cash on hand, cash on deposit in money market accounts. The Company considers short-term highly liquid investments with an original maturity date of three months or less that are not part of an investment pool to be cash equivalents. As of April 30, 2025, the Company had $2,547,000 that exceeded federally insured limits.

Accounts receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make the required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-applicable accounts. For the three months ending April 30, 2025, and 2024, the Company recorded bad debt expenses of $-0- and $1,200, respectively, for doubtful accounts related to accounts receivable. During the year ended January 31, 2024, the Company entered into an accounts receivable sale agreement for one of its subsidiaries. The Company received $106,528 in funds against an account receivable that is currently a claim in bankruptcy. The net accounts receivable remain on the books of the Company and a corresponding amount has been included as a secured borrowing liability under Notes payable. As of April 30, 2025, the receivable has been reserved in full. If the bankruptcy claim is not paid in full by the debtor, Company is obligated to pay any difference to the factor. The loan bears interest at 10%. The Company adopted ASU 2016-13 during 2013 and implemented the guidance on expected credit losses.

Inventories

Inventories are valued at the lower of cost and reasonable value determined using the first-in, first-out (FIFO) method. The net realized value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The cost of finished goods and work in process is comprised of material costs, direct labor costs and other direct costs and related production overheads (based on normal operating capacity). As of April 30, 2025, total inventory was $215,324, consisting of work-in-process of $100,690, finished goods of $9,172 and raw materials of $105,463. As of January 31, 2025, total inventory was $212,041, consisting of work-in-process of $46,235, finished goods of $16,609 and raw materials of $149,177.

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. In connection with the Company’s acquisition of 4P Therapeutics LLC in 2018, the Company recorded Goodwill of $1,719,235. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. During the years ended January 31, 2025, and 2024, the Company recorded an impairment charge of $3,302,478- and $-0-, respectively, reducing the Active Intelligence LLC Goodwill to $-0-. As of April 30, 2025, and January 31, 2025, Goodwill amounted to $1,719,535 and $1,719,535, respectively.

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of April 30, 2025, and 2024, there were 6,920,641 and 6,862,308 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

Business Combinations

The Company recognizes the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity at the acquisition date measured at their fair values as of that date, with limited exceptions specified in the accounting literature. In accordance with this guidance, acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.

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

ITEM 1A. RISK FACTORS

You should carefully consider the key risks described below together with all of the other information included in this report and our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 28, 2025, before making an investment decision with regard to our securities. The risks set forth below and in our Form 10-K are not the only risks facing us. Additional risks and uncertainties may exist that could also adversely affect our business, prospects or operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or a significant part of your investment.

There is economic uncertainty concerning economic policies being pursued by the current administration in the United States that may affect the costs and timing of the process of bringing our products to market through approvals with the FDA.

Our operating results could be affected by the current political and economic uncertainties related to the economy of the United States, the domestic pharmaceutical industry and world economies. Future conditions may also adversely affect our pricing strategy, promotional activities and our profitability and margins. Additionally, many of the effects and consequences of U.S. and global financial and economic conditions could potentially have a material adverse effect on our liquidity and capital resources, including the ability to raise additional capital, if needed, or could otherwise negatively affect our business and financial results. Market instability could make it more difficult for us and our suppliers to accurately forecast future product demand trends. Additionally, inflationary factors such as increases in the costs to purchase products, acquire product rights and overhead costs may adversely affect our operating results.

In this economic environment, we are also subject to the risks common to low-revenue start-up enterprises, including, among other factors, undercapitalization, cash shortages, limitations with respect to personnel, financial and other capital or operating expenditures. Drug development companies typically incur substantial losses during the product development and FDA testing phase of the business and do not generate revenues until after the drug has received FDA approval, which cannot be assured, and until the company has started to sell the product. We can give no assurance that we can or will ever be successful in achieving profitability and the likelihood of our success must be considered in light of our early stage of operations. We cannot assure you that we will be able to operate profitably or generate positive cash flow. If we cannot achieve profitability, we may be forced to cease operations and you may suffer a total loss of your investment.

Because we do not have a product we can market in the United States, we cannot predict when or whether we will operate profitably.

We have not completed the development of our lead product, which is our abuse deterrent fentanyl transdermal system, and we do not have any product that we can market in the United States. Because of the numerous risks and uncertainties associated with product development, we cannot assure you that we will be able to develop and market any products or achieve or attain profitability. If we are able to obtain financing for our operations, we expect that we will incur substantial expenses as we continue with our product development and clinical trials. Further, if we are required by applicable regulatory authorities, including the FDA as well as the comparable regulatory agencies in other countries in which we may seek to market product, to perform studies in addition to those we currently anticipate, our expenses will increase beyond expectations and the timing of any potential product approval may be delayed. As a result, we could continue to incur substantial losses and negative cash flow as long as these negative factors continue in effect.

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

The trading price of our common stock has experienced fluctuations due to the factors discussed in these risk factors. In addition, the stock market in general has, and the NASDAQ Capital Market and technology companies in particular have, experienced extreme price and volume fluctuations. These trading prices and valuations may not be sustainable. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against companies (primarily those that are larger than us) that experienced such volatility. This type of litigation, if instituted against us, regardless of its outcome, could result in substantial costs and a diversion of our management’s attention and resources.

Stockholders may experience significant dilution as a result of future equity offerings and other issuances of our common stock or other securities.

We will need to raise substantial funds in order to develop our products. In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may be based on a discount from market at the time of issuance. Stockholders will incur dilution upon exercise of any outstanding stock options, warrants or upon the issuance of shares of common stock under our present and future stock incentive programs. In addition, the sale of shares and any future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the price of our common stock. We cannot predict the effect, if any, that market sales of those shares of common stock or the availability of those shares of common stock for sale will have on the market price of our common stock.

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

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRIBAND INC.

May 30, 2025	By:	/s/ Gareth Sheridan
Gareth Sheridan, Chief Executive Officer
(Principal Executive Officer)

May 30, 2025	By:	/s/ Gerald Goodman
Gerald Goodman, Chief Financial Officer
(Principal Financial Officer)