Form 10-Q
period 2025-07-31
NutriBand Inc.
filed 2025-09-09
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, was 12,034,883 shares as of September 8, 2025.

NUTRIBAND INC.

i

NUTRIBAND INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the three and six months ended July 31, 2025 and 2024 are not necessarily indicative of the results for the entire fiscal year or for any other period.

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
	2025	2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,995,101	$4,311,719
Accounts receivable-net	160,804	73,847
Inventory	138,031	212,041
Prepaid expenses	226,500	196,658
Total Current Assets	7,520,436	4,794,265

PROPERTY & EQUIPMENT-net	615,857	695,063

OTHER ASSETS:
Goodwill	1,719,535	1,719,535
Operating lease right of use asset	90,000	-
Intangible assets-net	230,760	261,092

TOTAL ASSETS	$10,176,588	$7,469,955

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,393,013	$698,821
Deferred revenue	19,419	155,880
Operating lease liability-current portion	31,007	-
Notes payable-current portion	128,369	128,144
Total Current Liabilities	1,571,808	982,845

LONG-TERM LIABILITIES:
Note payable-net of current portion	47,290	58,205
Operating lease liability-net of current portion	63,682	-
Total Liabilities	1,682,780	1,041,050

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 3,008,642 and -0- issued and outstanding as of July 31, 2025 and January 31, 2025, respectively	3,009	-
Common stock, $.001 par value, 291,666,666 shares authorized, 12,034,883 and 11,107,210 shares issued at July 31, 2025 and January 31, 2025, respectively, 12,015,983 and 11,074,810 shares outstanding as of July 31, 2025 and January 31, 2025, respectively	12,016	11,075
Additional paid-in-capital	50,417,781	45,029,317
Accumulated other comprehensive loss	(304)	(304)
Treasury stock, 18,900 and 32,400 shares at cost, as of July 31, 2025 and January 31, 2025, respectively	(86,852)	(148,547)
Accumulated deficit	(41,851,842)	(38,462,636)
Total Stockholders’ Equity	8,493,808	6,428,905

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,176,588	$7,469,955

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2025	2024	2025	2024

Revenue	$622,452	$442,830	$1,289,884	$851,362

Costs and expenses:
Cost of revenues	465,571	341,272	881,022	585,018
Research and development	562,554	773,975	1,245,980	1,748,510
Selling, general and administrative	1,597,540	737,325	2,579,592	1,817,053
Total Costs and Expenses	2,625,665	1,852,572	4,706,594	4,150,581

Loss from operations	(2,003,213)	(1,409,742)	(3,416,710)	(3,299,219)

Other income (expense):
Interest income	8,649	77,332	39,157	77,350
Loss on extinguishment of debt	-	(368,036)		(368,036)
Interest expense	(5,773)	(5,019)	(11,653)	(13,637)
Total other income (expense)	2,876	(295,723)	27,504	(304,323)

Loss before provision for income taxes	(2,000,337)	(1,705,465)	(3,389,206)	(3,603,542)

Provision for income taxes	-	-	-	-

Net loss	$(2,000,337)	$(1,705,465)	$(3,389,206)	$(3,603,542)

Preferred shares dividend	(21,814,166)	-	(21,814,166)	-

Net loss available to common stockholders - basic and diluted	$(23,814,503)	$(1,705,465)	$(25,203,372)	$(3,603,542)

Net loss per share available to common stockholders - basic and diluted	$(2.12)	$(0.15)	$(2.26)	$(0.36)

Weighted average common shares outstanding - basic and diluted	11,218,581	11,061,725	11,172,543	10,111,357

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended July 31, 2025

							Accumulated
		Common Stock		Preferred Stock		Additional	Other
		Number of		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	shares	Amount	Capital	Income(Loss)	Deficit	Stock
Balance, February 1, 2025	$6,428,905	11,074,810	$11,075	-	$-	$45,029,317	$(304)	$(38,462,636)	$(148,547)

Treasury stock issued for services	104,400	13,500	14	-	-	42,691	-	-	61,695

Exercise of warrants	5,305,503	825,117	825	-	-	5,304,678	-	-	-

Exercise of employee stock options	44,206	20,055	20	-	-	44,186	-	-	-

Preferred Shares issued as Common stock dividend	-	-	-	3,008,642	3,009	(3,009)	-	-	-

Cashless exercise of warrants	-	82,501	82	-	-	(82)	-	-	-

Net loss	(3,389,206)	-	-	-	-	-	-	(3,389,206)	-

Balance, July 31, 2025	$8,493,808	12,015,983	$12,016	3,008,642	$3,009	$50,417,781	$(304)	$(41,851,842)	$(86,852)

Six Months Ended July 31, 2024

							Accumulated
		Common Stock		Preferred Stock		Additional	Other
		Number of		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	shares	Amount	Capital	Income(Loss)	Deficit	Stock
Balance, February 1, 2024	$6,438,235	8,859,870	$8,860	-	$-	$34,442,339	$(304)	$(27,980,019)	$(32,641)

Proceeds from sale of common stock and warrants	8,400,000	2,100,000	2,100	-	-	8,397,900	-	-	-

Options issued for services	553,335	-	-	-	-	553,335	-	-	-

Common stock and warrants issued for conversion of debt	672,958	76,230	$76	-	-	$672,882	-	-	-

Cashless exercise of warrants	0	60,085	$60	-	-	$(60)	-	-	-

Net loss	(3,603,542)	-	-	-	-	-	-	(3,603,542)	-

Balance, July 31, 2024	$12,460,986	11,096,185	$11,096	-	$-	$44,066,396	$(304)	$(31,583,561)	$(32,641)

Three Months Ended July 31, 2025

							Accumulated
		Common Stock		Preferred Stock		Additional	Other
		Number of		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	shares	Amount	Capital	Income(Loss)	Deficit	Stock
Balance, May 1, 2025	$5,103,386	11,130,271	$11,130	-	$-	$45,053,767	$(304)	$(39,851,505)	$(109,702)

Exercise of warrants	5,305,503	825,117	825	-	-	5,304,678	-	-	-

Exercise of employee stock options	44,206	20,055	20	-	-	44,186	-	-	-

Treasury stock issued for services	41,050	5,000	5	-	-	18,195	-	-	22,850

Preferred Shares issued as Common stock dividend		-	-	3,008,642	3,009	(3,009)	-	-	-

Cashless exercise of warrants	-	35,540	36	-	-	(36)	-	-	-

Net loss	(2,000,337)	-	-	-	-	-	-	(2,000,337)	-

Balance, July 31, 2025	$8,493,808	12,015,983	$12,016	3,008,642	$3,009	$50,417,781	$(304)	$(41,851,842)	$(86,852)

Three Months Ended July 31, 2024

							Accumulated
		Common Stock		Preferred Stock		Additional	Other
		Number of		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	shares	Amount	Capital	Income(Loss)	Deficit	Stock
Balance, May 1, 2024	$13,363,113	10,959,870	$10,960	-	$-	$43,263,194	$(304)	$(29,878,096)	$(32,641)

Common stock and warrants issued for conversion of debt	130,380	-	-	-	-	130,380	-	-	-

Options issued for services	672,958	76,230	76	-	-	672,882	-	-	-

Cashless exercise of warrants	-	60,085	60	-	-	(60)	-	-	-

Net loss	(1,705,465)	-	-	-	-	-	-	(1,705,465)	-

Balance, July 31, 2024	$12,460,986	11,096,185	$11,096	-	$-	$44,066,396	$(304)	$(31,583,561)	$(32,641)

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	July 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,389,206)	$(3,603,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114,862	139,050
Operating lease expense	18,000	15,690
Loss on extinguishment of debt	-	368,036
Stock-based compensation-shares issued for services	104,400	-
Stock-based compensation-options	-	553,335
Changes in operating assets and liabilities:
Accounts receivable	(86,957)	80,638
Prepaid expenses	(29,842)	15,432
Inventories	74,010	(55,255)
Deferred revenue	(136,461)	22,074
Operating lease liability	(13,158)	(16,748)
Accounts payable and accrued expenses	694,039	103,617
Net Cash Used In Operating Activities	(2,650,313)	(2,377,673)

Cash flows from investing activities:
Purchase of equipment	(5,324)	(45,085)
Net Cash Used in Investing Activities	(5,324)	(45,085)

Cash flows from financing activities:
Proceeds from note payable-related party	-	300,000
Proceeds from the exercise of employee stock options	44,206
Proceeds from sale of common stock and exercise of warrants	5,305,503	8,400,000
Payment on note payable	(10,690)	(10,217)
Net Cash Provided by Financing Activities	5,339,019	8,689,783

Net change in cash	2,683,382	6,267,025

Cash and cash equivalents - Beginning of period	4,311,719	492,942

Cash and cash equivalents - End of period	$6,995,101	$6,759,967

Supplementary information:

Cash paid for:
Interest	$1,250	$611

Income taxes	$-	$2,943

Supplemental disclosure of non-cash investing and financing activities:

Cashless conversion of warrants	$82	$60

Measurement of operarating lease right-of-use assets and liabilities	$108,000	$-

Debt settlement issued by the issuance of common stock and warrants	$-	$672,956

Preferred Shares issued as Common stock dividend	$21,814,166	$-

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Three and Six Months Ended July 31, 2025 and 2024

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

Unaudited Financial Statements

The consolidated balance sheet as of July 31, 2025, and the consolidated statements of operations, stockholders’ equity, and cash flows for the periods presented have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) to prepare fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented have been made. The results for the six months ending July 31, 2025, are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes therein included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2025.

Certain information and footnote disclosures required under generally accepted accounting principles in the United States of America ({U.S. GAAP}) have been condensed or omitted from these consolidated financial statements pursuant to the rules and regulations, including interim reporting requirements of the U.S. Securities and Exchange Commission (“SEC”). The preparation of consolidated statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosures of contingent amounts in our consolidated financial statements and accompanying footnotes. Actual results could differ from estimates.

The Company’s significant accounting policies are in Note 2 in the Company’s Annual Report on Form 10-K for the year ended January 31, 2025. There were no significant changes to these accounting policies during the six months ended July 31, 2025.

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

As of July 31, 2025, the Company had cash and cash equivalents of $6,995,101 and working capital of $5,948,628. For the six months ended July 31, 2025, the Company incurred a net loss from operations of $3,416,710 and used cash flow from operations of $2,650,313. The Company has generated operating losses since its inception and has relied on sales of securities and the issuance of third-party and related-party debt to support cash flow from operations. The Company has used these proceeds to fund operations and will continue to use the funds as needed. In March 2023, the Company entered into a three-year $2,000,000 Credit Line Note facility with a related party, amended on July 13, 2023, to $5,000,000, which will permit the Company to draw down on the credit line to fund the Company’s research and development of its Aversa product. On April 19, 2024, the Company received proceeds of $8,400,000 from equity financing with European investors. During the six months ended July 31, 2025, the Company received proceeds of $5,305,503 from the exercise of warrants.

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

All revenue recognized in the income statement is considered to be revenue from contracts with customers.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by type and by geographical location. See the tables:

	Six Months Ended		Three Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
Revenue by type
Sale of goods	$1,289,884	$851,362	$622,452	$442,830
Services	-	-	-	-
Total	$1,289,884	$851,362	$622,452	$442,830

	Six Months Ended		Three Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
Revenue by geographic location:
United States	$1,282,254	$851,362	$614,822	$442,830
Foreign	7,630	-	7,630	-
	$1,289,884	$851,362	$622,452	$442,830

Cash and cash equivalents.

Cash and cash equivalents include cash on hand and cash on deposit in money market accounts. The Company considers short-term highly liquid investments with an original maturity date of three months or less that are not part of an investment pool to be cash equivalents. As of July 31, 2025, the Company had approximately $6,607,000 that exceeded federally insured cash balance limits.

Accounts receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make the required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-applicable accounts. For the six months ended July 31, 2025, and 2024, the Company recorded bad debt expenses of $-0- and $1,200, respectively, for doubtful accounts related to accounts receivable. During the year ended January 31, 2024, the Company entered into an accounts receivable sale agreement for one of its subsidiaries. The Company received $106,528 in funds against an account receivable that is currently a claim in bankruptcy. The net accounts receivable remains on the books of the Company, and a corresponding amount has been included as a secured borrowing liability under Notes payable. As of July 31, 2025, the receivable has been reserved in full. If the bankruptcy claim is not paid in full by the debtor, Company is obligated to pay any difference to the factor. The loan bears interest at 10%. The Company adopted ASU 2016-13 during 2013 and implemented the guidance on expected credit losses.

Inventories

Inventories are valued at the lower of cost and reasonable value determined using the first-in, first-out (FIFO) method. Net realized value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The cost of finished goods and work in process is comprised of material costs, direct labor costs and other direct costs and related production overheads (based on normal operating capacity). As of July 31, 2025, total inventory was $138,031, consisting of work-in-process of $8,061, finished goods of $8,042 and raw materials of $121,477. As of January 31, 2025, total inventory was $212,041, consisting of work-in-process of $46,255, finished goods of $16,609 and raw materials of $149,177.

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

Intangible Assets

Intangible assets include trademarks, intellectual property and customer base acquired through business combinations. The Company accounts for Other Intangible Assets under the guidance of ASC 350, “Intangibles-Goodwill and Other.” The Company capitalizes certain costs related to patent technology. A substantial component of the purchase price related to the Company’s acquisitions has also been assigned to intellectual property and other intangibles. Under the guidance, other intangible assets with definite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are tested annually for impairment. Trademarks, intellectual property and customer base are being amortized over their estimated useful lives of ten years. During the year ended January 31, 2025, the Company recorded an impairment charge of $293,038 to its intellectual property.

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. In connection with the Company’s acquisition of 4P Therapeutics LLC in 2018, the Company recorded Goodwill of $1,719,235. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. During the years ended January 31, 2025 and 2024, the Company recorded an impairment charge of $3,302,478 and $-0-, respectively, reducing the Active Intelligence LLC Goodwill to $-0-. As of July 31, 2025 and January 31, 2025, Goodwill amounted to $1,719,535 and $1,719,535, respectively.

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of July 31, 2025, and 2024, there were 8,927,218 and 6,872,833 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

3.	PROPERTY AND EQUIPMENT

	July 31,	January 31,
	2025	2025
Lab equipment	$144,585	$144,585
Machinery and equipment	1,389,756	1,384,432
Furniture and fixtures	19,643	19,643
	1,553,984	1,548,660
Less: Accumulated depreciation	(938,127)	(853,597)
Net Property and Equipment	$615,857	$695,063

Depreciation expenses amounted to $84,530 and $82,475 for the six months ended July 31, 2025, and 2024, respectively. During the six months ended July 31, 2025, and 2024, depreciation expenses of $67,624 and $61,163, respectively, have been allocated to the cost of goods sold.

4.	NOTES PAYABLE

Notes Payable

Active Intelligence, entered into an agreement with the Carolina Small Business Development Fund for a line of credit of $160,000 due October 16, 2028, with interest of 5% per year. The amount assumed was $139,184. The loan requires monthly payments of principal and interest of $1,697. During the six months ended July 31, 2025, the Company made $8,384 of principal payments. As of July 31, 2025, the amount due was $60,748, of which $17,109 is current. As of January 31, 2025, the amount due was $69,132.

On April 3, 2022, the Company entered into a retail installment agreement for the purchase of an automobile. The contract price was $32,274, of which $22,795 was financed. The agreement is for five years bearing interest at 2.95% per annum with payments of $410 per month. The loan is secured by automobile. As of July 31, 2025, the amount due was $8,383, of which $4,732 is current. As of January 31, 2025, the amount due was $10,689.

Note payable-related party.

On July 17, 2023, the Company entered an amended Credit Line Note agreement, for an increased $5,000,000 credit line facility to the Company entered on March 17, 2023. Outstanding advances under the Note bears interest at 7% per annum. The promissory note is due and payable in full on March 19, 2026. Interest is payable annually on December 31 of each year during the term of the note. The Company received advances of $300,000 during the nine months ended October 31, 2024. On May 15, 2024, the Company agreed to convert the $300,000 debt. The conversion was made pursuant to the terms of a Conversion Agreement, which provided the conversion of $300,000 of principal and $4,922 of accrued interest. The Company issued 76,230 shares of common stock and 152,460 warrants exercisable at $6.43 per share, resulting in a $368,036 loss on extinguishment. As of July 31, 2025 and January 31, 2025, the balance due was $-0-, respectively. The Company recorded interest expense of $-0- and $4,163 for the six months ended July 31, 2025, and 2024, respectively.

Secured borrowing liability.

On July 19, 2023, the Company entered into an accounts receivable sale agreement for one of its subsidiaries in connection with a bankruptcy claim. The Company received $106,528 and recorded the transaction as a secured loan payable against the account receivable. The sale of the account receivable balance was to an outside third party, whereby if the bankruptcy court does not pay the balance in full, the Company will owe back the unpaid portion. The loan is classified as a current liability as the Company expects the bankruptcy will be resolved in the next twelve months. The loan bears interest at 10%. For the three months ended July 31, 2025, and 2024, the Company recorded an interest expense of $5,184 and $5,212, respectively.

Interest expenses for the six months ended July 31, 2025, and 2024, were $11,653 and $12,401, respectively.

5.	INTANGIBLE ASSETS

As of July 31, 2025, and January 31, 2025, intangible assets consisted of intellectual property and trademarks, customer base, and license agreement, net of amortization, as follows:

	July 31,	January 31,
	2025	2025
Customer base	$214,640	$214,640
Intellectual property and trademarks	623,822	623,822

Total	838,462	838,462

Less: Accumulated amortization	(607,702)	(577,370)

Net Intangible Assets	$230,760	$261,092

Amortization expenses for the six months ended July 31, 2025, and 2024 amounted to $30,332 and $56,575, respectively. During the year ended January 31, 2025, the Company recorded an impairment charge of $293,038 to its Intellectual property.

Total
Year Ended January 31,
2026	$30,354
2027	60,666
2028	60,666
2029	41,736
2030	23,596
2031 and thereafter	13,742
$230,760

6.	RELATED PARTY TRANSACTIONS

Activity during the six months ended July 31, 2025

a)	During the six months ended July 31, 2025, a director of the Company and a related party exercised warrants and were issued 311, 041 and 160,000 shares of common stock, respectively.

Activity during the six months ended July 31, 2024

a)	In March 2024, options to purchase 390,000 shares of common stock to executives and employees of the Company at a price of $2.37 and $2.61 per share. The options vest immediately and expire in three years. The fair value of the options issued amounted to $422,955 and was expensed during the six months ended July 31, 2024.

b)	On April 19, 2024, the Company completed an $8,400,000 equity financing with European investors which included related parties. The related parties invested a total of $7,120,000 and received 1,780,000 shares of common stock and warrants to purchase 3,560,000 shares of common stock @ $6.43 per share. One related party, a director of the Company, invested $4.5 million which included $500,000 from his son and $700,000 from an entity he controls. The other related party invested $2.62 million from entities controlled by the investor. See Note 7 for further information.

c)	During the six months ended July 31, 2024, the Company received $300,000 from the credit line facility with TII Jet Services LDA. On May 14, 2024, the Company converted the debt and accrued interest into 76,240 shares of common stock and issued 152,460 warrants to the lender. See Note 4 for further information.

d)	On June 5, 2024, the Company’s Chief Financial Officer exercised 87,500 warrants as a cashless conversion and was issued 60,085 shares of common stock.

7.	STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

On January 15, 2016, the board of directors of the Company approved a certificate of amendment to the articles of incorporation and changed the authorized capital stock of the Company to include and authorize 10,000,000 shares of Series A Preferred Stock, par value $0.001 per share.

On July 9, 2025, the board of directors created a series of non-voting preferred stock consisting initially of shares designated as the Series A Convertible Preferred Stock (the “the Series A Preferred Stock”).

‘The Company authorized on July 9, 2025, a preferred stock dividend to be issued by the Company to all shareholders on the basis of one share of Series A Preferred stock issued for each four shares of common stock owned by the holder. The record date for the dividend was July 25, 2025. On the August 5, 2025 date of distribution of the dividend, 3,008,642 shares of the Series A Preferred Stock were issued to our shareholders. The fair value of the shares preferred stock issued in the dividend was $21,814,166. The fair value was determined by a management estimate of the likelihood of FDA approval, which was determined to be 85%. The Company valued the dividend at 85% of the common stock market price.

The Rights and Preferences of the Series A Preferred Stock

Conversion. The Certificate of Rights and Preferences for the Series A Preferred Stock provides that, following the date of the approval for commercial sale by the Federal Drug Administration of the Company’s transdermal pharmaceutical products that are based on the Company’s AVERSA abuse deterrent technology, each share of Series A Preferred Stock will be convertible at the option of the holder into one share of Common Stock. The holders of Series A Preferred Stock that do not convert their shares shall be eligible for dividends as declared by the board of directors for those holders of the Series A Preferred Stock, and the Series A Preferred Stock is also eligible for dividends declared by the board of directors on the class of common stock.

Redemption, Dividends, Junior Securities. So long as any shares of Series A Preferred Stock outstanding, neither the Company nor any subsidiary thereof shall, without the consent of the Holders of ninety percent (90%) of the shares of Series A Preferred Stock then outstanding, (a) redeem, repurchase or otherwise acquire directly or indirectly any Junior Securities (as defined in Section 9), (b) directly or indirectly pay or declare any dividend or make any distribution upon, nor shall any distribution be made in respect of, any Junior Securities, or (c) set aside any monies to the purchase or redemption (through a sinking fund or otherwise) of any Junior Securities.

Liquidation. The sale, conveyance or transfer (for cash, shares of stock, securities or other consideration) of all or substantially all of the property and assets of the Company is deemed a voluntary liquidation, dissolution or winding up of the Company for purposes of this paragraph. The merger or consolidation of the Company into or with any other corporation, or the merger or consolidation of any other corporation into or with the Company, is not be deemed to be an event of liquidation, dissolution or winding up, if the holders of the Series A Preferred Stock outstanding upon the effectiveness of such merger or combination, receive for each share of Series A Preferred Stock one share of preference stock of the resulting or surviving corporation, which share of preferred stock will have rights and privileges roughly equivalent to the rights and privileges of the Series A Preferred Stock.

Dividends. Holders of Series A Preferred Stock shall be entitled to receive dividends, when and as declared by the Board of Directors out of funds legally available therefor. For any other dividends or distributions, the Series A Preferred Stock will participate with the Company’s common stock on an as-converted basis.

Conversion at Option of Holder. Following the date of the approval by the Federal Drug Administration of the Company’s transdermal pharmaceutical products that are based on the Company’s AVERSA™ abuse deterrent transdermal technology for commercial sale, each share of Series A Preferred Stock is convertible at the option of the holder into one share of Common Stock.

Stock Splits, etc. If, at any time while any shares of Series A Preferred Stock remain outstanding (“Outstanding Shares”), the Company effectuates a stock split or reverse stock split of its Common Stock or issues a dividend on its Common Stock consisting of shares of Common Stock, the Conversion Price and any other amounts calculated as contemplated by this Certificate of Designations shall be equitably adjusted to reflect such action with respect to Outstanding Shares at the record date of such split.

Activity during the Six Months Ended July 31, 2025

(a)	As of July 31, 2025, the Company holds 18,900 shares of treasury stock. During the six months ended July 31, 2025, 8,500 shares of treasury stock held by the Company were issued to employees for services rendered. The Company recorded an expense of $65,410 during the six months ended July 31, 2025, in connection with the transaction.

(b)	On February 8, 2025, the Company entered into an agreement with a consultant to provide consulting services to the Company’s Board of Directors. The Company issued 5,000 shares of the Company’s common stock to the consultant, valued at $39,050 and expensed during the six months ended July 31, 2025. The shares were issued from the treasury shares held by the Company. The term of the agreement is for twelve months.

(c)	In February 2025, the Company’s outside counsel exercised 58,433 warrants as a cashless conversion and the Company issued 46,961 shares of common stock.

(d)	In July 2025, third parties exercised 98,560 warrants as a cashless conversion, and the Company issued 35,540 shares of common stock.

(e)	In July 2025, two employees exercised employee stock options. The Company received proceeds of $44,206 and issued 20,055 shares of common stock.

(f)	In July 2025, the Company received proceeds of $303,477 from the exercise of public warrants and the Company issued 47,076 shares of common stock.

(g)	In July 2025, the Company received proceeds of $5,002,026 from the exercise of warrants and the Company issued 778,041 shares of common stock.

Activity during the Six Months Ended July 31, 2024

(a)	As of April 30, 2024, the Company held 10,000 of its shares comprising $32,641 of treasury stock. There was no activity during the three months ended April 30, 2024.

(b)	On April 19, 2024, the Company completed an $8,400,000 equity financing with European investors (the “Offering”) of 2,100,000 units (“Units”), at a price of $4.00 per Unit, consisting of one share of common stock (“Shares”) and a Warrant to purchase two Shares of common stock, the Warrant having an exercise price of $6.43, are exercisable by payment of the exercise price in cash only and expire April 19, 2029, five years from the date of issuance (“Warrants”). The offering was made solely to investors residing outside the United States and was not registered under the Security Act of 1933, as amended, (the “Security Act”), or the security law of any jurisdiction, including outside the United States, but was made privately by the Company pursuant to the exemptions from registration provided in the SEC’s Regulation S and other exemptions under the Securities Act.

8.	OPTIONS and WARRANTS

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

Non-cash compensation for the year ended January 31, 2025, amounted to $484,975.

The Company used the Black Scholes valuation model to record fair value of the value of the warrants issued during the year ending January 31, 2025. The valuation model used a dividend rate of 0%; expected terms of 1.5-2.5 years; volatility rates of 105.98%-145.05%; and risk-free rates of 3.65%-4.45%.

The following table summarizes the changes in the warrants outstanding and the related price of the shares of the common stock issued to non-employees of the Company during the six months ended July 31, 2025 and the year ended January 31, 2025.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2024	1,283,038	$5.88	2.97 years	$-

Granted	4,402,460	6.40	4.72 years	-

Expired/Cancelled	(50,000)	4.00	-	-

Exercised	(88,525)	1.98	-	-

Outstanding, January 31, 2025	5,546,973	6.37	3.68 years	-

Granted	-	-	-	-

Expired/Cancelled	-	-	-	-

Exercised	(982,010)	6.15	-	-

Outstanding- July 31, 2025	4,564,963	$6.42	3.19 years	$3,614,071

Exercisable - July 31, 2025	4,564,963	$6.42	3.19 years	$3,614,071

The following table summarizes additional information relating to the warrants outstanding as of July 31, 2025:

Range of Exercise	Number	Remaining Contractual	Exercise Price for Shares	Number	Exercise Price for Shares	Intrinsic
Prices	Outstanding	Life(Years)	Outstanding	Exercisable	Exercisable	Value

$4.00	30,000	2.60	$4.00	30,000	$4.00	$96,300
$6.43	4,509,963	3.20	$6.43	4,509,963	$6.43	$3,517,771
$7.50	25,000	2.27	$7.50	25,000	$7.50	$-
	4,564,963		$6.37	4,564,963	$6.42	$3,614,071

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

On March 20, 2024, our Board of Directors adopted an amendment to the Company’s Employee Stock Option Plan (the “Plan”) increasing the number of shares of common stock subject to the Plan (as of March 20, 2024, 875,000 shares) to 1,400,000 shares (the “Amendment”). The Company submitted the Amendment to the Plan to our stockholders for adoption and approval at the 2025 Annual Meeting. The Amendment was approved by the stockholders on January 23, 2025. As of July 31, 2025, with the February 1, 2025 automatic issuance of shares available under the Plan, 276,332 shares remain available for issuance of options under the Plan.

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

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2024	874,835	$3.23	2.31 years

Granted	689,584	4.40	1.93 years	-

Expired/Cancelled	(190,751)	-	-

Exercised	-	-	-

Outstanding, January 31, 2025	1,373,668	3.68	1.90 years

Granted	-	-	-

Expired/Cancelled	-	-	-

Exercised	(20,055)	1.07	-

Outstanding- July 31, 2025	1,353,613	$3.70	1.40 years	$4,822,505

Exercisable - July 31, 2025	1,353,613	$3.70	1.40 years	$4,822,505

The following table summarizes additional information relating to the options outstanding as of July 31, 2025.:

Range of Exercise Prices	Number Outstanding	Weighted Average Life(Years)	Weighted Average Exercise Price for Shares Outstanding	Number Exercisable	Weighted Average Exercise Price for Shares Exercisable	Intrinsic Value

$1.93	194,445	1.24	$1.93	194,445	$1.93	$1,026,670
$2.12	140,000	1.24	$2.12	140,000	$2.12	$712,600
$2.37	195,000	1.63	$2.37	195,000	$2.37	$943,800
$2.61	195,000	1.63	$2.61	195,000	$2.61	$897,000
$2.65	20,000	1.13	$2.65	20,000	$2.65	$91,200
$2.75	30,000	1.51	$2.75	30,000	$2.75	$133,800
$3.59	35,000	2.17	$3.59	35,000	$3.59	$126,700
$3.75	57,500	0.36	$3.75	57,500	$3.75	$198,950
$3.98	30,000	0.51	$3.98	30,000	$3.98	$96,900
$4.09	78,750	0.00	$4.09	78,750	$4.09	$245,700
$4.12	50,000	0.36	$4.12	50,000	$4.12	$154,500
$4.50	58,334	0.00	$4.50	58,334	$4.50	$158,085
$5.99	30,000	1.92	$5.99	30,000	$5.99	$36,600
$7.34	180,918	2.48	$7.34	180,918	$7.34	$-
$8.07	58,666	2.48	$8.07	58,666	$8.07	$-

	1,353,613	1.40	$3.70	1,353,613	$3.70	$4,822,505

9.	SEGMENT REPORTING

We organize and manage our business by the following two segments which meet the definition of reportable segments under ASC280-10, Segment Reporting: Sales of Goods and Services. These segments are based on the customer type of products or services provided and are the same as our business units. Separate financial information is available and regularly reviewed by our chief officer- decision maker, who is our chief executive officer, in making resource allocation decisions for our segments. Our chief officer decision maker evaluates segment performance to the GAAP measure of gross profit.

	Six Months Ended		Three Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
Net sales
Pocono Pharmaceuticals	$1,289,884	$851,362	$622,452	$442,830
4P Therapeutics	-	-	-	-
	1,289,884	851,362	622,452	442,830
Gross profit
Pocono Pharmaceuticals	408,862	266,344	156,881	101,558
4P Therapeutics	-	-	-	-
	408,862	266,344	156,881	101,558
Operating expenses
Selling, general and administrative-Pocono Pharmaceuticals	311,354	321,068	159,822	166,674
Selling, general and administrative-4P Therapeutics	52,627	54,603	32,628	30,249
Selling, general and administrative-Corporate	2,215,615	1,441,382	1,405,090	540,402
Research and development-4P Therapeutics	1,245,980	1,748,510	562,554	773,975
	3,825,576	3,565,563	2,160,094	1,511,300
Depreciation and Amortization
Pocono Pharmaceuticals	$96,327	$114,494	$48,114	$57,671
Corporate	-	6,021	-	3,010
4P Therapeutics	18,535	18,535	9,268	9,268
	$114,862	$139,050	$57,382	$69,949

The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere.

	Six Months Ended		Three Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
Net sales
United States	$1,282,354	$851,362	$614,922	$442,830
Outside the United States	7,530	-	7,530	-
	$1,289,884	$851,362	$622,452	$442,830

	July 31,	January 31,
	2025	2025
Property and equipment, net of accumulated depreciation
United States	$615,857	$695,063
Outside the United States	-	-
	$615,857	$695,063
Assets
Corporate	$6,435,611	$4,205,577
Pocono Pharmaceuticals	1,899,844	1,404,285
4P Therapeutics	1,841,133	1,859,793
	$10,176,588	$7,469,655

10.	COMMITMENTS AND CONTIGENCIES

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

Kindeva Drug Delivery Agreement

On January 4, 2024, the Company signed a commercial development and clinical supply agreement for their lead product, Aversa Fentanyl, with Kindeva Drug Delivery, L.P. (“Kindeva”). Under this agreement, Kindeva will perform commercial manufacturing process development, manufacturing of clinical supplies for the human abuse liability clinical study, and development of chemistry, manufacturing and controls (CMC) information required by the FDA in support of a New Drug Application (“NDA”). As of January 31, 2025, the Company has incurred expenses of $3.0 million under this agreement. The Company expects approximately $5.2 million to complete the development. On February 4, 2025, the agreement was amended to reduce the hourly rate for the labor on the project in exchange for a milestone payment payable upon FDA approval. Under the amended agreement, the remaining budget as of July 31, 2025, through NDA submission for the current workplan was reduced to $3.6 million. The amended agreement also includes a milestone payment of $3.0 million to be paid to Kindeva when the Company receives FDA approval.

Lease Agreement

On February 1, 2022, Pocono Pharmaceuticals entered into a lease agreement with Geometric Group, LLC for 12,000 square feet of warehouse space currently occupied by Active Intelligence. The monthly rental is $3,000 and the lease expires on January 31, 2025. The lease has been extended for an additional three years at the same monthly rental.

Sorrento Therapeutics, Inc. Agreement

On July 25, 2023, 4P Therapeutics assigned its claim under the bankruptcy proceedings from Sorrento Therapeutics Inc. and received proceeds of $106,528. The amount due under the claim was $118,675 and 4P Therapeutics recorded a reserve for bad debts of $118,675 during the year ended January 31, 2024. Under the agreement with the buyer of the claim, 4P Therapeutics will make proportional restitution and/or repayment of the purchase amount to the extent the claim is disallowed, reduced or not paid at the same time or distribution rate as other general unsecured claims against the Debtor are paid. The Company has recorded the amount of the proceeds as a secured loan payable to the factor as of July 31, 2025.

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

11.	SUBSEQUENT EVENTS

(a)	On August 11, 2025, 40,000 options to purchase common shares of the Company exercisable at a price of $6.85 per share to an executive officer. The options vest immediately and expire three years from the date of issuance. The fair value of the options for services amounted to $137,040. The Company used the Black-Scholes valuation model to record the fair value.

(b)	On August 20, 2025, 369,167 options to purchase common shares of the Company were issued to executive officers and employees exercisable at prices of $6.22 -6.84 per share. The options vest immediately and expire three years from the date of issuance. The fair value of the options issued for services amounted to $1,148,102. The Company used the Black-Scholes valuation model to record the fair value.

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

On November 1, 2021, The Board of Directors adopted the 2021 Employee Stock Option Plan (the “Plan”), and the Plan then adopted provided for an initial 350,000 shares to issue and sell upon the exercise of stock options issued under the Plan. As of September 8, 2025, the Company has reserved 1,645,751 shares to issue and sell upon the exercise of stock options issued under the Plan.

The Plan provides for an automatic annual increase to be added on February 1 of each year equal to the lesser of (i) 250,000 shares of Common Equity or (ii) five percent (5%) of the total shares of Common Stock outstanding on such date (including for this purpose any shares of Common Stock issuable upon conversion of any outstanding capital equity of the Company) or (iii) such lesser number as determined by the Board. In accordance with the Plan, on February 1, 2022, the Company reserved an additional 233,333 shares and on February 1, 2023, the Company reserved an additional 233,333 shares. On March 20, 2024, our Board of Directors adopted an amendment to the Plan increasing the number of shares of common stock subject to the Plan (as of March 20, 2024, 875,000 shares) to 1,400,00 shares (the “Amendment”). We submitted the Amendment to the Plan to our stockholders for adoption and approval at the 2025 Annual Meeting, and the Amendment was approved by a majority vote of our stockholders. As of September 8, 2025, with the February 1, 2025 automatic increase of shares available for issuance under the Plan, 4,249 shares remain available for issuance of options under the Plan.

On August 5, 2025, the Company issued a preferred stock dividend of its Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to its shareholders of record July 25, 2025. Each share of Series A Preferred Stock has the par value of $0.001 per share and is is convertible at the option of the holder into one share of Common Stock following the date of the approval for commercial sale by the Federal Drug Administration of the Company’s transdermal pharmaceutical products that are based on the Company’s AVERSA™ abuse deterrent transdermal technology. The holders of Series A Preferred Stock that do not convert their shares shall be eligible for dividends as declared by the Board of Directors for those holders, and the Series A Preferred is also eligible for dividends declared by the Board of Directors on the class of common stock. In the preferred stock dividend, 3,008,643 shares of the Series A Preferred Stock (including shares of common stock issued to stockholders exercising warrants following the distribution of the dividend) were issued to our stockholders. The fair value of the dividend was $21,814,166.

Results of Operations

Three Months Ended July 31, 2025 and 2024

For the three months ending July 31, 2025, we generated revenue of $622,452 and our revenue costs were $465,571, resulting in a gross profit of $156,881. For the three months ending July 31, 2024, we generated revenue of $442,830 and our costs of revenue were $341,272, resulting in a gross profit of $101558. Our revenue for the three months ending July 31, 2025, was derived from sales from our Pocono Pharmaceuticals segment and $-0- from contract research and development services from our 4P Therapeutics segment. The revenue from the Pocono Pharmaceuticals segment increased from the prior year as the Company ordered additional equipment to meet the new demand and implemented this equipment during the third quarter of the prior year. An increase in demand is expected in the balance of the current year. There were no sales in our 4P Therapeutics segment in the current year due to a shift in focus and the main contract wound down in the prior year. The increase in gross margin is due primarily to higher margins in our sales mix.

For the three months ending July 31, 2025, our selling, general and administrative expenses were $1,597,540, primarily legal, accounting and compensation expenses compared to $737,325 for the three months ending July 31, 2024. The increase from 2024 is primarily attributable to increases in compensation-based expenses.

During the three months ending July 31, 2025, the Company incurred research and development expenses of its Aversa Fentanyl product of $562,554, primarily of salaries and development costs from Kindeva as compared to $773,975 for the three months ending July 31, 2024. The decrease is primarily attributable to a reduction in labor costs.

We incurred interest expenses of $5,773 for the three months ending July 31, 2025, as compared to $5,018 for the three months ending July 31, 2024.

Interest income for the three months ending July 31, 2025 was $8,849 as compared to $77,332 for the three months ending July 31, 2024. The decrease is primarily due to a decrease in cash used in the Company’s operations..

As a result of the foregoing, we sustained a net loss of $2,000,337 for the three months ending July 31, 2025, exclusive of the net loss available to common stockholders of $23,814,503 or ($2.12) per share (basic and diluted) after the preferred stock dividend, compared with a loss of $1,705,465, or $(0.15) per share (basic and diluted) for the three months ending July 31, 2024.

Six Months Ended July 31, 2025 and 2024

For the six months ending July 31, 2025, we generated revenue of $1,289,884 and our revenue costs were $881,022, resulting in a gross profit of $408,862. For the six months ending July 31, 2024, we generated revenue of $851,362 and our costs of revenue were $585,018, resulting in a gross profit of $266,344. Our revenue for the six months ending July 31, 2025, was derived from sales from our Pocono Pharmaceuticals segment and $-0- from contract research and development services from our 4P Therapeutics segment. The revenue from the Pocono Pharmaceuticals segment increased from the prior year as the Company ordered additional equipment to meet the new demand and implemented this equipment during the third quarter of the prior year. An increase in demand is expected in the balance of the current year. There were no sales in our 4P Therapeutics segment in the current year due to a shift in focus and the main contract wound down in the prior year. The increase in gross margin is due primarily to higher margins in our sales mix.

For the six months ending July 31, 2025, our selling, general and administrative expenses were $2,579,592, primarily legal, accounting and compensation expenses compared to $1,817,053 for the six months ending July 31, 2024. The increase from 2024 is primarily attributable to increases equity-based expenses.

During the six months ending July 31, 2025, the Company incurred research and development expenses of its Aversa Fentanyl product of $1,245,980, primarily of salaries and increases in development costs from Kindeva as compared to $1,748,510 for the six months ending July 31, 2024. The decrease is primarily attributable to a reduction in labor costs.

We incurred interest expenses of $11,853 for the six months ending July 31, 2025, as compared to $13,837 for the six months ending July 31, 2024.

Interest income for the six months ending July 31, 2025 was $39,157 as compared to $77,350 for the six months ending July 31, 2024. The decrease is primarily due to cash used in the Company development operations.

As a result of the foregoing, we sustained a net loss of $3,389,206 for the six months ending July 31, 2025, exclusive of the net loss available to common of stockholders of $25,203,372 or (2.26) per share (basic and diluted) after the preferred stock dividend, compared with a loss of $3,603,542, or $(0.36) per share (basic and diluted) for the six months ending July 31, 2024.

Liquidity and Capital Resources

As of July 31, 2025, we had $6,995,101 in cash and cash equivalents and working capital of $5,948,628, as compared with cash and cash equivalents of $4,311,719 and working capital of $3,811,420 as of January 31, 2025.

For the six months ending July 31, 2025, we used cash of $2,650,313 in our operations. The principal adjustments to our net loss of $3,389,206 were depreciation and amortization of $114,862, and the issuance of employee stock for services in the amount of $104,400.

For the six months ending July 31, 2025, we used cash in investing activities of $5,324 primarily for the purchase of equipment.

For the six months ending July 31, 2025, cash provided from financing activities was $5,339,019 primarily from the exercise of warrants.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Critical accounting policies remained relatively consistent from the year ended January 31, 2025.

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

ITEM 5. OTHER INFORMATION

On August 11, 2025, we announced that Company CEO, Gareth Sheridan was stepping aside from his role for three months to enter the Irish Presidential election campaign (the office of President in Ireland is largely ceremonial). The nomination hearings followed by the election have been taking place over the course of August and September and will continue through to October 27, 2025, the date on which the election will be held.

During this period, the Company’s co-Founder and Chairman, Serguei Melnik has taken over the responsibilities of CEO and is guiding the Company through the final 2025 framework towards the target NDA filing with the FDA in 2026. Mr. Melnik, an experienced corporate strategy executive will continue to direct the Company’s strategic development and focus on shareholder value. Mr. Melnik has over 20 years experience in the Capital markets.

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

NUTRIBAND INC.

September 9, 2025	By:	/s/ Serguei Melnik
President
(Principal Executive Officer)

September 9, 2025	By:	/s/ Gerald Goodman
Gerald Goodman, Chief Financial Officer
(Principal Financial Officer)