Form 10-Q
period 2025-10-31
NutriBand Inc.
filed 2025-12-11
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, was 12,174,883 shares as of December 10, 2025

NUTRIBAND INC.

i

NUTRIBAND INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the three and nine months ended October 31, 2025, and 2024 are not necessarily indicative of the results for the entire fiscal year or for any other period.

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
	2025	2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,312,177	$4,311,719
Accounts receivable-net	147,562	73,847
Inventory	135,998	212,041
Prepaid expenses	219,327	196,658
Total Current Assets	5,815,064	4,794,265

PROPERTY & EQUIPMENT-net	587,968	695,063

OTHER ASSETS:
Goodwill	1,719,535	1,719,535
Operating lease right of use asset	81,000	-
Intangible assets-net	215,593	261,092

TOTAL ASSETS	$8,419,160	$7,469,955

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$605,209	$698,821
Deferred revenue	6,974	155,880
Operating lease liability-current portion	31,722	-
Notes payable-current portion	128,619	128,144
Total Current Liabilities	772,524	982,845

LONG-TERM LIABILITIES:
Note payable-net of current portion	41,603	58,205
Operating lease liability-net of current portion	56,081	-
Total Liabilities	870,208	1,041,050

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 3,008,643 and -0- issued and outstanding as of October 31, 2025 and January 31, 2025, respectively	3,009	-
Common stock, $.001 par value, 291,666,666 shares authorized, 12,174,883 and 11,107,210 shares issued at October 31, 2025 and January 31, 2025, respectively, 12,155,983 and 11,074,810 shares outstanding as of October 31, 2025 and January 31, 2025, respectively	12,156	11,075
Additional paid-in-capital	53,345,152	45,029,317
Accumulated other comprehensive loss	(304)	(304)
Treasury stock, 18,900 and 32,400 shares at cost, as of October 31, 2025 and January 31, 2025,respectively	(86,852)	(148,547)
Accumulated deficit	(45,724,209)	(38,462,636)
Total Stockholders’ Equity	7,548,952	6,428,905

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,419,160	$7,469,955

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2025	2024	2025	2024

Revenue	$346,058	$645,796	$1,635,942	$1,497,158

Costs and expenses:
Cost of revenues	277,553	454,767	1,158,575	1,039,785
Research and development	457,113	880,768	1,703,093	2,629,278
Selling, general and administrative	3,491,728	737,102	6,071,320	2,554,155
Total Costs and Expenses	4,226,394	2,072,637	8,932,988	6,223,218

Loss from operations	(3,880,336)	(1,426,841)	(7,297,046)	(4,726,060)

Other income (expense):
Interest income	13,517	68,235	52,674	145,585
Loss on extinguishment of debt	-	-	-	(368,036)
Interest expense	(5,548)	(4,031)	(17,201)	(17,668)
Total other income (expense)	7,969	64,204	35,473	(240,119)

Loss before provision for income taxes	(3,872,367)	(1,362,637)	(7,261,573)	(4,966,179)

Provision for income taxes	-	-	-	-

Net loss	$(3,872,367)	$(1,362,637)	$(7,261,573)	$(4,966,179)

Preferred shares dividend	-	-	(21,814,166)	-

Net loss available to common stockholders- basic and diluted	$(3,872,367)	$(1,362,637)	$(29,075,739)	$(4,966,179)

Net loss per share attributable to common stockholders- basic and diluted	$(0.32)	$(0.12)	$(2.54)	$(0.48)

Weighted average common shares outstanding - basic and diluted	12,057,153	11,101,945	11,467,565	10,441,501

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended October 31, 2025
							Accumulated
		Common Stock		Preferred Stock		Additional	Other
		Number of		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	shares	Amount	Capital	Income(Loss)	Deficit	Stock
Balance, February 1, 2025	$6,428,905	11,074,810	$11,075	-	$-	$45,029,317	$(304)	$(38,462,636)	$(148,547)

Treasury stock issued for services	104,400	13,500	14	-	-	42,691	-	-	61,695

Exercise of warrants	5,305,503	825,117	825	-	-	5,304,678	-	-	-

Warrants issued for services	1,250,264	-	-	-	-	1,250,264	-	-	-

Exercise of employee stock options	119,206	40,055	40	-	-	119,166	-	-	-

Employee stock options exercised for settlement of debt	317,110	120,000	120	-	-	316,990	-	-	-

Preferred Shares issued as Common stock dividend	-	-	-	3,008,643	3,009	(3,009)	-	-	-

Employee stock options issued for services	1,285,137	-	-	-	-	1,285,137	-	-	-

Cashless exercise of warrants	-	82,501	82	-	-	(82)	-	-	-

Net loss	(7,261,573)	-	-	-	-	-	-	(7,261,573)	-

Balance, October 31, 2025	$7,548,952	12,155,983	$12,156	3,008,643	$3,009	$53,345,152	$(304)	$(45,724,209)	$(86,852)

Nine Months Ended October 31, 2024
							Accumulated
		Common Stock		Preferred Stock		Additional	Other
		Number of		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	shares	Amount	Capital	Income(Loss)	Deficit	Stock
Balance, February 1, 2024	$6,438,235	8,859,870	$8,860	-	$-	$34,442,339	$(304)	$(27,980,019)	$(32,641)

Proceeds from sale of common stock and warrants	8,400,000	2,100,000	2,100	-	-	8,397,900	-	-	-

Options issued for services	553,335	-	-	-	-	553,335	-	-	-

Common stock and warrants issued for conversion of debt	672,958	76,230	76	-	-	$672,882	-	-	-

Treasury stock and warrants issued for services	133,350	10,000	10			$100,699	-	-	32,641

Cashless exercise of warrants	-	60,085	60	-	-	$(60)	-	-	-

Net loss	(4,966,179)	-	-	-	-	-	-	(4,966,179)	-

Balance, October 31, 2024	$11,231,699	11,106,185	$11,106	-	$-	$44,167,095	$(304)	$(32,946,198)	$-

Three Months Ended October 31, 2025
							Accumulated
		Common Stock		Preferred Stock		Additional	Other
		Number of		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	shares	Amount	Capital	Income(Loss)	Deficit	Stock
Balance, August 1, 2025	$8,493,808	12,015,983	$12,016	3,008,643	$3,009	$50,417,781	$(304)	$(41,851,842)	$(86,852)

Warrants issued for services	1,250,264	-	-	-	-	1,250,264	-	-	-

Exercise of employee stock options	75,000	20,000	20	-	-	74,980	-	-	-

Employee stock options exercised for settlement of debt	317,110	120,000	120	-	-	316,990	-	-	-

Employee stock options issued for services	1,285,137	-	-	-	-	1,285,137	-	-	-

Net loss	(3,872,367)	-	-	-	-	-	-	(3,872,367)	-

Balance, October 31, 2025	$7,548,952	12,155,983	$12,156	3,008,643	$3,009	$53,345,152	$(304)	$(45,724,209)	$(86,852)

Three Months Ended October 31, 2024
							Accumulated
		Common Stock		Preferred Stock		Additional	Other
		Number of		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	shares	Amount	Capital	Income(Loss)	Deficit	Stock
Balance, August 1, 2024	$12,460,986	11,096,185	$11,096	-	$-	$44,066,396	$(304)	$(31,583,561)	$(32,641)

Treasury issued for services	133,350	10,000	10	-	-	100,699	-	-	32,641

Net loss	(1,362,637)	-	-	-	-	-	-	(1,362,637)	-

Balance, October 31, 2024	$11,231,699	11,106,185	$11,106	-	$-	$44,167,095	$(304)	$(32,946,198)	$-

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	October 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,261,573)	$(4,966,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	157,918	212,199
Operating lease expense	27,000	23,535
Loss on extinguishment of debt	-	368,036
Stock-based compensation-shares issued for services	104,400	133,350
Stock-based compensation-options and warrants	2,535,483	553,335
Changes in operating assets and liabilities:
Accounts receivable	(73,715)	39,019
Prepaid expenses	(22,669)	(3,819)
Inventories	76,043	306
Deferred revenue	(148,906)	61,366
Operating lease liability	(20,197)	(25,412)
Accounts payable and accrued expenses	223,416	216,944
Net Cash Used In Operating Activities	(4,402,800)	(3,387,320)

Cash flows from investing activities:
Purchase of equipment	(5,324)	(92,043)
Net Cash Used in Investing Activities	(5,324)	(92,043)

Cash flows from financing activities:
Proceeds from note payable-related party	-	300,000
Proceeds from the exercise of employee stock options	119,206
Proceeds from sale of common stock and exercise of warrants	5,305,503	8,400,000
Payment on note payable	(16,127)	(15,392)
Net Cash Provided by Financing Activities	5,408,582	8,684,608

Net change in cash	1,000,458	5,205,245

Cash and cash equivalents - Beginning of period	4,311,719	492,942

Cash and cash equivalents - End of period	$5,312,177	$5,698,187

Supplementary information:

Cash paid for:
Interest	$1,250	$611

Income taxes	$-	$2,043

Supplemental disclosure of non-cash investing and financing activities:

Cashless conversion of warrants	$82	$60

Measurement of operarating lease right-of-use assets and liabilities	$108,000	$-

Debt settlement issued by the issuance of common stock and warrants	$-	$672,956

Preferred Shares issued as Common stock dividend	$21,814,166	$-

Options exercised in exchange for debt	$317,110	$-

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Nine Months Ended October 31, 2025 and 2024

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

Unaudited Financial Statements

The consolidated balance sheet as of October 31, 2025, and the consolidated statements of operations, stockholders’ equity, and cash flows for the periods presented have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) to prepare fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented have been made. The results for the nine months ending October 31, 2025, are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes therein included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2025.

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

The Company’s significant accounting policies are in Note 2 in the Company’s Annual Report on Form 10-K for the year ended January 31, 2025. There were no significant changes to these accounting policies during the nine months ended October 31, 2025.

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

As of October 31, 2025, the Company had cash and cash equivalents of $5,312,177 and working capital of $5,042,529. For the nine months ended October 31, 2025, the Company incurred a net loss from operations of $7,297,046 and used cash flow from operations of $4,402,800. The Company has generated operating losses since its inception and has relied on sales of securities and the issuance of third-party and related-party debt to support cash flow from operations. The Company has used these proceeds to fund operations and will continue to use the funds as needed. In March 2023, the Company entered into a three-year $2,000,000 Credit Line Note facility with a related party, amended on July 13, 2023, to $5,000,000, which will permit the Company to draw down on the credit line to fund the Company’s research and development of its Aversa product. On April 19, 2024, the Company received proceeds of $8,400,000 from equity financing with European investors. During the nine months ended October 31, 2025, the Company received proceeds of $5,305,503 from the exercise of warrants.

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

All revenue recognized in the income statement is considered to be revenue from contracts with customers.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by type and by geographical location. See the tables:

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
Revenue by type
Sale of goods	$1,635,942	$1,497,158	$346,058	$645,796
Services	-	-	-	-
Total	$1,635,942	$1,497,158	$346,058	$645,796

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
Revenue by geographic location:
United States	$1,628,312	$1,497,158	$346,058	$645,796
Foreign	7,630	-	-	-
	$1,635,942	$1,497,158	$346,058	$645,796

Cash and cash equivalents.

Cash and cash equivalents include cash on hand and cash on deposit in money market accounts. The Company considers short-term highly liquid investments with an original maturity date of three months or less that are not part of an investment pool to be cash equivalents. As of October 31, 2025, the Company had approximately $4,900,000 that exceeded federally insured cash balance limits.

Accounts receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make the required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-applicable accounts. For the six months ended July 31, 2025, and 2024, the Company recorded bad debt expenses of $-0- and $1,200, respectively, for doubtful accounts related to accounts receivable. During the year ended January 31, 2024, the Company entered into an accounts receivable sale agreement for one of its subsidiaries. The Company received $106,528 in funds against an account receivable that is currently a claim in bankruptcy. The net accounts receivable remains on the books of the Company, and a corresponding amount has been included as a secured borrowing liability under Notes payable. As of October 31, 2025, the receivable has been reserved in full. If the bankruptcy claim is not paid in full by the debtor, Company is obligated to pay any difference to the factor. The loan bears interest at 10%. The Company adopted ASU 2016-13 during 2013 and implemented the guidance on expected credit losses.

Inventories

Inventories are valued at the lower of cost and reasonable value determined using the first-in, first-out (FIFO) method. Net realized value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The cost of finished goods and work in process is comprised of material costs, direct labor costs and other direct costs and related production overheads (based on normal operating capacity). As of October 31, 2025, total inventory was $135,998, consisting of work-in-process of $8,061, finished goods of $8,042 and raw materials of $121,477. As of January 31, 2025, total inventory was $212,041, consisting of work-in-process of $46,255, finished goods of $16,609 and raw materials of $149,177.

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

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. In connection with the Company’s acquisition of 4P Therapeutics LLC in 2018, the Company recorded Goodwill of $1,719,235. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. During the years ended January 31, 2025 and 2024, the Company recorded an impairment charge of $3,302,478 and $-0-, respectively, reducing the Active Intelligence LLC Goodwill to $-0-. As of October 31, 2025 and January 31, 2025, Goodwill amounted to $1,719,535 and $1,719,535, respectively.

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of October 31, 2025, and 2024, there were 9,364,694 and 6,922,833 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

3.	PROPERTY AND EQUIPMENT

	October 31,	January 31,
	2025	2025
Lab equipment	$144,585	$144,585
Machinery and equipment	1,389,756	1,384,432
Furniture and fixtures	19,643	19,643
	1,553,984	1,548,660

Less: Accumulated depreciation	(966,016)	(853,597)
Net Property and Equipment	$587,968	$695,063

Depreciation expenses amounted to $112,419 and $127,337 for the nine months ended October 31, 2025, and 2024, respectively. During the nine months ended October 31, 2025, and 2024, depreciation expenses of $89,935 and $94,644, respectively, have been allocated to the cost of goods sold.

4.	NOTES PAYABLE

Notes Payable

Active Intelligence, entered into an agreement with the Carolina Small Business Development Fund for a line of credit of $160,000 due October 16, 2028, with interest of 5% per year. The amount assumed was $139,184. The loan requires monthly payments of principal and interest of $1,697. During the nine months ended October 31, 2025, the Company made $12,642 of principal payments. As of July 31, 2025, the amount due was $56,490, of which $17,324 is current. As of January 31, 2025, the amount due was $69,132.

On April 3, 2022, the Company entered into a retail installment agreement for the purchase of an automobile. The contract price was $32,274, of which $22,795 was financed. The agreement is for five years bearing interest at 2.95% per annum with payments of $410 per month. The loan is secured by automobile. As of October 31, 2025, the amount due was $7,204, of which $4,767 is current. As of January 31, 2025, the amount due was $10,689.

Note payable-related party.

On July 17, 2023, the Company entered an amended Credit Line Note agreement, for an increased $5,000,000 credit line facility to the Company entered on March 17, 2023. Outstanding advances under the Note bears interest at 7% per annum. The promissory note is due and payable in full on March 19, 2026. Interest is payable annually on December 31 of each year during the term of the note. The Company received advances of $300,000 during the nine months ended October 31, 2024. On May 15, 2024, the Company agreed to convert the $300,000 debt. The conversion was made pursuant to the terms of a Conversion Agreement, which provided the conversion of $300,000 of principal and $4,922 of accrued interest. The Company issued 76,230 shares of common stock and 152,460 warrants exercisable at $6.43 per share, resulting in a $368,036 loss on extinguishment. As of October 31, 2025 and January 31, 2025, the balance due was $-0-, respectively. The Company recorded interest expense of $-0- and $4,163 for the nine months ended October 31, 2025, and 2024, respectively.

Secured borrowing liability.

On July 19, 2023, the Company entered into an accounts receivable sale agreement for one of its subsidiaries in connection with a bankruptcy claim. The Company received $106,528 and recorded the transaction as a secured loan payable against the account receivable. The sale of the account receivable balance was to an outside third party, whereby if the bankruptcy court does not pay the balance in full, the Company will owe back the unpaid portion. The loan is classified as a current liability as the Company expects the bankruptcy will be resolved in the next twelve months. The loan bears interest at 10%. For the nine months ended October 31, 2025, and 2024, the Company recorded an interest expense of $7,819 and $7,847, respectively.

Interest expenses for the nine months ended October 31, 2025, and 2024, were $17,201 and $17,668, respectively.

5.	INTANGIBLE ASSETS

As of October 31, 2025, and January 31, 2025, intangible assets consisted of intellectual property and trademarks, customer base, and license agreement, net of amortization, as follows:

	October 31,	January 31,
	2025	2025
Customer base	$214,640	$214,640
Intellectual property and trademarks	623,822	623,822
Total	838,462	838,462

Less: Accumulated amortization	(622,869)	(577,370)
Net Intangible Assets	$215,593	$261,092

Amortization expenses for the nine months ended October 31, 2025, and 2024 amounted to $45,499 and $84,863, respectively. During the year ended January 31, 2025, the Company recorded an impairment charge of $293,038 to its Intellectual property.

Total
Year Ended January 31,
2026	$15,187
2027	60,666
2028	60,666
2029	41,736
2030	23,596
2031 and thereafter	13,742
$215,593

6.	RELATED PARTY TRANSACTIONS

Activity during the nine months ended October 31, 2025

a)	During the nine months ended October 31, 2025, a director of the Company and a related party exercised warrants and were issued 311, 041 and 160,000 shares of common stock, respectively.

b)	In August 2025, 409,167 options to purchase common shares of the Company were issued to executive officers and employees exercisable at prices of $6.22- $6.85 per share. The options vest immediately and expire three years from the date of issuance. The fair value of the options issued for services amounted to $1,285,137.

c)	In October 2025, the Company’s President and CFO exercised employee stock options, and the Company issued 140,000 shares of common stock.

Activity during the nine months ended October 31, 2024

a)	During the nine months ended October 31, 2024, options to purchase 450,000 shares of common stock to executives and employees of the Company at a price of $2.37 and $5.99 per share. The options vest immediately and expire in three years. The fair value of the options issued amounted to $553,335 and was expensed during the nine months ended October 31, 2024.

b)	On April 19, 2024, the Company completed an $8,400,000 equity financing with European investors which included related parties. The related parties invested a total of $7,120,000 and received 1,780,000 shares of common stock and warrants to purchase 3,560,000 shares of common stock at $6.43 per share. One related party, a director of the Company, invested $4.5 million which included $500,000 from his son and $700,000 from an entity he controls. The other related party invested $2.62 million from entities controlled by the investor. See Note 7 for further information.

c)	During the nine months ended October 31, 2024, the Company received $300,000 from the credit line facility with TII Jet Services LDA. On May 14, 2024, the Company converted the debt and accrued interest into 76,240 shares of common stock and issued 152,460 warrants to the lender. See Note 4 for further information.

d)	On June 5, 2024, the Company’s Chief Financial Officer exercised 87,500 warrants as a cashless conversion and was issued 60,085 shares of common stock.

7.	STOCKHOLDERS’ EQUITY

Preferred Stock

On January 15, 2016, the board of directors of the Company approved a certificate of amendment to the articles of incorporation and changed the authorized capital stock of the Company to include and authorize 10,000,000 shares of Preferred Stock, par value $0.001 per share.

On July 9,2025, the board of directors created a series of non-voting preferred stock consisting initially of shares designated as the Series A Convertible Preferred Stock (the “the Series A Preferred Stock”). The terms of the Series A Preferred Stock provide that, following the date of the approval for commercial sale by the Federal Drug Administration of the Company’s transdermal pharmaceutical products that are based on the Company’s AVERSA abuse deterrent technology, each share of Series A Preferred Stock will be convertible at the option of the holder into one share of Common Stock. The holders of Series A Preferred Stock that do not convert their shares shall be eligible for dividends as declared by the board of directors for those holders of the Series A Preferred Stock, and the Series A Preferred Stock is also eligible for dividends declared by the board of directors on the class of common stock.

The Company authorized on July 9, 2025, a preferred stock dividend to be issued by the Company to all shareholders on the basis of one share of Series A Preferred stock issued for each four shares of common stock owned by the holder. The record date for the dividend was July 25, 2025. On the date of distribution of the dividend, 3,008,643 shares of the Series A Preferred Stock were issued to our shareholders. The fair value of the preferred stock dividend was $21,814,622.

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

Activity during the Nine Months Ended October 31, 2025

(a)	As of October 31, 2025, the Company holds 18,900 shares of treasury stock. During the nine months ended October 31, 2025, 13,500 shares of treasury stock held by the Company were issued to employees for services rendered. The Company recorded an expense of $104,460 during the nine months ended October 31, 2025, in connection with the transaction.

(b)	On February 8, 2025, the Company entered into an agreement with a consultant to provide consulting services to the Company’s Board of Directors. The Company issued 5,000 shares of the Company’s common stock to the consultant, valued at $39,050 and expensed during the six months ended July 31, 2025. The shares were issued from the treasury shares held by the Company. The term of the agreement is for twelve months.

(c)	In February 2025, the Company’s outside counsel exercised 58,433 warrants as a cashless conversion and the Company issued 46,961 shares of common stock.

(d)	In July 2025, third parties exercised 98,560 warrants as a cashless conversion, and the Company issued 35,540 shares of common stock.

(e)	In July 2025, two employees exercised employee stock options. The Company received proceeds of $44,206 and issued 20,055 shares of common stock.

(f)	In July 2025, the Company received proceeds of $303,477 from the exercise of public warrants and the Company issued 47,076 shares of common stock.

(g)	In July 2025, the Company received proceeds of $5,002,026 from the exercise of warrants and the Company issued 778,041 shares of common stock.

(h)	In October 2025, the Company’s CFO exercised employee exercised employee stock options. The Company received proceeds of $75,000 and issued 20,000 shares of common stock.

(i)	In October 2025, the Company’s President exercised employee stock options in exchange for a settlement of debt. The Company issued 120,000 shares of common stock in exchange for $317,110 of debt.

Activity during the Nine Months Ended October 31, 2024

(a)	As of October 31, 2024, the Company held zero of treasury stock. On September 10,2024, 10,000 shares of treasury stock held by the Company were issued to an investor relations firm for services rendered. The Company recorded an expense of $38,700 during the nine months ended October 31, 2024, in connection with the transaction.

(b)	On April 19, 2024, the Company completed an $8,400,000 equity financing with European investors (the “Offering”) of 2,100,000 units (“Units”), at a price of $4.00 per Unit, consisting of one share of common stock (“Shares”) and a Warrant to purchase two Shares of common stock, the Warrant having an exercise price of $6.43, are exercisable by payment of the exercise price in cash only and expire April 19, 2029, five years from the date of issuance (“Warrants”). The offering was made solely to investors residing outside the United States and was not registered under the Security Act of 1933, as amended, (the “Security Act”), or the security law of any jurisdiction, including outside the United States, but was made privately by the Company pursuant to the exemptions from registration provided in the SEC’s Regulation S and other exemptions under the Securities Act.

(c)	On May 15, 2024, the Company agreed to convert $300,000 of debt and $4,922 of accrued interest under the Credit Line Note agreement. The conversion was made pursuant to the terms of a Conversion Agreement, which provided the conversion of the debt and accrued interest. The Company issued 76,230 shares of common stock and 152,460 warrants exercisable at $6.43 per share resulting in a loss on settlement of $368,036.

(d)	On June 5, 2024, the Company’s Chief Financial exercised 87,500 warrants as a cashless conversion and was issued 60,085 shares of common stock.

8.	OPTIONS and WARRANTS

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

In October 2025, the Company issued 340,393 warrants to investors for services rendered, including a director and a related party of the Company. The warrants are exercisable at a price of $6.00 per share and expire three years from the date of issuance. The Company recorded a non-cash expense of $1,250,264 during the nine months ended October 31, 2025.

The Company used the Black Scholes valuation model to record fair value of the warrants issued during the nine months ending October 31, 2025. The valuation model used a dividend rate of 0%; expected terms of 2.5 years; volatility rates of 105%; and risk-free rate of 4%.

The following table summarizes the changes in the outstanding warrants and the related price of the shares of the common stock issued to non-employees of the Company during the nine months, which ended October 31, 2025 and the year ended January 31, 2025.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2024	1,283,038	$5.88	2.97 years	$-

Granted	4,402,460	6.40	4.72 years	-

Expired/Cancelled	(50,000)	4.00	-	-

Exercised	(88,525)	1.98	-	-

Outstanding, January 31, 2025	5,546,973	5.85	3.68 years	-

Granted	340,393	6.00	-	-

Expired/Cancelled	-	-	-	-

Exercised	(982,010)	6.16	-	-

Outstanding- October 31, 2025	4,905,356	$6.39	3.09 years	$1,683,376

Exercisable - October 31, 2025	4,905,356	$6.39	3.09 years	$1,683,376

The following table summarizes additional information relating to the warrants outstanding as of October 31, 2025:

Range of Exercise	Number	Remaining Contractual	Exercise Price for Shares	Number	Exercise Price for Shares	Intrinsic
Prices	Outstanding	Life(Years)	Outstanding	Exercisable	Exercisable	Value

$4.00	30,000	2.35	$4.00	30,000	$4.00	$81,900
$6.00	340,393	4.87	$6.00	340,393	$6.00	$248,487
$6.43	4,509,963	2.94	$6.43	4,509,953	$6.43	$1,352,989
$7.50	25,000	2.02	$7.50	25,000	$7.50	$-
	4,905,356		$6.37	4,905,346	$6.42	$1,683,376

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

On March 20, 2024, our Board of Directors adopted an amendment to the Company’s Employee Stock Option Plan (the “Plan”) increasing the number of shares of common stock subject to the Plan (as of March 20, 2024, 875,000 shares) to 1,400,000 shares (the “Amendment”). The Company submitted the Amendment to the Plan to our stockholders for adoption and approval at the 2025 Annual Meeting. The Amendment was approved by the stockholders on January 23, 2025. As of October 31, 2025, with February 1, 2025, automatic issuance of shares available under the Plan, 39,249 shares remain available for issuance of options under the Plan.

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

During the nine months ending October 31, 2025, 409,167 options to purchase shares of the Company’s common stock were issued to executive officers and employees at prices of $6.22- $6.85 per share. The options vest immediately and expire three years from the date of issuance. The fair value of the options issued amounted to $1,285,142 and were recorded during the nine months ending October 31, 2025. The Company used the Black Scholes valuation model to record the fair value. The valuation model used a dividend rate of 0%; expected term of 1.5 years; volatility rate of 106.55%-108.35%; and a risk-free rate of 3.69%-3.91%.

The following table summarizes the changes in outstanding options and the related price of the shares of the Company’s common stock issued to employees of the Company. See Note 7 for the issuance of related party options.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2024	874,835	$3.23	2.31 years

Granted	689,584	4.40	1.93 years	-

Expired/Cancelled	(190,751)	-	-

Exercised	-	-	-

Outstanding, January 31, 2025	1,373,668	3.23	1.90 years

Granted	409,167	6.44	-

Expired/Cancelled	(172,084)	-	-

Exercised	(160,055)	1.46	-

Outstanding- October 31, 2025	1,450,696	$4.51	1.77 years	$3,427,861

Exercisable - October 31, 2025	1,450,696	$4.51	1.77 years	$3,427,861

The following table summarizes additional information relating to the options outstanding as of October 31, 2025.:

			Weighted Average		Weighted Average
Range of Exercise	Number	Weighted Average	Exercise Price for Shares	Number	Exercise Price for Shares	Intrinsic
Prices	Outstanding	Life(Years)	Outstanding	Exercisable	Exercisable	Value

$1.93	206,945	0.99	$1.93	206,945	$1.93	$993,336
$2.12	70,000	0.99	$2.12	70,000	$2.12	$322,700
$2.37	182,500	1.38	$2.37	182,500	$2.37	$795,700
$2.61	170,000	1.38	$2.61	170,000	$2.61	$700,400
$2.65	20,000	0.88	$2.65	20,000	$2.65	$81,600
$2.75	30,000	1.25	$2.75	30,000	$2.75	$119,400
$3.75	37,500	0.10	$3.75	37,500	$3.75	$111,750
$3.98	30,000	0.25	$3.98	30,000	$3.98	$82,500
$4.12	25,000	0.10	$4.12	25,000	$4.12	$65,250
$5.99	30,000	1.67	$5.99	30,000	$5.99	$22,200
$6.22	260,833	2.81	$6.22	260,833	$6.22	$133,025
$6.84	108,334	2.81	$6.84	108,334	$6.84	$-
$6.85	40,000	2.78	$6.85	40,000	$6.85	$-
$7.34	180,918	2.23	$7.34	180,918	$7.34	$-
$8.07	58,666	2.23	$8.07	58,666	$8.07	$-

	1,450,696	1.40	$4.55	1,450,696	$4.55	$3,427,861

9.	SEGMENT REPORTING

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

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
Net sales
Pocono Pharmaceuticals	$1,635,942	$1,497,158	$346,058	$645,796
4P Therapeutics	-	-	-	-
	1,635,942	1,497,158	346,058	645,796
Gross profit
Pocono Pharmaceuticals	477,367	457,373	68,505	191,029
4P Therapeutics	-	-	-	-
	477,367	457,373	68,505	191,029
Operating expenses
Selling, general and administrative-Pocono Pharmaceuticals	453,970	494,723	142,616	173,655
Selling, general and administrative-4P Therapeutics	163,031	78,499	110,404	23,896
Selling, general and administrative-Corporate	5,454,319	1,980,933	3,238,704	539,551
Research and development-4P Therapeutics	1,703,093	2,629,278	457,113	880,768
	7,774,413	5,183,433	3,948,837	1,617,870
Depreciation and Amortization
Pocono Pharmaceuticals	$130,116	$175,365	$33,689	$60,871
Corporate	-	9,032	-	3,011
4P Therapeutics	27,802	27,802	9,267	9,267
	$157,918	$212,199	$42,956	$73,149

The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere.

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
Net sales
United States	$1,628,412	$1,497,158	$346,058	$645,796
Outside the United States	7,530	-	-	-
	$1,635,942	$1,497,158	$346,058	$645,796

	October 31,	January 31,
	2025	2025
Property and equipment, net of accumulated depreciation
United States	$587,968	$695,063
Outside the United States	-	-
	$587,968	$695,063
Assets
Corporate	$4,774,445	$4,205,577
Pocono Pharmaceuticals	1,817,532	1,404,285
4P Therapeutics	1,827,183	1,859,793
	$8,419,160	$7,469,655

10.	COMMITMENTS AND CONTIGENCIES

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

Kindeva Drug Delivery Agreement

On January 4, 2024, the Company signed a commercial development and clinical supply agreement for their lead product, Aversa Fentanyl, with Kindeva Drug Delivery, L.P. (“Kindeva”). Under this agreement, Kindeva will perform commercial manufacturing process development, manufacturing of clinical supplies for the human abuse liability clinical study, and development of chemistry, manufacturing and controls (CMC) information required by the FDA in support of a New Drug Application (“NDA”). As of January 31, 2025, the Company has incurred expenses of $3.0 million under this agreement. The Company expects approximately $5.2 million to complete the development. On February 4, 2025, the agreement was amended to reduce the hourly rate for the labor on the project in exchange for a milestone payment payable upon FDA approval. Under the amended agreement, the remaining budget as of October 31, 2025, through NDA submission for the current workplan was reduced to $3.2 million. The amended agreement also includes a milestone payment of $3.0 million to be paid to Kindeva when the Company receives FDA approval.

Lease Agreement

On February 1, 2022, Pocono Pharmaceuticals entered into a lease agreement with Geometric Group, LLC for 12,000 square feet of warehouse space currently occupied by Active Intelligence. The monthly rental is $3,000 and the lease expires on January 31, 2025. The lease has been extended for an additional three years at the same monthly rental.

Sorrento Therapeutics, Inc. Agreement

On July 25, 2023, 4P Therapeutics assigned its claim under the bankruptcy proceedings from Sorrento Therapeutics Inc. and received proceeds of $106,528. The amount due under the claim was $118,675 and 4P Therapeutics recorded a reserve for bad debts of $118,675 during the year ended January 31, 2024. Under the agreement with the buyer of the claim, 4P Therapeutics will make proportional restitution and/or repayment of the purchase amount to the extent the claim is disallowed, reduced or not paid at the same time or distribution rate as other general unsecured claims against the Debtor are paid. The Company has recorded the amount of the proceeds as a secured loan payable to the factor as of October 31, 2025.

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

On August 5, 2025, the Company issued a preferred stock dividend of its Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to its shareholders of record July 25, 2025. Each share of Series A Preferred Stock has the par value of $0.001 per share and is is convertible at the option of the holder into one share of Common Stock following the date of the approval for commercial sale by the Federal Drug Administration of the Company’s transdermal pharmaceutical products that are based on the Company’s AVERSA™ abuse deterrent t technology. The holders of Series A Preferred Stock that do not convert their shares shall be eligible for dividends as declared by the Board of Directors for those holders, and the Series A Preferred is also eligible for dividends declared by the Board of Directors on the class of common stock. In the preferred stock dividend, 3,008,643 shares of the Series A Preferred Stock (including shares of common stock issued to stockholders exercising warrants following the distribution of the dividend) were issued to our stockholders. The fair value of the dividend was $21,814,166.

Results of Operations

Three Months Ended October 31, 2025 and 2024

For the three months ending October 31, 2025, we generated revenue of $346,058 and our revenue costs were $277,553, resulting in a gross profit of $68,505. For the three months ending October 31, 2024, we generated revenue of $645,796 and our costs of revenue were $454,767, resulting in a gross profit of $191,029. Our revenue for the three months ending October 31, 2025, was derived from sales from our Pocono Pharmaceuticals segment and $-0- from contract research and development services from our 4P Therapeutics segment. The revenue from the Pocono Pharmaceuticals segment decreased from the prior year as one of the Company’s principal customers moved their operations to Asia. . A decrease in demand is expected in the balance of the current year. There were no sales in our 4P Therapeutics segment in the current year due to a shift in focus and the main contract wound down in the prior year. The increase in gross margin is due primarily to higher margins in our sales mix.

For the three months ending October 31, 2025, our selling, general and administrative expenses were $3,491,728, primarily legal, accounting and compensation expenses compared to $737,102 for the three months ending October 31, 2024. The increase from 2024 is primarily attributable to increases in compensation-based expenses.

During the three months ending October 31, 2025, the Company incurred research and development expenses of its Aversa Fentanyl product of $457,113, primarily of salaries and development costs from Kindeva as compared to $880,768 for the three months ending October 31, 2024. The decrease is primarily attributable to a reduction in labor costs.

We incurred interest expenses of $5,546 for the three months ending October 31, 2025, as compared to $4,031 for the three months ending October 31, 2024.

Interest income for the three months ending October 31, 2025 was $13,517 as compared to $68,235 for the three months ending October 31, 2024. The decrease is primarily due to a decrease in cash used in the Company’s operations.

As a result of the foregoing, we sustained a net loss of $3,872,367 for the three months ending October 31, 2025, or ($0.32) per share (basic and diluted) , compared with a loss of $1,362,637, or $(0.12) per share (basic and diluted) for the three months ending October 31, 2024.

Nine Months Ended October 31, 2025 and 2024

For the nine months ending October 31, 2025, we generated revenue of $1,635,942 and our revenue costs were $1,158,575, resulting in a gross profit of $477,367. For the nine months ending October 31, 2024, we generated revenue of $1,497,158 and our costs of revenue were $1,039,785, resulting in a gross profit of $453,373. Our revenue for the nine months ending October 31, 2025, was derived from sales from our Pocono Pharmaceuticals segment and $-0- from contract research and development services from our 4P Therapeutics segment. The revenue from the Pocono Pharmaceuticals segment increased from the prior year as the Company ordered additional equipment to meet the new demand and implemented this equipment during the third quarter of the prior year. An increase in demand is expected in the balance of the current year. There were no sales in our 4P Therapeutics segment in the current year due to a shift in focus and the main contract wound down in the prior year. The increase in gross margin is due primarily to higher margins in our sales mix.

For the nine months ending October 31, 2025, our selling, general and administrative expenses were $6,071,320, primarily legal, accounting and compensation expenses compared to $2,554,155 for the nine months ending October 31, 2024. The increase from 2024 is primarily attributable to increases in equity-based expenses.

During the nine months ending October 31, 2025, the Company incurred research and development expenses of its Aversa Fentanyl product of $1,703,093, primarily of salaries and increases in development costs from Kindeva as compared to $2,629,278 for the nine months ending October 31, 2024. The decrease is primarily attributable to a reduction in labor costs.

We incurred interest expenses of $17,201 for the nine months ending October 31, 2025, as compared to $17,668 for the nine months ending October 31, 2024.

Interest income for the nine months ending October 31, 2025 was $52,674 as compared to $145,585 for the nine months ending October 31, 2024. The decrease is primarily due to cash used in the Company development operations.

As a result of the foregoing, we sustained a net loss of $7,261,573 for the nine months ending October 31, 2025, exclusive of the net loss available to common of stockholders of $29,075,739 or (2.54) per share (basic and diluted) after the preferred stock dividend, compared with a loss of $4,966,179, or $(0.48) per share (basic and diluted) for the nine months ending October 31, 2024.

Liquidity and Capital Resources

As of October 31, 2025, we had $5,312,177 in cash and cash equivalents and working capital of $5,042,540, as compared with cash and cash equivalents of $4,311,719 and working capital of $3,811,420 as of January 31, 2025.

For the nine months ending October 31, 2025, we used cash of $4,402,800 in our operations. The principal adjustments to our net loss of $7,261,573 were depreciation and amortization of $157,918, and the issuance of employee stock for services in the amount of $2,639,883.

For the nine months ending October 31, 2025, we used cash in investing activities of $5,324 primarily for the purchase of equipment.

For the nine months ending October 31, 2025, cash provided from financing activities was $5,408,582 primarily from the exercise of warrants.

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

ITEM 5. OTHER INFORMATION

On August 11, 2025, we announced that Company CEO, Gareth Sheridan was stepping aside from his role for three months to enter the Irish Presidential election campaign, which took place through October 27, 2025, the date of the election. During this period, the Company’s co-Founder and Chairman, Serguei Melnik took over the responsibilities of CEO ands guided the Company through the final 2025 framework towards the target NDA filing with the FDA in 2026. Mr. Melnik, an experienced corporate strategy executive will continue to direct the Company’s strategic development and focus on shareholder value. Mr. Melnik has over 20 years experience in the Capital markets.

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

NUTRIBAND INC.

December 10, 2025	By:	/s/ Gareth Sheridan
Gareth Sheridan, Chief Executive Officer
(Principal Executive Officer)

December 10, 2025	By:	/s/ Gerald Goodman
Gerald Goodman, Chief Financial Officer
(Principal Financial Officer)