Form 10-K
period 2026-01-31
NutriBand Inc.
filed 2026-04-29
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2026

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-40854

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $7.21 as of July 31, 2025. The value of the shares of common stock held by non-affiliates as of July 31, 2025, was $35,084,797. As of April 29, 2026, there were 12,155,983 shares of common stock outstanding.

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

Recent Developments

On October 28, 2025, we announced that we had successfully completed a meeting with the United States Food and Drug Administration to obtain feedback on the Chemistry, Manufacturing, and Controls plans for AVERSA™ FENTANYL (abuse deterrent transdermal system) from clinical development through commercialization. The meeting was held as a videoconference on September 18, 2025 with the Division of Anesthesiology, Addiction Medicine, and Pain Medicine (DAAP) in the Office of Neuroscience (ON), Center for Drug Evaluation and Research (CDER). Nutriband received final meeting minutes from FDA and is incorporating the feedback into the development program as it moves forward to an IND filing in support of a Human Abuse Potential (HAP) clinical study for the product.

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

Our Business

AVERSA™ Abuse Deterrent Transdermal Products

Our lead product under development is AVERSA™ Fentanyl, an abuse deterrent fentanyl transdermal system that combines an approved generic fentanyl patch with our AVERSA™ abuse deterrent transdermal technology to reduce the abuse and misuse of fentanyl patches. We believe that our AVERSA™ technology can be broadly applied to various transdermal products, and our plan is to follow the development of AVERSA™ Fentanyl with the development of additional abuse deterrent transdermal products for pharmaceuticals that have a risk or history of abuse, misuse or accidental exposure. Specifically, we have expanded our development pipeline to include AVERSA™ Buprenorphine and AVERSA™ Methylphenidate. In addition, we are developing a portfolio of transdermal pharmaceutical products to deliver already approved drugs or biologics that are typically delivered by injection but with the potential to improve compliance and therapeutic outcomes through transdermal delivery.

In January 2024, we signed a commercial development and clinical supply agreement with Kindeva Drug Delivery, formerly 3M Drug Delivery (“Kindeva”), for the development of AVERSA™ Fentanyl using Kindeva’s FDA-approved fentanyl patch. This agreement replaced the previous feasibility agreement between the two companies which was focused on establishing the feasibility of incorporating our AVERSA™ abuse deterrent transdermal technology into Kindeva’s commercial transdermal manufacturing process. The commercial development and clinical supply agreement is focused on developing the commercial manufacturing process for AVERSA™ Fentanyl. On February 13, 2025, we signed an addendum to the Commercial Development and Clinical Supply Agreement to formalize our exclusive product development partnership and long-term commitment based on shared development costs in exchange for milestone payments.

The product development program for AVERSA™ Fentanyl includes performing preclinical and clinical studies to demonstrate the abuse deterrent properties of the product. The development program is based on the fact that the fentanyl transdermal system is already approved and the only change to the approved product will be to incorporate the AVERSA™ technology into the patch design with no change being made to the fentanyl drug matrix or its demonstrated safety, patch performance or drug release characteristics. Laboratory studies to be performed consist of in vitro manipulation and chemical extraction studies per FDA guidance. Clinical evaluation consists of a Phase 1 human abuse potential study to demonstrate the abuse potential of the product per FDA guidance. The regulatory path to FDA approval is planned to be a 505(b)(2) NDA submission to access the safety and efficacy information on file for the Duragesic® fentanyl transdermal system as the reference-listed drug and to be able to obtain approval for abuse deterrent claims as a branded pharmaceutical product.

The product development program for the additional AVERSA™ pipeline products, AVERSA™ Buprenorphine and AVERSA™ Methylphenidate, are similar to that of AVERSA™ Fentanyl, assuming that the AVERSA™ abuse deterrent technology is incorporated into an already approved transdermal patch.

Acquisition of 4P Therapeutics

Pursuant to an acquisition agreement dated April 5, 2018 between us and 4P Therapeutics, on August 1, 2018, we acquired all of the equity interest in 4P Therapeutics from Steven Damon, the owner of 4P Therapeutics. Nutriband acquired 4P Therapeutics for $2,250,000 which consisted of 62,500 shares of common stock, valued at $1,850,000, and cash of $400,000. The acquisition agreement requires that we pay Mr. Damon a 6% royalty on any revenue we receive or derive from our utilization or sale of the abuse deterrent intellectual property that we acquired as a part of the assets 4P Therapeutics, including partner license milestones and development payments. The 62,500 shares were issued to Mr. Damon (41,750 shares pre-split) and Dr. Alan Smith (20,750 shares pre-split). In connection with the acquisition, Mr. Damon retained any cash and accounts receivable and assumed any liabilities other than those relating to the ongoing business. Pursuant to the acquisition agreement, we appointed Mr. Damon to our board of directors in April 2018, when we signed the acquisition agreement. Mr. Damon resigned as a director in January 2022.

As a result of the acquisition, the focus of our business changed from the development and marketing outside of the U.S. of consumer transdermal products to the development of 4P Therapeutics’ portfolio of pharmaceutical transdermal products. Our lead product under development is AVERSA™ Fentanyl (abuse deterrent fentanyl transdermal system) which we plan to develop to deter the abuse and accidental misuse of fentanyl transdermal patches. Fentanyl is a potent synthetic opioid that is marketed as a transdermal patch for chronic pain management. There are currently several generic fentanyl patches on the market but none of them have abuse deterrent properties. We believe that AVERSA™ Fentanyl, once approved by the U.S. FDA will significantly deter the abuse and accidental misuse of fentanyl transdermal patches.

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

Acquisition of Pocono Coated Products

On August 25, 2020, the Company formed Pocono Pharmaceuticals Inc.(“Pocono”), a wholly owned subsidiary of the Company. Effective August 31, 2020, the Company entered into a Purchase Agreement (“Agreement”) with Pocono Coated Products (“PCP”), a manufacturer of topical and transdermal products, pursuant to which PCP agreed to sell the Company certain of the assets and liabilities associated with its Transdermal, Topical, Cosmetic and Nutraceutical business (the “Business”), including all related equipment, intellectual property and trade secrets, cash balances, receivables, bank accounts and inventory. The net assets were contributed to Pocono. Included in the transaction, the Company acquired 100% of the membership interests of Active Intelligence LLC (“Active Intelligence”). The value of the assets of the Business that were acquired was (i) $6,000,000 paid in 608,519 shares of the Company’s common stock, based on the average price for the Company’s common stock for the previous 90 days as of the date of Closing; (ii) a promissory note of the Company in the principal amount of $1,500,000, which has been paid in full as of October 1, 2021.

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

Pharmaceutical Products in Development

We have a pipeline of transdermal pharmaceutical products that are primarily in the early stages of development. Our current focus is on developing our portfolio of AVERSA™ abuse deterrent transdermal patch products. Our lead product is AVERSA™ Fentanyl for which we have a commercial development agreement with Kindeva Drug Delivery, a contract development and manufacturing organization. We plan to follow on from this with the development of additional products utilizing the AVERSA™ abuse deterrent transdermal technology, namely, AVERSA™ Buprenorphine and AVERSA™ Methylphenidate.

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

[1]	https://www.fda.gov/consumers/consumer-updates/accidental-exposures-fentanyl-patches-continue-be-deadly-children

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

Nutriband plans to utilize the 505(b)(2) New Drug Application (NDA) regulatory pathway for AVERSA Fentanyl which limits the development required for products that contain drugs that have already been approved, and allows applicants to reference data already on file at the FDA. As a result, the NDA application will be primarily based on a Phase 1 human abuse potential clinical study with no Phase 2 or 3 clinical trials needed. A clinical abuse potential study is typically performed in recreational drug abusers and is designed to demonstrate that the abuse-deterrent product is less preferable to recreational drug abusers than conventional fentanyl patches which contain no abuse-deterrent technology.

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

Combined, the clinical development and regulatory path for AVERSA™ Fentanyl is substantially limited compared to conventional pharmaceutical product development, following a limited clinical program and NDA regulatory pathway, and undergoing an expedited review by the FDA.

We cannot assure you that we will be able to take advantage of any of the available abbreviated approval pathways for any of our proposed products.

FDA Prescription Drug User Fees

The Federal Food, Drug, and Cosmetic Act (FD&C Act), as amended by the Prescription Drug User Fee Amendments of 2022 (PDUFA VII), authorizes FDA to collect application fees for certain applications for the review of human drug and biological products and prescription drug program fees for certain approved products. The rates are calculated by factoring in the agency’s resources against the number of applications it expects to receive over the next fiscal cycle based on historical trends and is updated on annual basis

For fiscal year 2026, the standard NDA application fee requiring clinical data is $4,682,003 which is due upon the submission of the NDA. We intend to seek a small business waiver for the NDA application fee for our first product. Under PDUFA, the FDA may grant a waiver to a small business for its first human drug application. While we believe we meet the criteria because we have fewer than 500 employees and no prior approved products, there is no guarantee the FDA will grant this waiver. If the waiver is denied, we would be required to pay the full application fee. For all of our prescription pharmaceutical product candidates, failure to pay the fee or obtain a waiver in a timely manner would result in the FDA refusing to file our application, which would significantly delay our ability to commercialize our products.

After approval, each prescription drug product will be subject to the PDUFA annual prescription drug program fee. The program fees are assessed for each prescription drug product that is identified in a human drug application. For fiscal year 2026, this fee is $442,213 per product. Although, there is currently no small business waiver for this fee, we may choose to petition the FDA for a Barrier to Innovation waiver. However, there is no guarantee the FDA will grant such a waiver, and we may be required to pay the full annual fee for each product.

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

In addition, we must comply with the laws and regulations governing the research, development and manufacture of products containing controlled substances such as fentanyl and other opioids. We or our contract manufacturer must be licensed by the Drug Enforcement Agency (DEA) and the state(s) in which we conduct research, development and manufacturing activities.

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

Regulatory Meetings

AVERSA™ FENTANYL

On October 28, 2025, we announced that we had successfully completed a Type C meeting with the United States Food and Drug Administration to obtain feedback on the Chemistry, Manufacturing, and Controls plans for AVERSA™ FENTANYL (abuse deterrent transdermal system) from clinical development through commercialization. The meeting was held as a videoconference on September18, 2025 with the Division of Anesthesiology, Addiction Medicine, and Pain Medicine (DAAP) in the Office of Neuroscience (ON), Center for Drug Evaluation and Research (CDER). Nutriband received final meeting minutes from FDA and is incorporating the feedback into the development program as it moves forward to an IND filing in support of a Human Abuse Potential (HAP) clinical study for the product.

The purpose of the meeting was to specifically provide feedback on the Chemistry, Manufacturing, and Controls (CMC) plans for the product from submission of an Investigational New Drug Application (IND) through approval of a 505(b)(2) New Drug Application (NDA). The main outcomes of the meeting were:

●	The FDA confirmed that the regulatory pathway for the product is a 505(b)(2) NDA and provided guidance on the relied upon reference listed drug and bridging strategy.

●	FDA provided expectations and constructive feedback on the registration batch plan and manufacturing process validation strategy for NDA submission.

●	FDA discussed various considerations and advice for the finalization of the product specifications and stability testing plans for the clinical and commercial products.

●	FDA provided feedback on the planned laboratory-based in vitro manipulation and extraction studies (Category 1) to be conducted to fully characterize the product’s abuse-deterrent properties, including the degree of effort required by an abuser to bypass or defeat those properties.

In addition, the Division acknowledged that fentanyl patch abuse, misuse and accidental exposure is an important issue to address and offered their support and guidance during the development program through additional meetings as needed. In the past, the FDA has put out several warnings on the risks of fentanyl patch accidental exposure, particularly in children, but to date there have not been any abuse deterrent fentanyl patches approved in the U.S, or in any other country to our knowledge. Nutriband’s abuse deterrent fentanyl patch has the potential to be the first abuse deterrent patch approved worldwide.

To date, Nutriband has not had any guidance meetings with regulatory authorities in any other country besides the United States for AVERSA™ Fentanyl or any other product in development, but plans to engage international authorities as necessary, potentially with international development and sales/marketing partners, to enable our product candidates to be launched in all major medical markets in the world.

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

Nutriband, or its subsidiaries, own the following United States patents:

Patent Number	Issue Date	Title/Description
11,246,840	February 15, 2022	Abuse and Misuse Deterrent Transdermal Systems
11,759,431	September 19. 2023	Abuse and Misuse Deterrent Transdermal Systems
12,318,492	June 3, 2025	Abuse and Misuse Deterrent Transdermal Systems

On June 3, 2025 the United States Patent and Trademark Office (USPTO) issued patent number 12,318,492 entitled “Abuse and Misuse Deterrent Transdermal Systems,” which contains expanded claims to protect the commercial embodiment of Nutriband’s AVERSA™ abuse deterrent transdermal technology. The issuance of this patent further expands Nutriband’s intellectual property protection in the United States for its Aversa™ abuse deterrent technology.

On October 3, 2025, Nutriband filed a new provisional patent application with the U.S. Patent and Trademark Office (USPTO) to further strengthen Nutriband’s intellectual property protection for its AVERSA™ abuse deterrent transdermal technology. The provisional patent application covers improved aversive formulations and coating application methods to enhance the abuse deterrent properties of Nutriband’s AVERSA™ transdermal technology and make it even more difficult to defeat. If this provisional patent application is converted into a non-provisional patent application and a new patent is subsequently granted, it could significantly extend the patent protection for products that utilize Nutriband’s AVERSA™ abuse deterrent technology as the statutory patent term of a US patent is 20 years from the non-provisional filing date which would extend patent coverage to 2046.

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

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, including processes for which patents are difficult to enforce and any other processes that involve proprietary know-how, information or technology that is not covered by patents. Although all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology are required to enter into confidentiality agreements, we cannot provide any assurances that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques.

We plan to seek trademark protection in the United States and internationally where available and when appropriate. We have registered the name Nutriband in the United States. We have filed a trademark application for the AVERSA™ wordmark in the United States with the United States Patent and Trademark Office (USPTO). The USPTO will require us to file a Statement of Use (SOU) and show the mark used in interstate commerce prior to fully registering the trademark.

Nutriband, or its subsidiaries, own the following United States trademarks:

Trademark Number	Wordmark	Class	Status
U.S. Serial 98371035	NUTRIBAND	040	Registered
U.S. Serial 98371053	NUTRIBAND	042	Registered
U.S. Serial 98371062	NUTRIBAND	005	Pending
U.S. Serial 98117984	AVERSA	005	Pending

On October 10, 2025, we announced that we signed an agreement with Brand Institute, Inc, the global leader in pharmaceutical and healthcare-related brand name and identity development services to develop the worldwide commercial brand name and visual identity for its AVERSA™ Fentanyl product. Developing a proprietary brand name for a prescription drug product is a critical element in the drug product development process because the end users (doctors, pharmacists, patients) must be able to easily distinguish a proprietary name from other drug names that are phonetically similar (sound-alike names) or similar in their spelling or appearance (look-alike names). In addition, if the drug name is otherwise confusing or misleading, the patient might receive the wrong product and the subsequent medication error could lead to significant harm to the patient. Brand Institute has been responsible for a majority of the abuse deterrent opioid product brand names approved by FDA.

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

AVERSA Fentanyl is the lead AVERSA product under development and has the potential to be the world’s first fentanyl transdermal system with abuse deterrent properties. Once approved by the United States FDA, AVERSA Fentanyl will be priced competitively with the non-abuse deterrent patches currently on the market and has the potential to reach peak annual US sales of $80-200 million according to the assessment performed by Health Advances in January 2022. This assessment did not include the impact of the revised CDC Opioid Prescribing Guidelines which were published in November 2022 that encouraged prescribers to implement comprehensive and holistic pain management including responsible opioid use particularly for patients with moderate to severe chronic pain. In addition, the market forecast did not take into account the price increases for marketed generic fentanyl patches that have occurred since 2021. Health Advances was able to confirm the significant unmet patient need for AVERSA Fentanyl based on rigorous primary and secondary market research accompanied with deep experience in the abuse deterrence pain space. Nutriband is also considering developing the product for strategic international markets as protected by its global abuse deterrent patent portfolio.

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

Risks Concerning our Business

The United States at the time of this filing is involved with a war with Iran, the outcome of which could result in changes adverse to us in domestic and international markets, including on tariffs and health care and medical products. These changes could affect our promotional activities and our profitability and margins. Additionally, many of the effects and consequences of U.S. and global financial and economic conditions and current stock market trends, which are concentrating on companies in the artificial intelligence development market, could potentially have a material adverse effect on our liquidity and capital resources, including the ability to raise additional capital, if needed, or could otherwise negatively affect our business and financial results.

We are subject to the risks common to start-up, pre-revenue medical delivery device enterprises, including, among other factors, undercapitalization, cash shortages, limitations with respect to personnel, financial and other resources and lack of revenues. Drug development companies typically incur substantial losses during the product development and FDA testing phase of the business and do not generate revenues until after the drug has received FDA approval, which cannot be assured, and until the company has started to sell the product. We can give no assurance that we can or will ever be successful in achieving profitability and the likelihood of our success must be considered in light of our early stage of operations. We cannot assure you that we will be able to operate profitably or generate positive cash flow. If we cannot achieve profitability, we may be forced to cease operations and you may suffer a total loss of your investment.

While cybersecurity events have not had a material impact on us, we can provide no assurance that we will not experience any such impact or additional interruptions to our operations in the future. Given the unpredictability of the timing and the evolving nature and scope oft information and operational technology system disruptions, the various procedures and controls we use to monitor and protect against cybersecurity threats and to mitigate potential risks arising from such threats have not been effective in some instances and may not be sufficient in preventing future cybersecurity incidents. Further, as cybersecurity threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate vulnerabilities to cybersecurity threats.

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

Before we market any pharmaceutical product, we will need to purchase significant product liability insurance. However, in the event of major claims from the use of our products, it is possible that our product liability insurance will not be sufficient to cover claims against us. We cannot assure you that we will not face one or more claims alleging liabilities arising out of the use of our products which is significantly in excess of the limits of our product liability insurance. In such event, if we do not have the funds or access to the funds necessary to satisfy such liability, we may be unable to continue in business.

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

If we obtain FDA approval, we may face significant competition from better known and better capitalized companies.

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

Our commercial success will depend in part on obtaining and maintaining patent protection and trade-secret protection for our technology which is incorporated in our products as well as successfully defending these patents against third-party challenges, should any be brought. 4P Therapeutics originally filed an international patent application under the Patent Cooperation Treaty for worldwide prosecution of the abuse deterrent transdermal technology intellectual property used in our lead product, the abuse deterrent fentanyl transdermal system.

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

Our officers and directors as a group beneficially own approximately 49.88% of our common stock as of April 28, 2026. As a result, they have the effective power using their contacts with a limited number of other shareholders to elect all of our directors and to approve any action requiring stockholder approval.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 1C. CYBERSECURITY.

While cybersecurity events have not had a material impact on us, we can provide no assurance that we will not experience any such impact or additional interruptions to our operations in the future. Given the unpredictability of the timing and the evolving nature and scope oft information and operational technology system disruptions, the various procedures and controls we use to monitor and protect against cybersecurity threats and to mitigate potential risks arising from such threats have not been effective in some instances and may not be sufficient in preventing future cybersecurity incidents. Further, as cybersecurity threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate vulnerabilities to cybersecurity threats,

Our Audit Committee would have responsibility for our public disclosures concerning the description of cybersecurity issues and the types of remediation efforts and related public disclosures.

ITEM 2. PROPERTIES

Property

We do not own any real property. We lease under a one year lease an office for $ 2,500 per month at 121 South Orange Street, Orlando, Florida. With the office lease, we have access to boardrooms, kitchen facilities and administrative support services. We lease manufacturing space in Cherryville, North Carolina, for $3,000 per month under a three-year extension lease entered into on February 1, 2025.

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

Preferred Stock

Series A Convertible Preferred Stock

The Board of Directors of the Company authorized on July 9, 2025 a preferred stock dividend to be issued by the Company to all shareholders, on the basis of one share of Series A Preferred stock issued for each four shares of common stock owned by the holder. The record date for the dividend was July 25, 2025,

The Company completed the stock dividend of shares of Series A Preferred Stock to Nutriband shareholders of record on July 25, 2025 on the basis of one share of Series A Preferred Stock for each four shares of common stock held by each stockholder, with all fractional shares being rounded down. A total of 3,008,643 shares of Series A Preferred Stock were issued in this stock dividend.

On July 9, 2025, the Board of Directors of Nutriband Inc., a Nevada corporation (the “Company”), approved an amendment to the Articles of Incorporation of the Company to authorize a series of non-voting shares of Preferred Stock, par value $0.001 per share, titled the Series A Convertible Preferred Stock (the “Series A Preferred Stock”), by amendment of Article 3 of the Company’s Articles of Incorporation (“the Amendment”). The Amendment authorized a total of 2,788,678 shares of Series A Preferred. The Amendment was approved by the Board without shareholder action pursuant to Section 78.315 of the Nevada corporation law. The authorized number of Series A Preferred Shares was further increased by the Board of Directors pursuant to the filing on July 21, 2025, of a Certificate of Correction with the Nevada Secretary of State that increased the authorized number of shares of Series A Preferred Stock to 10,000,000.

The terms of the Series A Preferred Stock provide that following the date of the approval for commercial sale by the Federal Drug Administration of the Company’s transdermal pharmaceutical products that are based on the Company’s AVERSA™ abuse deterrent transdermal technology), each share of Series A Preferred Stock will become convertible at the option of the holder into one share of Common Stock. The holders of Series A Preferred Stock that have not converted their shares shall be eligible for dividends as declared by the Board of Directors for those holders of the Series A Preferred Stock, and the Series A Preferred Stock is also eligible for dividends declared by the Board of Directors on the class of common stock.

Following completion of the August 5, 2025, stock dividend of shares of Series A Preferred Stock issued in the dividend are held in accounts for the respective owners of the stock by Equinity Trust Company, LLC, the transfer agent for the Company’s common stock, as well as for the Series A Preferred Stock. The shares of Series A Preferred Stock are held by our transfer agent as restricted stock under SEC rules, and the shares held by the transfer agent are not issuable to or transferable by the recipients of the stock in the preferred stock dividend until the preferred shares are eligible for conversion to common stock, and the Company has completed registration of the shares of Series A Preferred Stock with the SEC and listed such shares for trading on Nasdaq.

Amendment to Increase Shares of Authorized Preferred Stock

At our recent Annual Meeting of Shareholders, held on January 24, 2026, our shareholders approved an Amendment to our Articles of authorizing an additional 10,000,000 shares of undesignated preferred stock. The Company has not planned any further issuances of Preferred Stock for these additional shares and do not anticipate any issuances of these unissued shares of Series A Convertible Preferred Stock or of any newly authorized undesignated shares of Preferred Stock in the near future, although the additional undesignated shares could be used in a future transaction of which we are not now aware at this time.

Shareholders of Record

As of April 28, 2026, we had approximately 77 holders of record of our common stock; our Warrants are held in book entry form by the Depository Trust Corporation, which is the holder of record of all of the publicly-traded warrants, based upon data provided by our transfer agent. The transfer agent for the common stock is Equiniti Trust Company, LLC, 6201 15th Ave, Brooklyn, NY 11219, telephone (800) 937-5449.

Dividends

We have not declared any cash dividends at any time, and we do not anticipate declaring any cash dividends in the foreseeable future.

Sales of Unregistered Securities

Issuance of Stock Options

1.	The following table sets forth issuances of a stock options expiring August 12, 2028 to an officer and director on August 12, 2025.

Date of Grant	Title and Amount	Option Holder	Title	Exercise Price
08/12/2025	Option to purchase 40,000 shares of common stock	Jeff Patrick	Chief Scientific Officer	$6.85 per share/NA

2.	The following table sets forth issuances of stock options expiring August 20, 2028 to certain officers and directors on August 20, 2025.

Date of Grant	Title and Amount	Option Holder	Title	Exercise Price
08/20/2025	Option to purchase 54,167 shares of common stock	Gareth Sheridan	Chief Executive	$6.84 per share/NA
08/20/2025	Option to purchase 54,167 shares of common stock	Serguei Melnik	President	$6.84 per share/NA
08/20/2025	Option to purchase 43,333 shares of common stock	Gerald Goodman	Chief Financial Officer	$6.22 per share/NA
08/20/2025	Option to purchase 45,000 shares of common stock	Alan Smith	Chief Operating	$6.22 per share/NA
08/20/2025	Option to purchase 45,000 shares of common stock	Jeff Patrick	Chief Scientific Officer	$6.22 per share/NA
08/20/2025	Option to purchase 35,000 shares of common stock	Dianna Mather	Chief Accountant	$6.22 per share/NA
08/20/2025	Option to purchase 7,500 shares of common stock	Oleg Buria	Employee	$6.22 per share/NA
08/20/2025	Option to purchase 17,000 shares of common stock	Mark Hamilton	Director	$6.22 per share/NA
08/20/2025	Option to purchase 19,000 shares of common stock	Radu Bujorneau	Director	$6.22 per share/NA
08/20/2025	Option to purchase 17,000 shares of common stock	Stefani Mancas	Director	$6.22 per share/NA
08/20/2025	Option to purchase 17,000 shares of common stock	Irina Gram	Director	$6.22 per share/NA
08/20/2025	Option to purchase 8,500 shares of common stock	Sergei Glinka	Director	$6.22 per share/NA
08/20/2025	Option to purchase 5,000 shares of common stock	Anastasia Nichita	Consultant	$6.22 per share/NA
08/20/2025	Option to purchase 1,500 shares of common stock	Angie Sanchez	Consultant	$6.22 per share/NA

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

Years Ended January 31, 2026 and 2025

For the year ending January 31, 2026, we generated revenue of $2,036,651 and our costs of revenue were $1,470,343 resulting in a gross profit of $566,308. For the year ending January 31, 2025, we generated revenue of $2,139,537 and our costs of revenue were $1,396,220 resulting in a gross profit of $743,317. Our revenue for the year ended January 31, 2026, was derived from sales from our Pocono Pharmaceuticals segment and $-0- from contract research and development services from our 4P Therapeutics segment. The revenue from the Pocono Pharmaceuticals segment remained relatively constant from the prior year. An increase in demand is expected in the subsequent year. There were no sales in our 4P Therapeutics segment in the current year due to a shift in focus and the main contract wound down in the prior year. The decline in gross profit is due primarily to lower margins on tape sales.

For the year ending January 31, 2026, our selling, general and administrative expenses were $6,993,140, primarily salaries and wages, public relations, legal, accounting, and non-cash compensation from the issuance of warrants and employee stock options, compared to $4,313,810 for the year ending January 31, 2025. The increase from 2025 is primarily due to an increase in equity-based expenses

During the year ending January 31, 2026, the Company incurred research and development expenses of its Aversa Fentanyl product of $1,891,129, primarily of salaries and increases in development costs incurred at our contract manufacturer, Kindeva Drug Delivery, as compared to $3,119,134 for the year ending January 31, 2025. The decrease is primarily attributable to a reduction in labor costs.

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

We incurred interest expense of $22,535 for the year ending January 31, 2026, as compared to $21,407 for the year ended January 31, 2025.

Interest income for the year ending January 31, 2026, was $71,604 as compared to $191,669 for the year ending January 31, 2025. The decrease is primarily due to cash used in the Company’s development operations.

As a result of the foregoing, we sustained a net loss of $8,229,632 for the year ending January 31, 2026 , exclusive of the net loss available to common shareholders of $30,043,798 or $(2.58) per share (basic and diluted) after the preferred stock dividend, compared with a loss of $10,482,617, or $(0.99) per share (basic and diluted) for the year ended January 31, 2025.

Liquidity and Capital Resources

As of January 31, 2026, we had $4,574,857 in cash and cash equivalents and working capital of $4,204,437, as compared with cash and cash equivalents of $4,311,719 and working capital of $3,811,420 as of January 31, 2025.

For the year ending January 31, 2026, we used cash of $5,134,630 in our operations. The principal adjustments to our net loss of $8,229,632 were depreciation and amortization of $193,797, and the issuance of employee stock options and warrants for services of $2,633,996.

For the year ending January 31, 2026, net cash provided by financing activities of $5,403,092, primarily from the exercise of warrants.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Going Concern Assessment

Management assesses liquidity and going concern uncertainty in the Company’s financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved, and management has the proper authority to execute them within the look-forward period.

As of January 31, 2026, the Company had cash and cash equivalents of $4,574,857 and working capital of $4,204,632. For the year ended January 31, 2026, the Company incurred a net loss from operations of $8,229,632 and used cash flow from operations of $5,134,630. The Company has generated operating losses since its inception and has relied on sales of securities and the issuance of third-party and related-party debt to support cash flow from operations. The Company has used these proceeds to fund operations and will continue to use the funds as needed.

Management has prepared estimates of operations for the next twelve months and believes that sufficient funds will be generated from operations to fund its operations for one year from the date of the filing of these consolidated financial statements, which indicates improved operations and the Company’s ability to continue operations as a going concern.

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

Cash and cash equivalents.

Cash and cash equivalents include cash on hand, and cash on deposit in money market accounts. The Company considers short-term highly liquid investments with an original maturity date of three months or less that are not part of an investment pool to be cash equivalents. As of January 31, 2026, the Company had 4,064,000 that exceeded federally insured cash balance limits.

Accounts receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make the required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-applicable accounts. For the years ended January 31, 2026, and 2025, the Company recorded bad debt expenses of $11,130 and $-0-, respectively, for doubtful accounts related to accounts receivable. During the year ended January 31, 2024, the Company entered into an accounts receivable sale agreement for one of its subsidiaries. The Company received $106,528 in funds against an account receivable that is currently a claim in bankruptcy. The net accounts receivable remains on the books of the Company and a corresponding amount has been included as a secured borrowing liability under Notes payable. As of January 31, 2025, the receivable has been reserved in full. If the bankruptcy claim is not paid in full by the debtor, Company is obligated to pay any difference to the factor. The loan bears interest at 10%. The Company adopted ASU 2016-13 during 2013 and implemented the guidance on expected credit losses.

Inventories

Inventories are valued at the lower of cost and net realizable value determined using the first-in, first-out (FIFO) method. Net realized value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The cost of finished goods and work in process is comprised of material costs, direct labor costs and other direct costs and related production overheads (based on normal operating capacity). As of January 31, 2026, total inventory was $117,987, consisting of work in progress: $26,364, finished goods: $2,814, and raw materials: $88,808.

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

Intangible Assets

Intangible assets include trademarks, intellectual property and customer base acquired through business combinations. The Company accounts for Other Intangible Assets under the guidance of ASC 350, “Intangibles-Goodwill and Other.” The Company capitalizes certain costs related to patent technology. A substantial component of the purchase price related to the Company’s acquisitions has also been assigned to intellectual property and other intangibles. Under the guidance, other intangible assets with definite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are tested annually for impairment. Trademarks, intellectual property and customer base are being amortized over their estimated useful lives of ten years. During the year ending January 31, 2025, the Company recorded an impairment charge of $293,038 to its Intellectual property. There was no impairment during the year ended January 31, 2026.

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. In connection with the Company’s acquisition of 4P Therapeutics LLC in 2018, the Company recorded Goodwill of $1,719,235. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. During the years ending January 31, 2026 and 2025, the Company recorded an impairment charge of $-0- and $3,302,478, respectively, reducing the Active Intelligence LLC Goodwill to $-0-. As of January 31, 2026, and 2025, Goodwill amounted to $1,719,535 and $1,719,535, respectively.

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of January 31, 2026, and 2025, there were 9,347,682 and 6,920,641 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

Stock-Based Compensation

ASC 718, “Compensation - Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services, and, since February 1, 2019, non-employees, are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on grant date fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). As of February 1, 2019, pursuant to ASC 2018-07, ASC 718 was applied to stock-based compensation for both employees and non-employees.

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

January 31, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nutriband Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nutriband Inc. and subsidiaries (“the Company”) as of January 31, 2026 and 2025, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2016.

Draper, UT

April 29, 2026

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,
ASSETS	2026	2025

CURRENT ASSETS:
Cash and cash equivalents	$4,574,857	$4,311,719
Accounts receivable-net	118,404	73,847
Inventory- net	117,987	212,041
Prepaid expenses	177,470	196,658
Total Current Assets	4,988,718	4,794,265

PROPERTY & EQUIPMENT-net	567,255	695,063

OTHER ASSETS:
Goodwill	1,719,535	1,719,535
Operating lease right of use asset	72,000	-
Intangible assets-net	200,427	261,092

TOTAL ASSETS	$7,547,935	$7,469,955

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$502,654	$698,821
Deferred revenue	120,303	155,880
Operating lease liability-current portion	32,453	-
Notes payable-current portion	128,871	128,144
Total Current Liabilities	784,281	982,845

LONG-TERM LIABILITIES:
Note payable-net of current portion	35,861	58,205
Operating lease liability-net of current portion	48,305	-
Total Liabilities	868,447	1,041,050

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 3,008,643 and -0- issued and outstanding as of January 31, 2026 and 2025, respectively	3,009	-
Common stock, $.001 par value, 291,666,666 shares authorized, 12,174,883 and 11,107,210 shares issued at January 31, 2026 and 31, 2025, respectively, 12,155,983 and 11,074,810 shares outstanding as of January 31, 2026 and 2025, respectively	12,156	11,075
Additional paid-in-capital	53,443,747	45,029,317
Accumulated other comprehensive loss	(304)	(304)
Treasury stock, 18,900 and 32,400 shares at cost, as of January 31, 2026 and 2025, respectively	(86,852)	(148,547)
Accumulated deficit	(46,692,268)	(38,462,636)
Total Stockholders’ Equity	6,679,488	6,428,905
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,547,935	$7,469,955

See notes to consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	January 31,
	2026	2025

Revenue	$2,036,651	$2,139,537

Costs and expenses:
Cost of revenues	1,470,343	1,396,220
Research and development	1,891,129	3,119,134
Goodwill and intangibles impairment	-	3,595,216
Selling, general and administrative	6,993,140	4,313,810
Total Costs and Expenses	10,354,612	12,424,380

Loss from operations	(8,317,961)	(10,284,843)

Other income (expense):
Other income	110,864	191,669
Loss on extinguishment of debt	-	(368,036)
Interest expense	(22,535)	(21,407)
Total other income (expense)	88,329	(197,774)

Loss before provision for income taxes	(8,229,632)	(10,482,617)

Provision for income taxes	-	-

Net loss	$(8,229,632)	$(10,482,617)

Preferred shares dividend	(21,814,166)	-

Net loss available to common stockholders-
basic and diluted	$(30,043,798)	$(10,482,617)

Net loss per share attributable to common stockholders-
basic and diluted	$(2.58)	$(0.99)

Weighted average common shares outstanding
- basic and diluted	11,640,995	10,607,477

See notes to consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Year Ended January 31, 2026

							Accumulated
		Common Stock		Preferred Stock		Additional	Other
		Number of		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	shares	Amount	Capital	Income (Loss)	Deficit	Stock
Balance, February 1, 2025	$6,428,905	11,074,810	$11,075	-	$-	$45,029,317	$(304)	$(38,462,636)	$(148,547)

Treasury stock issued for services	104,400	13,500	14	-	-	42,691	-	-	61,695

Exercise of warrants	5,305,503	825,117	825	-	-	5,304,678	-	-	-

Warrants issued for services	1,250,264	-	-	-	-	1,250,264	-	-	-

Exercise of employee stock options	119,206	40,055	40	-	-	119,166	-	-	-

Employee stock options exercised for settlement of debt	317,110	120,000	120	-	-	316,990	-	-	-

Preferred Shares issued as Common stock dividend	-	-	-	3,008,643	3,009	(3,009)	-	-	-

Employee stock options issued for services	1,383,732	-	-	-	-	1,383,732	-	-	-

Cashless exercise of warrants	-	82,501	82	-	-	(82)	-	-	-

Net loss	(8,229,632)	-	-	-	-	-	-	(8,229,632)	-

Balance, January 31, 2026	$6,679,488	12,155,983	$12,156	3,008,643	$3,009	$53,443,747	$(304)	$(46,692,268)	$(86,852)

Year Ended January 31, 2025

							Accumulated
		Common Stock		Preferred Stock		Additional	Other
		Number of		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	shares	Amount	Capital	Income (Loss)	Deficit	Stock
Balance, February 1, 2024	$6,438,235	8,859,870	$8,860	-	$-	$34,442,339	$(304)	$(27,980,019)	$(32,641)

Proceeds from sale of common stock and warrants	8,400,000	2,100,000	2,100	-	-	8,397,900	-	-	-

Options issued for services	1,408,935	-	-	-	-	1,408,935	-	-	-

Common stock and warrants issued for conversion of debt	672,958	76,230	76	-	-	672,882	-	-	-

Treasury stock and warrants issued for services	133,350	10,000	10	-	-	100,699	-	-	32,641

Purchase of treasury stock	(148,547)	(32,400)	(32)	-	-	32	-	-	(148,547)

Exercise of warrants	6,591	61,110	61	-	-	6,530	-	-	-

Net loss	(10,482,617)	-	-	-	-	-	-	(10,482,617)	-

Balance, January 31, 2025	$6,428,905	11,074,810	$11,075	-	$-	$45,029,317	$(304)	$(38,462,636)	$(148,547)

See notes to consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	January 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(8,229,632)	$(10,482,617)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	193,797	285,054
Operating lease expense	36,000	31,374
Loss on extinguishment of debt	-	368,036
Goodwill and intangible impairment	-	3,595,216
Stock-based compensation-shares issued for services	104,400	133,350
Stock-based compensation-options and warrants	2,633,996	1,408,935
Changes in operating assets and liabilities:
Accounts receivable	(44,557)	74,802
Prepaid expenses	19,188	15,009
Inventories	94,054	(43,436)
Deferred revenue	(35,577)	(1,622)
Operating lease liability	(27,242)	(34,276)
Accounts payable and accrued expenses	120,943	23,611
Net Cash Used In Operating Activities	(5,134,630)	(4,626,564)

Cash flows from investing activities:
Purchase of equipment	(5,324)	(92,043)
Net Cash Used in Investing Activities	(5,324)	(92,043)

Cash flows from financing activities:
Proceeds from note payable-related party	-	300,000
Proceeds from the exercise of employee stock options	119,206	-
Proceeds from sale of common stock and exercise of warrants	5,305,503	8,406,591
Purchase of treasury stock	-	(148,547)
Payment on note payable	(21,617)	(20,660)
Net Cash Provided by Financing Activities	5,403,092	8,537,384

Net change in cash	263,138	3,818,777

Cash and cash equivalents - Beginning of period	4,311,719	492,942

Cash and cash equivalents - End of period	$4,574,857	$4,311,719

Supplementary information:

Cash paid for:
Interest	$1,250	$5,631

Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Cashless conversion of warrants	$82	$60

Measurement of operating lease right-of-use assets and liabilities	$108,000	$-

Debt settlement issued by the issuance of common stock and warrants	$-	$672,956

Preferred Shares issued as Common stock dividend	$21,814,166	$-

Options exercised in exchange for debt	$317,110	$-

See notes to consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

as of and for the Years Ended January 31, 2026 and 2025

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

Going Concern Assessment

Management assesses liquidity and going concern uncertainty in the Company’s financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved, and management has the proper authority to execute them within the look-forward period.

As of January 31, 2026, the Company had cash and cash equivalents of $4,574,857 and working capital of $4,204,437. For the year ended January 31, 2026, the Company incurred a net loss from operations of $8,317,961 and used cash flow from operations of $5,134,630. The Company has generated operating losses since its inception and has relied on sales of securities and the issuance of third-party and related-party debt to support cash flow from operations. The Company has used these proceeds to fund operations and will continue to use the funds as needed. In March 2023, the Company entered into a three-year $2,000,000 Credit Line Note facility with a related party, amended on July 13, 2023, to $5,000,000, which will permit the Company to draw down on the credit line to fund the Company’s research and development of its Aversa product. On April 19, 2024, the Company received proceeds of $8,400,000 from equity financing with European investors. During the year ended January 31, 2026, the Company received proceeds of $5,425,709 from the exercise of warrants and employee stock options.

Management has prepared estimates for operations for the next twelve months and believes that sufficient funds will be generated from operations to fund its operations for one year from the date of the filing of these consolidated financial statements, which indicates improved operations and the Company’s ability to continue operations as a going concern.

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

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by type and by geographical location. See the tables:

	Years Ending
	January 31,
	2026	2025
Revenue by type:
Sale of goods	$2,036,651	$2,139,537
Services	-	-
Total	$2,036,651	$2,139,537

	Years Ending
	January 31,
	2026	2025
Revenue by geographic location:
United States	$2,029,021	$2,139,537
Foreign	7,630	-
Total	$2,036,651	$2,139,537

Cash and cash equivalents.

Cash and cash equivalents include cash on hand and cash on deposit in money market accounts. The Company considers short-term highly liquid investments with an original maturity date of three months or less that are not part of an investment pool to be cash equivalents. As of January 31, 2026, the Company had approximately $4,064,000 that exceeded federally insured cash balance limits.

Accounts receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make the required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-applicable accounts. For the years ended January 31, 2026, and 2025, the Company recorded bad debt expenses of $11,130 and $-0-, respectively, for doubtful accounts related to accounts receivable. During the year ended January 31, 2024, the Company entered into an accounts receivable sale agreement for one of its subsidiaries. The Company received $106,528 in funds against an account receivable that is currently a claim in bankruptcy. The net accounts receivable remains on the books of the Company, and a corresponding amount has been included as a secured borrowing liability under Notes payable. As of January 31, 2026, the receivable has been reserved in full. If the bankruptcy claim is not paid in full by the debtor, Company is obligated to pay any difference to the factor. The loan bears interest at 10%. The Company adopted ASU 2016-13 during 2013 and implemented the guidance on expected credit losses.

Concentration of credit risk

The Company discloses that potential credit risk concentration exists with revenue. For the year ended January 31, 2026, three customers accounted for 63% of total revenue. The Company lost a customer that represented 24% of total revenue.

Inventories

Inventories are valued at the lower of cost and net realizable value determined using the first-in, first-out (FIFO) method. Net realized value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The cost of finished goods and work in process is comprised of material costs, direct labor costs and other direct costs and related production overheads (based on normal operating capacity). As of January 31, 2026, total inventory was $117,987, consisting of work-in-process of $26,365, finished goods of $2,815 and raw materials of $88,808. As of January 31, 2025, total inventory was $212,041, consisting of work-in-process of $46,255, finished goods of $16,609 and raw materials of $149,177.

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

Lab Equipment	5 - 10 Years
Furniture and Equipment	3 - 5 Years
Machinery and Equipment	5 - 20 Years

Intangible Assets

Intangible assets include trademarks, intellectual property and customer base acquired through business combinations. The Company accounts for Other Intangible Assets under the guidance of ASC 350, “Intangibles-Goodwill and Other.” The Company capitalizes certain costs related to patent technology. A substantial component of the purchase price related to the Company’s acquisitions has also been assigned to intellectual property and other intangibles. Under the guidance, other intangible assets with definite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are tested annually for impairment. Trademarks, intellectual property and customer base are being amortized over their estimated useful lives of ten years. During the year ended January 31, 2025, the Company recorded an impairment charge of $293,038 to its intellectual property. During the year ended January 31, 2026, there was no impairment.

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. In connection with the Company’s acquisition of 4P Therapeutics LLC in 2018, the Company recorded Goodwill of $1,719,235. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. During the years ended January 31, 2026 and 2025, the Company recorded an impairment charge of $-0- and $3,302,478, respectively, reducing the Active Intelligence LLC Goodwill to $-0-. As of January 31, 2026 and 2025, Goodwill amounted to $1,719,535 and $1,719,535, respectively.

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

Earnings per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. Potential shares of common stock consist of shares issuable upon the exercise of outstanding options and common stock purchase warrants. As of January 31, 2026, and 2025, there were 9,347,862 and 6,920,641 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

3.	PROPERTY AND EQUIPMENT

	Years Ending
	January 31,
	2026	2025
Lab equipment	$144,585	$144,585
Machinery and equipment	1,389,756	1,384,432
Furniture and Fixtures	19,643	19,643
	$1,553,984	$1,548,660

Less: Accumulated depreciation	(986,729)	(853,597)
Net Property and Equipment	$567,255	$695,063

Depreciation expenses amounted to $133,132 and $171,903 for the years ended January 31, 2026, and 2025, respectively. During the years ended January 31, 2026, and 2025, depreciation expenses of $89,935 and $127,888, respectively, have been allocated to the cost of goods sold.

4.	NOTES PAYABLE

Notes Payable

Active Intelligence, entered into an agreement with the Carolina Small Business Development Fund for a line of credit of $160,000 due October 16, 2028, with interest of 5% per year. The amount assumed was $139,184. The loan requires monthly payments of principal and interest of $1,697. During the year ended January 31, 2026, the Company made $16,954 of principal payments. As of January 31, 2026, the amount due was $52,178, of which $17,541 is current. As of January 31, 2025, the amount due was $69,132.

On April 3, 2022, the Company entered into a retail installment agreement for the purchase of an automobile. The contract price was $32,274, of which $22,795 was financed. The agreement is for five years bearing interest at 2.95% per annum with payments of $410 per month. The loan is secured by automobile. As of January 31, 2026, the amount due was $6,026, of which $4,802 is current. As of January 31, 2025, the amount due was $10,689.

Note payable-related party.

On July 17, 2023, the Company entered an amended Credit Line Note agreement, for an increased $5,000,000 credit line facility to the Company entered on March 17, 2023. Outstanding advances under the Note bears interest at 7% per annum. The promissory note is due and payable in full on July 13, 2026. Interest is payable annually on December 31 of each year during the term of the note. The Company received advances of $300,000 during the nine months ended October 31, 2024. On May 15, 2024, the Company agreed to convert the $300,000 debt. The conversion was made pursuant to the terms of a Conversion Agreement, which provided the conversion of $300,000 of principal and $4,922 of accrued interest. The Company issued 76,230 shares of common stock and 152,460 warrants exercisable at $6.43 per share, resulting in a $368,036 loss on extinguishment. As of January 31, 2026 and 2025, the balance due was $-0- and $-0-, respectively. The Company recorded interest expense of $-0- and $4,163 for the years ended January 31, 2026, and 2025, respectively.

Secured borrowing liability.

On July 19, 2023, the Company entered into an accounts receivable sale agreement for one of its subsidiaries in connection with a bankruptcy claim. The Company received $106,528 and recorded the transaction as a secured loan payable against the account receivable. The sale of the account receivable balance was to an outside third party, whereby if the bankruptcy court does not pay the balance in full, the Company will owe back the unpaid portion. The loan is classified as a current liability as the Company expects the bankruptcy will be resolved in the next twelve months. The loan bears interest at 10%. For the years ended January 31, 2026, and 2025, the Company recorded an interest expense of $10,454 and $10,482, respectively.

Interest expenses for the years ended January 31, 2026, and 2025, were $22,535 and $21,407, respectively.

5.	INCOME TAXES

The Company adopted the provisions of ASC 740, “Income Taxes (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no adjustment in the net liability for unrecognized income tax benefits. The Company believes there are no potential uncertain tax positions, and all tax returns are correct as filed. Should the Company recognize a liability for uncertain tax positions, the Company will separately recognize the liability for uncertain tax positions on its balance sheet. Included in any liability or uncertain tax positions, the Company will also set up a liability for interest and penalties. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.

There is no U.S. tax provision due to losses from U.S. operations for the years ending January 31, 2026 and 2025. Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities. The principal item giving rise to deferred taxes is the net operating loss carryforward in the U.S.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has set up a valuation allowance for losses for certain carryforwards that it believes may not be realized.

The Provision for income taxes consists of the following:

Years Ending
January 31,
	2026		2025
Current
Federal	$		-
Foreign		-	-

Deferred
Federal	$		-
Foreign		-	-

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

	Years Ending
	January 31,
	2026	2025
Book Income (loss from operations)	$(1,728,223)	$(2,201,350)
Common Stock issued for services	575,063	323,880
Impairment expense	-	754,996
Unused operating losses	$1,153,160	1,122,474
Income tax expense	$-

As of January 31, 2026, the Company recorded a deferred tax asset associated with a net operation loss (“NOL”) carry forward of approximately $26,600,000 that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize those benefits in the foreseeable future. The Company’s NOL expires in 2041. The tax effect of the valuation allowance increased by approximately $1,700,000 during the year ending January 31, 2026. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) significantly revised U.S. corporate income tax law by, among other things, reducing the corporate rate from 34% to 21%. Because the Company recognizes a valuation allowance for the entire balance, there is no impact on the Company’s balance sheet or results of operations.

The types of temporary differences between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

	Years Ending
	January 31,
	2026	2025
Net Operating loss carryforward (expire through 2041)	$(5,378,247)	$(4,435,172)
Stock issued for services	(2,355,840)	(1,779,728)
Intangible impairment expense	(1,806,709)	(1,806,709)
Valuation allowance net deferred taxes	9,540,796	8,021,609
	$-	$-

6.	INTANGIBLE ASSETS

As of January 31, 2026 and 2025, intangible assets consisted of intellectual property and trademarks, customer base, and license agreement, net of amortization, as follows:

	Years Ending
	January 31,
	2026	2025
Customer base	$214,640	$214,640
Intellectual property and trademarks	623,822	623,822
Total	$838,462	$838,462

Less: Accumulated amortization	(638,035)	(577,370)
Net Intangible Assets	$200,427	$261,092

Amortization expenses for the years ended January 31, 2026 and 2025 amounted to $60,665 and $113,150, respectively. During the year ended January 31, 2025, the Company recorded an impairment charge of $293,038 to its Intellectual property. There was no impairment charges during the year ended January 31, 2026.

Year Ended January 31,	Total
2027	$60,666
2028	60,666
2029	41,736
2030	23,596
2031	13,763
$200,427

7.	RELATED PARTY TRANSACTIONS

Activity during the year ended January 31, 2026

a)	During the year ended January 31, 2026, a director of the Company and a related party exercised warrants and were issued 311, 041 and 160,000 shares of common stock, respectively.

b)	During the year ended January 31, 2026, 454,814 options to purchase common shares of the Company were issued to executive officers and employees exercisable at prices of $5.47- $6.85 per share. The options vest immediately and expire three years from the date of issuance. The fair value of the options issued for services amounted to $1,383,732.

c)	In October 2025, the Company’s President and CFO exercised employee stock options, and the Company issued 140,000 shares of common stock.

Activity during the year ended January 31, 2025

a)	During the year ended January 31, 2024, options to purchase 689,584 shares of common stock to executives and employees of the Company at a price of $2.37 and $8.08 per share. The options vest immediately and expire in three years. The fair value of the options issued amounted to $1,408,935 and was expensed during the year ended January 31, 2025.

b)	On April 19, 2024, the Company completed an $8,400,000 equity financing with European investors which included related parties. The two related parties invested a total of $7,120,000 and received 1,780,000 shares of common stock and warrants to purchase 3,560,000 shares of common stock at $6.43 per share. One related party, a director of the Company, invested $4.5 million which included $500,000 from his son and $700,000 from an entity he controls. The other related party invested $2.62 million from entities controlled by the investor. See Note 8 for further information.

c)	During the year ended January 31, 2025, the Company received $300,000 from the credit line facility with TII Jet Services LDA. On May 15, 2024, the Company converted the debt and accrued interest into 76,240 shares of common stock and issued 152,460 warrants to the lender. See Note 4 for further information.

d)	On June 5, 2024, the Company’s Chief Financial Officer exercised 87,500 warrants as a cashless conversion and was issued 60,085 shares of common stock.

8.	STOCKHOLDERS’ EQUITY

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

The Company authorized on July 9, 2025, a preferred stock dividend to be issued by the Company to all shareholders on the basis of one share of Series A Preferred stock issued for each four shares of common stock owned by the holder. The record date for the dividend was July 25, 2025. On the date of distribution of the dividend, 3,008,643 shares of the Series A Preferred Stock were issued to our shareholders. The fair value of the preferred stock dividend was $21,814,166.

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

Activity during the Year Ended January 31, 2026

(a)	As of January 31, 2026, the Company holds 18,900 shares of treasury stock. During the year ended January 31, 2026, 13,500 shares of treasury stock held by the Company were issued to employees for services rendered. The Company recorded an expense of $104,400 during the year ended January 31, 2026, in connection with the transactions.

(b)	In February 2025, the Company’s outside counsel exercised 58,433 warrants as a cashless conversion and the Company issued 46,961 shares of common stock.

(c)	In July 2025, third parties exercised 98,560 warrants as a cashless conversion, and the Company issued 35,540 shares of common stock.

(d)	In July 2025, two employees exercised employee stock options. The Company received proceeds of $44,206 and issued 20,055 shares of common stock.

(e)	In July 2025, the Company received proceeds of $303,477 from the exercise of public warrants and the Company issued 47,076 shares of common stock.

(f)	In July 2025, the Company received proceeds of $5,002,026 from the exercise of warrants and the Company issued 778,041 shares of common stock.

(g)	In October 2025, the Company’s CFO exercised employee exercised employee stock options. The Company received proceeds of $75,000 and issued 20,000 shares of common stock.

(h)	In October 2025, the Company’s President exercised employee stock options in exchange for a settlement of debt. The Company issued 120,000 shares of common stock in exchange for $317,110 of debt.

Activity during the Year Ended January 31, 2025

(a)	On September 10, 2024, 10,000 shares of treasury stock held by the Company were issued to an investor relations firm for services rendered. The Company recorded an expense of $38,700 during the year ending January 31, 2025, in connection with the transaction. During the year ending January 31, 2025, the Company purchased 32,400 shares of treasury stock for $148,547. As of January 31, 2025, the Company held 32,400 shares of treasury stock.

(b)	On April 19, 2024, the Company completed an $8,400,000 equity financing with European investors (the “Offering”) of 2,100,000 units (“Units”), at a price of $4.00 per Unit, consisting of one share of common stock (“Shares”) and a Warrant to purchase two Shares of common stock, the Warrant having an exercise price of $6.43, are exercisable by payment of the exercise price in cash only and expire April 19, 2029, five years from the date of issuance (“Warrants”). The offering was made solely to investors residing outside the United States and was not registered under the Security Act of 1933, as amended, (the “Security Act”), or the security law of any jurisdiction, including outside the United States, but was made privately by the Company pursuant to the exemptions from registration provided in the SEC’s Regulation S and other exemptions under the Securities Act.

(c)	On May 15, 2024, the Company agreed to convert $300,000 of debt and $4,922 of accrued interest under the Credit Line Note agreement. The conversion was made pursuant to the terms of a Conversion Agreement, which provided the conversion of the debt and accrued interest. The Company issued 76,230 shares of common stock and 152,460 warrants exercisable at $6.43 per share resulting in a loss on settlement of $368,036.

(d)	On June 5, 2024, the Company’s Chief Financial exercised 87,500 warrants as a cashless conversion and the Company issued 60,085 shares of common stock.

(e)	During the year ending January 31, 2025, the Company received $6,591 from the exercise of warrants and issued 1,025 shares of common stock.

9.	OPTIONS and WARRANTS

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

In September 2025, the Company issued 340,393 warrants to investors for services rendered, including a director and a related party of the Company. The warrants are exercisable at a price of $6.00 per share and expire three years from the date of issuance. The Company recorded a non-cash expense of $1,250,264 during the year ended January 31, 2026.

The Company used the Black Scholes valuation model to record fair value of the warrants issued during the year ending January 31, 2026. The valuation model used a dividend rate of 0%; expected terms of 2.5 years; volatility rates of 105%; and risk-free rate of 4%.

The following table summarizes the changes in the outstanding warrants and the related price of the shares of the common stock issued to non-employees of the Company during the years ended January 31, 2026 and 2025.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2024	1,283,038	$5.88	2.97 years	$-

Granted	4,402,460	6.40	4.72 years	-

Expired/Cancelled	(50,000)	4.00	-	-

Exercised	(88,525)	1.98	-	-

Outstanding, January 31, 2025	5,546,973	5.89	3.68 years	-

Granted	340,393	6.00	-	-

Expired/Cancelled	-	-	-	-

Exercised	(982,010)	6.16	-	-

Outstanding- January 31, 2026	4,905,356	$6.39	2.82 years	$23,700

Exercisable - January 31, 2026	4,905,356	$6.39	2.82 years	$23,700

The following table summarizes additional information relating to the warrants outstanding as of January 31, 2026:

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Exercise Price for Shares Outstanding	Number Exercisable	Exercise Price for Shares Exercisable	Intrinsic Value
$4.00	30,000	2.10	$4.00	30,000	$4.00	$23,700
$6.00	340,393	4.61	$6.00	340,393	$6.00	$-
$6.43	4,509,963	2.69	$6.43	4,509,953	$6.43	$-
$7.50	25,000	1.77	$7.50	25,000	$7.50	$-
	4,905,356		$6.39	4,905,346	$6.39	$23,700

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

On March 20, 2024, our Board of Directors adopted an amendment to the Company’s Employee Stock Option Plan (the “Plan”) increasing the number of shares of common stock subject to the Plan (as of March 20, 2024, 875,000 shares) to 1,400,000 shares (the “Amendment”). The Company submitted the Amendment to the Plan to our stockholders for adoption and approval at the 2025 Annual Meeting. The Amendment was approved by the stockholders on January 23, 2025. As of January 31, 2026, with the February 1, 2025, automatic issuance of shares available under the Plan, 56,082 shares remain available for issuance of options under the Plan.

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

During the year ending January 31, 2026, 454,834 options to purchase shares of the Company’s common stock were issued to executive officers and employees at prices of $5.47- $6.85 per share. The options vest immediately and expire three years from the date of issuance. The fair value of the options issued amounted to $1,383,732 and were recorded during the year ending January 31, 2026. The Company used the Black Scholes valuation model to record the fair value. The valuation model used a dividend rate of 0%; expected term of 1.5 years; volatility rate of 96.55%-108.35%; and a risk-free rate of 3.65%-3.91%.

The following table summarizes the changes in outstanding options and the related price of the shares of the Company’s common stock issued to employees of the Company. See Note 7 for the issuance of related party options.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2024	874,835	$3.23	2.31 years

Granted	689,584	4.40	1.93 years	-

Expired/Cancelled	(190,751)	-	-

Exercised	-	-	-

Outstanding, January 31, 2025	1,373,668	3.23	1.90 years

Granted	454,834	6.35	-

Expired/Cancelled	(234,584)	-	-

Exercised	(160,055)	1.46	-

Outstanding- January 31, 2026	1,433,863	$4.57	1.63 years	$1,719,313

Exercisable - January 31, 2026	1,433,863	$4.57	1.63 years	$1,719,313

The following table summarizes additional information relating to the options outstanding as of January 31, 2026.

Range of Exercise Prices	Number Outstanding	Weighted Average Life (Years)	Weighted Average Exercise Price for Shares Outstanding	Number Exercisable	Weighted Average Exercise Price for Shares Exercisable	Intrinsic Value

$1.93	206,945	0.73	$1.93	206,945	$1.93	$591,863
$2.12	70,000	0.73	$2.12	70,000	$2.12	$186,900
$2.37	182,500	1.13	$2.37	182,500	$2.37	$441,650
$2.61	170,000	1.13	$2.61	170,000	$2.61	$370,600
$2.65	20,000	0.63	$2.65	20,000	$2.65	$42,800
$2.75	30,000	1.00	$2.75	30,000	$2.75	$61,200
$3.98	30,000	0.00	$3.98	30,000	$3.98	$24,300
$5.47	45,667	2.99	$5.47	45,667	$5.47	$-
$5.99	30,000	1.41	$5.99	30,000	$5.99	$-
$6.22	260,833	2.55	$6.22	260,833	$6.22	$-
$6.84	108,334	2.55	$6.84	108,334	$6.84	$-
$6.85	40,000	2.53	$6.85	40,000	$6.85	$-
$7.34	180,918	1.99	$7.34	180,918	$7.34	$-
$8.07	58,666	1.98	$8.07	58,666	$8.07	$-

	1,433,863	1.63	$4.57	1,433,863	$4.57	$1,719,313

10.	SEGMENT REPORTING

We organize and manage our business by the following two segments which meet the definition of reportable segments under ASC 280-10, Segment Reporting: Sales of Goods and Services. These segments are based on the customer type of products or services provided and are the same as our business units. Separate financial information is available and regularly reviewed by our chief operating decision maker (“CODM”), who is our chief executive officer, in making resource allocation decisions for our segments. Our CODM evaluates segment performance to the GAAP measure of gross profit.

	Years Ending
	January 31,
	2026	2025
Net Sales
Pocono Pharmaceuticals	$2,036,651	$2,139,537
4P Therapeutics	-	-
	2,036,651	2,139,537
Gross Profit
Pocono Pharmaceuticals	566,308	743,317
4P Therapeutics	-	-
	566,308	743,317

Operating Expense
Selling, general and administrative - Pocono Pharmaceuticals	594,676	661,805
Selling, general and administrative - 4P Therapeutics	218,003	136,294
Selling, general and administrative - Corporate	6,180,461	3,515,711
Goodwill and intangibles impairment	-	3,595,216
Research and development - 4P Therapeutics	1,891,129	3,119,134
	8,884,269	11,028,160

Depreciation and Amortization
Pocono Pharmaceuticals	$156,727	$235,941
Corporate	-	12,043
4P Therapeutics	37,070	37,070
	$193,797	$285,054

The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere.

	Years Ending
	January 31,
	2026	2025
Net Sales
United States	$2,029,021	$2,139,537
Outside the United States	7,630	-
	$2,036,651	$2,139,537

Property and equipment, not of accumulated depreciation
United States	$567,255	$695,063
Outside of the United States	-	-
	$567,255	$695,063

Assets
Corporate	$4,437,703	$4,205,577
Pocono Pharmaceuticals	1,815,731	1,404,285
4P Therapeutics	1,294,501	1,859,793
	$7,547,935	$7,469,655

11.	COMMITMENTS AND CONTINGENCIES

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

Kindeva Drug Delivery Agreement

On January 4, 2024, the Company signed a commercial development and clinical supply agreement for their lead product, Aversa Fentanyl, with Kindeva Drug Delivery, L.P. (“Kindeva”). Under this agreement, Kindeva will perform commercial manufacturing process development, manufacturing of clinical supplies for the human abuse liability clinical study, and development of chemistry, manufacturing and controls (CMC) information required by the FDA in support of a New Drug Application (“NDA”). As of January 31, 2026, the Company has incurred expenses of $4.7 million under this agreement. The Company expects approximately $3.2 million to complete the development. On February 4, 2025, the agreement was amended to reduce the hourly rate for the labor on the project in exchange for a milestone payment payable upon FDA approval. Under the amended agreement, the remaining budget as of January 31, 2026, through NDA submission for the current workplan was reduced to $2.5 million. The amended agreement also includes a milestone payment of $3.0 million to be paid to Kindeva when the Company receives FDA approval.

Lease Agreement

On February 1, 2022, Pocono Pharmaceuticals entered into a lease agreement with Geometric Group, LLC for 12,000 square feet of warehouse space currently occupied by Active Intelligence. The monthly rental is $3,000 and the lease expired on January 31, 2025. On February 1, 2025, the lease has been extended for an additional three years at the same monthly rental.

Sorrento Therapeutics, Inc. Agreement

On July 25, 2023, 4P Therapeutics assigned its claim under the bankruptcy proceedings from Sorrento Therapeutics Inc. and received proceeds of $106,528. The amount due under the claim was $118,675 and 4P Therapeutics recorded a reserve for bad debts of $118,675 during the year ended January 31, 2024. Under the agreement with the buyer of the claim, 4P Therapeutics will make proportional restitution and/or repayment of the purchase amount to the extent the claim is disallowed, reduced or not paid at the same time or distribution rate as other general unsecured claims against the Debtor are paid. The Company has recorded the amount of the proceeds as a secured loan payable to the factor as of January 31, 2026.

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

12.	SUBSEQUENT EVENTS

(a)	On February 13, 2026, the Company’s Board of Directors approved the termination immediately of the Company’s agreement for the sale of its subsidiary, Pocono Pharmaceuticals, Inc., to Earth Vision Bio Inc., due to the purchaser’s failure to pay applicable late fees under the purchase agreement for their not closing on the December 31, 2025 closing date under the purchase agreement. The Company received $30,000 in late fees but have not received any further payments since January 21, 2026. The contract was agreed upon in December 2025 for a total purchase price of $5 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of January 31, 2026, the end of the period covered by this annual report. The disclosure controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who are two of our three full-time employees. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function, our very limited staff, and our acquisition of 4P Therapeutics and Pocono Coated Products, which are principally responsible for our business operations and were privately owned when we acquired them, were not effective as of January 31, 2026, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2026. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of January 31, 2026, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements, (iii) a lack of segregation of duties within accounting functions, (iv) inadequate monitoring review controls in accounting for complex transactions. Therefore, our internal controls over financial reporting were not effective as of January 31, 2026.

Management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel, excessive reliance on third party consultants for accounting, financial reporting and related activities, and the lack of any separation of duties. The Company has established additional monitoring controls over the financial statements. We have also improved our internal controls to provide for a detailed accounting review of all revenue items, and accounts receivable and payable transactions in connection with the entry and categorization of each transaction in the preparation of the Company’s financial statements. As a result of these improvements, we are confident our financial statements as of January 31, 2026 and for the two years then ended, fairly present in all material respects our financial condition and results of operations for all that reporting period covered by this report.

Changes in Internal Control over Financial Reporting.

During the year ended January 31, 2026, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Set forth below are the name, age, position of and biographical information about each nominee, all of whom are currently directors and comprise our entire Board as of the record date.

Name	Age	Position
Gareth Sheridan	36	Chief Executive Officer and Director
Serguei Melnik	53	Chairman of the Board, President and Secretary
Sergei Glinka	60	Director
Mark Hamilton(1)(3)	41	Director
Radu Bujoreanu(1)(2)(3)	56	Director
Stefani Mancas(2)(3)	56	Director
Irina Gram(2)(1)	37	Director
Viorica Carlig(2)	50	Director
Alessandro Puddu(1)	37	Director
Gerald Goodman	78	Chief Financial Officer
Alan Smith, Ph.D.	61	Chief Operating Officer and President of 4P Therapeutics
Jeff Patrick, Pharm.D.	55	Chief Scientific Officer

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Gareth Sheridan, our founder, has been chief executive officer and director since our organization in 2016. In 2012, Mr. Sheridan founded Nutriband Ltd., an Irish company which we acquired in 2016. Mr. Sheridan was named Ireland’s ‘Young Entrepreneur of the Year’ in 2014 in the National Bank of Ireland Startup Awards for establishing Nutriband Ltd. Mr. Sheridan has further business awards from S. Dublin’s Best Young Entrepreneur and Nutriband Ltd as S. Dublin’s Best Startup Company. Mr. Sheridan has also worked as a Business Mentor with 100 Minds, a social enterprise founded in 2013, that brings together some of Ireland’s top college students and connects them with one cause to achieve large charitable goals in a short space of time. Mr. Sheridan is also a past Nissan Generation Next Ambassador, receiving the acknowledgement in 2015 by Nissan Ireland as one of Ireland’s future generational leaders. In 2019 Mr. Sheridan served on the Board of the St. James Hospital foundation, the charitable foundation for Ireland’s largest public hospital. Mr. Sheridan received a B.Sc. in Business and Management from Dublin Institute of Technology in 2012 where he concentrated on international economics, venture creation and entrepreneurship.

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

Mark Hamilton, an independent director since July 2018, is an experienced director-level professional who joined global consulting firm, Korn Ferry, in 2020 as a Managing Consultant. Prior to moving into organizational consulting, Mark qualified as a Chartered Accountant in global advisory firm, BDO, where he spent 12 years advising some of Ireland’s most successful businesses. His work originated in corporate finance/corporate recovery and more recently, he spent 5 years leading BDO’s client management and sales function, as Head of Business Development.

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

Dr. Stefani Mancas graduated Summa cum Laude from the Military Navy College in Constanta, Romania. After attending the faculty of Cybernetics from the Academy of Economic Studies in Bucharest, Stefani transferred to University of Central Florida, and graduated with a dual B.Sc. in Mathematics/Aerospace Engineering, a master’s degree in applied mathematics, and a Ph.D. in mathematical sciences from the Department of Mathematics. The Ph.D. dissertation topic was “Dissipative solitons in the cubic-quintic complex Ginzburg-Landau equation: Bifurcations and Spatiotemporal Structure”, for which Stefani received the UCF Outstanding Dissertation Award.

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

Irina Gram was elected as a director of the Company at the January 21, 2022 stockholders meeting. Irina is a Senior Financial Analyst at Thales IFEC, Melbourne, Florida. There she is responsible for financial planning, analysis and risk and opportunities reviews of multiple development and customer programs. From 2016 to 2017, she was a Project Engineering Coordinator at Thales IFEC, where she executed budgeting and forecasting activities with a specialized focus on SFRD spending, interfaced with engineering team to monitor and report the performance of the financial impact of projects.

Alessandro Puddu, age 37, is an Italian Chartered Accountant and Statutory Auditor with a practice of audit, corporate advisory and financial reporting for industrial groups and listed companies. He advises companies on tax and corporate matters, company valuations, extraordinary corporate transactions and IAS/IFRS reporting, including consolidated financial statements. At the beginning of his career, he worked at PricewaterhouseCoopers as a Senior Auditor, reviewing Italian and multinational companies operating in various industrial sectors and is enrolled in the Italian Register of Chartered Accountants (Dottori Commercialisti), the Register of Statutory Auditors held by the Italian Ministry of Economy and Finance, and the Register of Crisis & Insolvency Practitioners, and he has a Master’s Degree in Economics and Management.

Viorica Carlig, age 50, has been the manager of TII Jet Services LDA, an aircraft service company, and has professional management experience for a substantial period in the management and growth of companies in the aircraft industry and as well in the industry’s regulatory compliance requirements. She received Ph.D. in Economics in 1999, and a Masters Degree in Business Administration from the Bucharest Academy of Economic Studies in 2006 and 1999, respectively. She further received Bachelor Degrees in Law and Commerce from the University of Bucharest and the Bucharest Academy of Economic Studies, in 2002 and 1998, respectively.

Gerald Goodman has been our chief accounting officer since July 31, 2018, and was elected our Chief Financial Officer on November 12, 2020.. Mr. Goodman is a certified public accountant and, since 2014, has practiced with his own firm, Gerald Goodman CPA P.C. From January 1, 2010 until December 31, 2014, Mr. Goodman practiced with Madsen & Associates, CPA’s Inc., Murray, Utah, and was a non-equity partner and managed the firm’s SEC practice. Mr. Goodman is a director of Lifestyle Medical Network, Inc., which provides management services to healthcare providers. From 1971 to 2010, Mr. Goodman was a partner in the accounting firm of Wiener, Goodman & Company P.C. Mr. Goodman is a 1970 graduate of Pennsylvania State University where he received a B.S. Degree in Accounting.

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

Meetings

Our Board of Directors held three meetings and acted by written consent eight times during fiscal 2026.

Committees of the Board of Directors

The board of directors has created three committees — the audit committee, the compensation committee and the nominating and corporate governance committee. Each of the committees has a charter which meets the Nasdaq Stock Market requirements and is composed of three independent directors.

Audit Committee

The audit committee is comprised of Mr. Hamilton, as chairman, Mr. Bujoreanu, Irina Gram and Alessandro Puddu. We believe that Mark Hamilton qualifies as an “audit committee financial expert” under the rules of the Nasdaq Stock Market. The audit committee oversees, reviews, acts on and reports on various auditing and accounting matters to the board, including: the selection of our independent accountants, the scope of our annual audits, fees to be paid to the independent accountants, the performance of our independent accountants and our accounting practices, all as set forth in our audit committee charter. The Audit Committee met four times in fiscal 2026.

Compensation Committee

The compensation committee is comprised of Irina Gram, Chairperson, Mr. Bujoreanu, Dr. Mancas and Ms. Carlig. The compensation committee oversees the compensation of our chief executive officer and our other executive officers and reviews our overall compensation policies for employees generally as set forth in the audit committee charter. If so authorized by the board, the compensation committee may also serve as the granting and administrative committee under any option or other equity-based compensation plans which we may adopt. The compensation committee will not delegate its authority to fix compensation; however, as to officers who report to the chief executive officer, the compensation committee will consult with the chief executive officer, who may make recommendations to the compensation committee. Any recommendations by the chief executive officer are accompanied by an analysis of the basis for the recommendations. The committee will also discuss with the chief executive officer and other responsible officers the compensation policies for employees who are not officers. The compensation committee has the responsibilities and authority relating to the retention, compensation, oversight and funding of compensation consultants, legal counsel and other compensation advisers. The compensation committee members will consider the independence of such advisors before selecting or receiving advice from such advisors. The compensation committee met three times in fiscal 2026.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee, which is comprised of Dr. Mancas, Mark Hamilton and Mr. Bujoreanu, will identify, evaluate and recommend qualified nominees to serve on our board; develop and oversee our internal corporate governance processes, and maintain a management succession plan. The nominating and corporate governance committee met two times in fiscal 2026.

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

Independent Directors

Seven of our directors, Mark Hamilton, Radu Bujoreanu, Stefani Mancas, Irina Gram, Sergei Glinka, Viorica Carlig and Alessandro Puddu are independent directors based on the NASDAQ definition of independent director.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than ten percent of our Common Stock, to file reports of ownership and changes of ownership of such securities with the SEC. Dr. Smith, Dr. Patrick, Mr. Bujoreanu, and Ms. Gram have not yet filed their Form 3 reports. Gerald Goodman, who has filed Form 5’s to catch up on the Form 3 and Form 4’s due over the past three fiscal years. Mr. Goodman, Gareth Sheridan and Serguei Melnik filed late Form 4’s with respect to Form 4’s required to be filed for stock option compensation issuances for fiscal 2026. No other officer or director has filed any ownership reports.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The table below shows the compensation for services in all capacities we paid during the years ended January 31, 2026 and 2025 to the individuals serving as our principal executive officers during the last completed fiscal year and our other two most highly paid executive officers at the end of the last completed fiscal year (whom we refer to collectively as our “named executive officers”);

Name and Principal Position	Year	Salary $	Bonus Awards $	Stock Awards $	Option/ Awards(1) $	Incentive Plan Compensation $	Nonqualified Deferred Earnings $	All Other Compensation $	Total $
Gareth Sheridan,	2026	150,000	-	-	162,718	-	-	392,107	704,825
CEO(1)	2025	150,000	-	-	203,368	-	-	5,000	358,368

Serguei Melnik	2026	150,000	-	-	162,718	-	-	392,107	704,825
President	2025	150,000	-	-	203,368	-	-	5,000	358,368

Gerald Goodman	2026	110,000	-	-	136,672	-	-	37,671	284,343
Chief Financial Officer	2025	110,000	-	-	147,584	-	-	5,000	262,584

Alan Smith	2026	154,000	-	-	141,930	-	-	7,673	303,603
Chief Operating Officer	2025	154,000	-	-	142,004	-	-	5,000	301,004

(1)

Directors Compensation

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation’ ($) (e)	Change in Pension Value and NonQualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Totals $ (h)
Mark Hamilton	5,000	-	53,618	-	-	-	58,618
Radu Bujoreanu	5,000	-	59,926	-	-	-	64,926
Stefani Mancas	5,000	-	53,618	-	-	-	58,618
Irina Gram	5,000	-	53,618	-	-	-	58,618
Sergei Glinka	-	-	125,404	-	-	-	125,404

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

Each of the Employment Agreements contains similar provisions for discharge for “cause”, including breach of the Employment Agreement or specified detrimental conduct by the employee, in which cases accrued compensation would payable as provided in the Employment Agreements. The Agreements also provide for termination by the executives for “good reason”, comprising events such as breach of the Agreement by the Company, assignment of duties inconsistent with the Executive’s position, or in the event of a change in control of the Company. In the event of a termination by the Company without cause, or by the executive for “good reason”, the Company is required to pay to the Executive in a lump sum in cash within 30 days after the date of termination the aggregate of the following amounts:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table provides information concerning the beneficial ownership of the Company’s common Stock by each director, certain executive officers, by all directors and officers of the Company as a group as of April 28, 2026 In addition, the table provides information concerning the current beneficial owners, if any, known to the Company to hold more than five percent (5%) of the outstanding common stock of the Company.

The amounts and percentage of stock beneficially owned are reported based on regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after April 28, 2026. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities in which he has no economic interest. The percentage of common stock beneficially owned is based on 12.155,983 shares of common stock outstanding as of April 28, 2026.

NAME	DIRECT	TOTAL DERIVATIVE	TOTAL BENEFICIAL	PERCENT OF O/T
Gareth Sheridan*	1,510,000	251,000	1,761,000	14.19%
Serguei Melnik*(1)	839,001	156,000	995,001	8.08%
Stefani Mancas*	17,000	40,083	57,083	0.47%
Mark Hamilton*	13,959	43,000	56,959	0.47%
Radu Bujoreanu	15,750	44,833	60,583	0.50%
Irina Gram*	1,167	26,500	27,667	0.23%
Jeff Patrick*	36,612	277,667	284,279	2.53%
Alan Smith*	36,908	172,667	209,575	1.70%
Gerald Goodman*(2)	86,335	185,500	271,835	2.20%
Viorica Carlig*	20,000	-	20,000	0.16%
Allesandro Puddu*	-	-	-	0.00%
Sergei Glinka (4)	1,119,041	1,529,706	2,648,288	19.35%
All Officers and Directors	3,695,773	2,726,456	6,422,229	49.88%

Vitalie Botgros (3)	3,210,537	2,018,228	5,228,865	36.89%

*	The address for each director and officer or consultant is c/o Nutriband, Inc., 121 South Orange Ave., Suite 1500, Orlando, FL 32801.

(1)	Includes 28,167 shares owned by Mr. Melnik’s wife, as to which Mr. Melnik disclaims beneficial ownership, and 50,000 shares held under the UGMA for the benefit of his minor children.

(2)	Gerald Goodman holds 86,335 shares directly and has been granted three-year options under the Company’s 2021 Employee Stock Option Plan to purchase an aggregate of 185,500 shares of common stock at exercise prices ranging from $1.93 per share to $7.34 per share.

(3)

Mr. Vitalie Botgros, to the knowledge of the Company based on a his Schedule 13-D filing on September 19, 2024, and further information provided by Mr. Botgros, is the ultimate beneficial owner of 1,699,945 shares of common stock held by TII Jet Services Ltd., a Portugal corporation; Nociata Holding Limited, a Cyprus company; and Kindy Services Ltd., a British Virgin Islands company, all owned 100% Mr. Botgros. Mr. Botgros’ address is. Amathountos, 101 CORAL BEACH ESTATE, BL.B, Flat/Office 25 4533, LIMASSOL, CYPRUS.

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

Changes in Control

We are unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of our company.

To our knowledge, all beneficial owners named in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Independent Directors

Seven of our directors, Sergei Glinka, Mark Hamilton, Radu Bujoreanu, Stefani Mancas, Irina Gram, Viorica Carlig and Alessandro Puddu are independent based on the NASDAQ definition of an independent director.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name (a)	Number of Shares of Common Stock Underlying Unexercised Options Exercisable (#) (b)	Number of Securities Underlying Unexercised Options Unexercisable (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Options Exercise Price ($) (e)	Options Expiration Date ($) (f)	Number of Shares or Units of Stock that Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That ($) (j)
Gareth Sheridan, CEO	70,000	—	—	$2.12	26-Oct-26	—	—	—	—
	97,500	—	—	$2.62	19-Mar-27	—	—	—	—
	29,333	—	—	$8.07	23-Jan-28	—	—	—	—
	54,167	—	—	$6.84	20-Aug-28	—	—	—	—
Serguei Melnik, President	72,500	—	—	$2.62	19-Mar-27	—	—	—	—
	29,333	—	—	$8.07	23-Jan-28	—	—	—	—
	54,167	—	—	$6.84	20-Aug-28	—	—	—	—
Alan Smith, COO	40,000	—	—	$1.93	26-Oct-26	—	—	—	—
	70,000	—	—	$2.37	19-Mar-27	—	—	—	—
	17,667	—	—	$7.34	23-Jan-28	—	—	—	—
	45,000	—	—	$6.22	20-Aug-28	—	—	—	—
Gerald Goodman, CFO	49,500	—	—	$1.93	26-Oct-26	—	—	—	—
	75,000	—	—	$2.37	19-Mar-27	—	—	—	—
	17,667	—	—	$7.34	23-Jan-28	—	—	—	—
	43,333	—	—	$6.22	20-Aug-28	—	—	—	—

Date of Grant	Title and Amount	Option Holder	Title	Exercise Price
01/28/2026	Option to purchase 45,667 shares of common stock	Sergei Glinka	Director	$5.47 per share/NA

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants, Sadler, Gibb & Associates LLC, for each of our last two years for the categories of services indicated.

	Year Ended January 31
	2026	2025
Audit fees	$131,813	$136,160

	-	-
All other fees	$-	$-

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

PART IV

ITEM 15 Exhibits.

Exhibit
Number	Description
1.1	[Reserved]
3.1A	Articles of Incorporation.(1)
3.1B	Amendment to Articles of Incorporation, filed May 12, 2016.(1)
3.1	Certificate of Amendment filed January 21, 2020. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 27, 2020).
3.1C	Certificate of Change, filed with the Nevada Secretary of State on August 4, 2022.(13)
3.1D	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on July 16, 2025.(21)
3.2	By-laws(1)
3.2B	Amended and Restated By-Laws adopted January 21, 2022.(12)
4.3	Securities purchase agreement dated October 29, 2019 among the Company, Jefferson Street Capital LLC and Platinum Point Capital LLC(6)
4.4	Form of convertible 6% promissory note issued pursuant to Exhibit 4.3 (6)
4.10	Form of Common Stock Purchase Warrant issued to Platinum Point Capital LLC and Jefferson Street Capital LLC(6)
4.14†	2021 Employee Stock Option Plan.(11)
4.15†	Form of Stock Option Grant Notice.(11)
4.16	Form of Common Stock Purchase Warrant issued in the Company’s initial public offering in 2021(9)
4.17	Form of Warrant issued to the Representative.(14)
4.18†	2024 Amended and Restated Stock Option Plan, adopted March 20, 2024.(15)
4.19	Form of Common Stock Purchase Warrant issued in 2024 Equity Financi1ng (18)
5.1	[Reserved]
10.1	Share exchange agreement dated January 15, 2016 by and among the Company, Nutriband Limited, an Ireland corporation, and Gareth Sheridan and/or his nominee(1)
10.4	Acquisition agreement dated April 5, 2018 between the Company and 4P Therapeutics LLC.(3)
10.5†	Form of agreement with independent directors.(4)
10.6	Exclusive master distribution agreement dated April 13, 2018 between the Company and EMI-Korea (Best Choice), Inc.(4)
10.15†	Employment Agreement, dated April 23, 2019, between Gareth Sheridan and the Company.(5)
10.16†	Employment Agreement, dated April 23, 2019, between Serguei Melnik and the Company.(5)
10.17†	Employment Agreement, dated February 19, 2019, between Jeffrey Patrick and the Company.(5)
10.18†	Employment Agreement, dated January 1, 2018, between Sean Gallagher and the Company.(5)
10.19	Purchase Agreement, dated August 31, 2020, by and among the Company and Pocono Coated Products, LLC.(7)

10.20	Security Agreement, between the Company and Pocono Coated Products, LLC.(7)
10.21	Promissory Note Issued by the Company on August 31, 2020 to Pocono Coated Products, LLC.(7)
10.22	License Agreement, dated December 9, 2020, between the Company and Rambam Med-Tech Ltd.(8)
10.23	Distribution Agreement, dated March 26, 2021, between the Company and BPM Inno Ltd.(8)
10.24	Stock Purchase Agreement, dated December 7, 2020, between the Company and BPM Inno Ltd.(8)
10.25	Amendment No. 1 to Purchase Agreement, dated August 31, 2020, by and among the Company and Pocono Coated Products, LLC(8a)
10.26	Services Agreement dated October 4, 2021, between Active Intelligence, LLC and Diomics Corporation.(10)
10.27†	Employment Agreement effective February 1, 2022, between the Company and Gareth Sheridan.(12)
10.28†	Employment Agreement effective February 1, 2022, between the Company and Serguei Melnik.(12)
10.29†	Employment Agreement effective February 1, 2022, between the Company and Gerald Goodman.(12)
10.30	Creditline Promissory Note, dated July 13, 2023. (16)
10.31	Conversion Agreement, dated December 19, 2023.(17)
10.32	Form of Subscription Agreement for April 19, 2024 Equity Financing (19)
10.33	Form of Note Conversion Agreement dated May 13, 2024[20]
10.35	Commercial Development and Clinical Supply Agreement (“Agreement”), made on January 4, 2023, between Kindeva Drug Delivery, L.P. and 4P Therapeutics, LLC., filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 28, 2025.
10.36	Amendment No. 1, dated as of February 4, 2025, to the Commercial Development and Clinical Supply Agreement, by and between Kindeva Drug Delivery L.P. and 4P Therapeutics, LLC., filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 28, 2025.
21.1	List of Subsidiaries of Nutriband Inc.(14)
23.1	[Reserved]
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley.*
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
107	Filing Fee Table

*	Filed herewith.

†	Executive compensation plan or arrangement.

(1)	Filed as exhibit to the Company’s registration statement on Form 10, which was filed with the Commission on June 2, 2016, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on January 27, 2020 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on April 10, 2018 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s annual report on Form 10-K for the year ended January 3, 2019 which was filed with the Commission on April 19, 2019, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-1/A, which was filed with the Commission on May 19, 2020, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on November 4, 2019, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on September 4, 2020, and incorporated herein by reference.

(8)	Filed as exhibits to the Company’s report on Form 8-K, which was filed with the Commission on March 11, 2021, and incorporated herein by reference.

(8a)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on September 1, 2021, and incorporated herein by reference.

(9)	Filed as Exhibit 4.12 to Amendment 2 to the Company’s Registration Statement on Form S-1, which was filed with the Commission on October 1, 2021.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on October 12, 2021, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, which was filed with the Commission on November 5, 2021, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K, which was filed with the Commission on January 27, 2022, and incorporated herein by reference.

(13)	Filed as Exhibit 3.1C to the Company’s Current Report on Form 8-K, which was filed with the Commission on August 10, 2022, and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, which was filed with the Commission on June 26, 2023, and incorporated herein by reference

(15)	Filed as Exhibit 4.16 to the Company’s Amendment No. to its Current Report on Form 8-K, which was filed with the Commission on March 28, 2024 and incorporated herein by reference.

(16)	Filed as Exhibit 10.30 to the Company’s Current Report on Form 8-K, which was filed with the Commission on July 14, 2023.

(17)	Filed as Exhibit No. 10.31 to the Company’s Current Report on Form 8-K, which was filed with the Commission on December 29, 2023.

(18)	Filed as Exhibit No. 4.19 to the Company’s Current Report on Form 8-K, which was filed with the Commission on April 23, 2024.

(19)	Filed as Exhibit No. 10.32 to the Company’s Current Report on Form 8-K, which was filed with the Commission on April 23, 2024.

(20)	Filed as Exhibit No. 10.33 to the Company’s Current Report on Form 8-K, which was filed with the Commission on May 21, 2024.

(21)	Filed as Exhibit 3.1D to the Company’s Current Report on form 8-K, filed with the Commission on July 14, 2025.

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

Date: April 29, 2026

NUTRIBAND INC.

By:	/s/ Gareth Sheridan
Gareth Sheridan
Chief Executive Officer

By:	/s/ Gerald Goodman
Gerald Goodman
Chief Financial Officer (Principal Financial and Accounting Officer)

Signature	Title	Date

/s/ Gareth Sheridan	Chief Executive Officer and Director	April 29, 2026
Gareth Sheridan

/s/ Serguei Melnik	Director	April 29, 2026
Serguei Melnik

/s/ Sergei Glinka	Director	April 29, 2026
Sergei Glinka

/s/ Radu Bujoreanu	Director	April 29, 2026
Radu Bujoreanu

/s/ Mark Hamilton	Director	April 29, 2026
Mark Hamilton

/s/ Stefani Mancas	Director	April 29, 2026
Stefani Mancas

/s/ Irina Gram	Director	April 29, 2026
Irina Gram

/s/ Viorica Carlig	Director	April 29, 2026
Viorica Carlig

/s/ Alessandro Pudu	Director	April 29, 2026
Alessandro Pudu

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this Annual Reportt to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRIBAND INC.

April 29, 2026	By:	/s/ Gareth Sheridan
Gareth Sheridan, Chief Executive Officer
(Principal Executive Officer)

April 29, 2026	By:	/s/ Gerald Goodman
Gerald Goodman, Chief Financial Officer
(Principal Financial Officer)