Form 10-K/A
period 2026-01-31
NutriBand Inc.
filed 2026-05-18
CIK 1676047

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

* * *

EXPLANATORY NOTE

NUTRIBAND EXECUTIVE CLAWBACK POLICY

The Company is filing this Amendment No. 1 to its Form 10-K for the fiscal year ended January 31, 2026 (the “2026 10-K”) to file the Policy Relating to Recovery of Erroneously Awarded Compensation (the ‘Clawback Policy’) as Exhibit 97.1 to the 2026 10-K, which was omitted from the original filing. The Company adopted the Clawback Policy on January 24, 2026, in compliance with applicable NASDAQ listing standards and SEC Rule 10D-1, but failed to include the policy as an exhibit in the original filing of the 2026 10-K. This Amendment to Item 15 of the Company’s 2026 10-K does not reflect events occurring after the filing of the original  2026 10-K or modify or update the disclosure contained therein in any way other than to reflect the adoption of the Clawback Policy.

PART IV

ITEM 15 Exhibits.

Exhibit
Number	Description
1.1	[Reserved]
3.1A	Articles of Incorporation.(1)
3.1B	Amendment to Articles of Incorporation, filed May 12, 2016.(1)
3.1	Certificate of Amendment filed January 21, 2020. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 27, 2020).
3.1C	Certificate of Change, filed with the Nevada Secretary of State on August 4, 2022.(13)
3.1D	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on July 16, 2025.(21)
3.2	By-laws(1)
3.2B	Amended and Restated By-Laws adopted January 21, 2022.(12)
4.3	Securities purchase agreement dated October 29, 2019 among the Company, Jefferson Street Capital LLC and Platinum Point Capital LLC(6)
4.4	Form of convertible 6% promissory note issued pursuant to Exhibit 4.3 (6)
4.10	Form of Common Stock Purchase Warrant issued to Platinum Point Capital LLC and Jefferson Street Capital LLC(6)
4.14†	2021 Employee Stock Option Plan.(11)
4.15†	Form of Stock Option Grant Notice.(11)
4.16	Form of Common Stock Purchase Warrant issued in the Company’s initial public offering in 2021(9)
4.17	Form of Warrant issued to the Representative.(14)
4.18†	2024 Amended and Restated Stock Option Plan, adopted March 20, 2024.(15)
4.19	Form of Common Stock Purchase Warrant issued in 2024 Equity Financi1ng (18)
5.1	[Reserved]
10.1	Share exchange agreement dated January 15, 2016 by and among the Company, Nutriband Limited, an Ireland corporation, and Gareth Sheridan and/or his nominee(1)
10.4	Acquisition agreement dated April 5, 2018 between the Company and 4P Therapeutics LLC.(3)
10.5†	Form of agreement with independent directors.(4)
10.6	Exclusive master distribution agreement dated April 13, 2018 between the Company and EMI-Korea (Best Choice), Inc.(4)
10.15†	Employment Agreement, dated April 23, 2019, between Gareth Sheridan and the Company.(5)
10.16†	Employment Agreement, dated April 23, 2019, between Serguei Melnik and the Company.(5)
10.17†	Employment Agreement, dated February 19, 2019, between Jeffrey Patrick and the Company.(5)
10.18†	Employment Agreement, dated January 1, 2018, between Sean Gallagher and the Company.(5)
10.19	Purchase Agreement, dated August 31, 2020, by and among the Company and Pocono Coated Products, LLC.(7)

10.20	Security Agreement, between the Company and Pocono Coated Products, LLC.(7)
10.21	Promissory Note Issued by the Company on August 31, 2020 to Pocono Coated Products, LLC.(7)
10.22	License Agreement, dated December 9, 2020, between the Company and Rambam Med-Tech Ltd.(8)
10.23	Distribution Agreement, dated March 26, 2021, between the Company and BPM Inno Ltd.(8)
10.24	Stock Purchase Agreement, dated December 7, 2020, between the Company and BPM Inno Ltd.(8)
10.25	Amendment No. 1 to Purchase Agreement, dated August 31, 2020, by and among the Company and Pocono Coated Products, LLC(8a)
10.26	Services Agreement dated October 4, 2021, between Active Intelligence, LLC and Diomics Corporation.(10)
10.27†	Employment Agreement effective February 1, 2022, between the Company and Gareth Sheridan.(12)
10.28†	Employment Agreement effective February 1, 2022, between the Company and Serguei Melnik.(12)
10.29†	Employment Agreement effective February 1, 2022, between the Company and Gerald Goodman.(12)
10.30	Creditline Promissory Note, dated July 13, 2023. (16)
10.31	Conversion Agreement, dated December 19, 2023.(17)
10.32	Form of Subscription Agreement for April 19, 2024 Equity Financing (19)
10.33	Form of Note Conversion Agreement dated May 13, 2024[20]
10.35	Commercial Development and Clinical Supply Agreement (“Agreement”), made on January 4, 2023, between Kindeva Drug Delivery, L.P. and 4P Therapeutics, LLC., filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 28, 2025.
10.36	Amendment No. 1, dated as of February 4, 2025, to the Commercial Development and Clinical Supply Agreement, by and between Kindeva Drug Delivery L.P. and 4P Therapeutics, LLC., filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 28, 2025.
21.1	List of Subsidiaries of Nutriband Inc.(14)
23.1	[Reserved]
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley.*
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley.*
97.1	Executive Compensation Clawback Policy†*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
107	Filing Fee Table

*	Filed herewith.

†	Executive compensation plan or arrangement.

(1)	Filed as exhibit to the Company’s registration statement on Form 10, which was filed with the Commission on June 2, 2016, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on January 27, 2020 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on April 10, 2018 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s annual report on Form 10-K for the year ended January 3, 2019 which was filed with the Commission on April 19, 2019, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-1/A, which was filed with the Commission on May 19, 2020, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on November 4, 2019, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on September 4, 2020, and incorporated herein by reference.

(8)	Filed as exhibits to the Company’s report on Form 8-K, which was filed with the Commission on March 11, 2021, and incorporated herein by reference.

(8a)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the Commission on September 1, 2021, and incorporated herein by reference.

(9)	Filed as Exhibit 4.12 to Amendment 2 to the Company’s Registration Statement on Form S-1, which was filed with the Commission on October 1, 2021.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on October 12, 2021, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, which was filed with the Commission on November 5, 2021, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K, which was filed with the Commission on January 27, 2022, and incorporated herein by reference.

(13)	Filed as Exhibit 3.1C to the Company’s Current Report on Form 8-K, which was filed with the Commission on August 10, 2022, and incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 18, 2026

NUTRIBAND INC.

By:	/s/ Gareth Sheridan
Gareth Sheridan
Chief Executive Officer

By:	/s/ Gerald Goodman
Gerald Goodman
Chief Financial Officer (Principal Financial and Accounting Officer)

Signature	Title	Date

/s/ Gareth Sheridan	Chief Executive Officer and Director	May 18, 2026
Gareth Sheridan

/s/ Serguei Melnik	Director	May 18, 2026
Serguei Melnik

Director
Sergei Glinka

/s/ Radu Bujoreanu	Director	May 18, 2026
Radu Bujoreanu

/s/ Mark Hamilton	Director	May 18, 2026
Mark Hamilton

/s/ Stefani Mancas	Director	May 18, 2026
Stefani Mancas

/s/ Irina Gram	Director	May 18, 2026
Irina Gram

Director
Viorica Carlig

Director
Alessandro Pudu