Form 10-Q
period 2026-04-30
NutriBand Inc.
filed 2026-06-11
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, was 12,155,983 shares as of June 11, 2026

NUTRIBAND INC.

i

NUTRIBAND INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the three months ended April 30, 2026 and 2025, are not necessarily indicative of the results for the entire fiscal year or for any other period.

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
	2026	2026
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,006,184	$4,574,857
Accounts receivable-net	2,632	118,404
Inventory-net	121,494	117,987
Prepaid expenses	245,952	177,470
Total Current Assets	4,376,262	4,988,718

PROPERTY & EQUIPMENT-net	548,244	567,255

OTHER ASSETS:
Goodwill	1,719,535	1,719,535
Operating lease right of use asset	63,000	72,000
Intangible assets-net	185,261	200,427

TOTAL ASSETS	$6,892,302	$7,547,935

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$639,192	$502,654
Deferred revenue	30,406	120,303
Operating lease liability-current portion	33,201	32,453
Notes payable-current portion	129,338	128,871
Total Current Liabilities	832,137	784,281

LONG-TERM LIABILITIES:
Note payable-net of current portion	29,825	35,861
Operating lease liability-net of current portion	40,350	48,305
Total Liabilities	902,312	868,447

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 3,008,643 and 3,008,643 issued and outstanding as of April 30, 2026 and January 31,2026, respectively	3,009	3,009
Common stock, $.001 par value, 291,666,666 shares authorized, 12,174,883 and 12,174,883 shares issued as of April 30,2026 and January 31,2026, respectively, 12,155,983 and 12,155,983 shares outstanding as of April 30, 2026 and January 31, 2026, respectively	12,156	12,156
Additional paid-in-capital	53,996,205	53,443,747
Accumulated other comprehensive loss	(304)	(304)
Treasury stock, 18,900 and 18,900 shares at cost, as of April 30, 2026 and January 31, 2026, respectively	(86,852)	(86,852)
Accumulated deficit	(47,934,224)	(46,692,268)
Total Stockholders’ Equity	5,989,990	6,679,488

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,892,302	$7,547,935

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	April 30,
	2026	2025

Revenue	$433,399	$667,432

Costs and expenses:
Cost of revenues	236,598	415,451
Research and development	247,261	683,426
Selling, general and administrative	1,203,891	982,052
Total Costs and Expenses	1,687,750	2,080,929

Loss from operations	(1,254,351)	(1,413,497)

Other income (expense):
Other income	17,403	30,508
Interest expense	(5,008)	(5,880)
Total other income (expense)	12,395	24,628

Loss before provision for income taxes	(1,241,956)	(1,388,869)

Provision for income taxes	-	-

Net loss	$(1,241,956)	$(1,388,869)

Preferred shares dividend	-	-

Net loss available to common stockholders - basic and diluted	$(1,241,956)	$(1,388,869)

Net loss per share attributable to common stockholders - basic and diluted	$(0.10)	$(0.12)

Weighted average common shares outstanding - basic and diluted	12,155,983	11,125,800

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

Three Months Ended April 30, 2026

							Accumulated
		Common Stock		Preferred Stock		Additional	Other
		Number of		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	shares	Amount	Capital	Income(Loss)	Deficit	Stock
Balance, February 1, 2026	6,679,488	12,155,983	$12,156	3,008,643	$3,009	$53,443,747	$(304)	$(46,692,268)	$(86,852)

Warrants issued for services	552,458	-	-	-	-	552,458	-	-	-

Net loss	(1,241,956)	-	-	-	-	-	-	(1,241,956)	-

Balance, April 30, 2026	$5,989,990	12,155,983	$12,156	3,008,643	$3,009	$53,996,205	$(304)	$(47,934,224)	$(86,852)

Three Months Ended April 30, 2025

							Accumulated
		Common Stock		Preferred Stock		Additional	Other
		Number of		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	shares	Amount	Capital	Income(Loss)	Deficit	Stock
Balance, February 1, 2025	$6,428,905	11,074,810	$11,075	-	$-	$45,029,317	$(304)	$(38,462,636)	$(148,547)

Treasury stock issued for services	63,350	8,500	9	-	-	24,496	-	-	38,845

Cashless exercise of warrants	-	46,961	46	-	-	(46)	-	-	-

Net loss	(1,388,869)	-	-	-	-	-	-	(1,388,869)	-

Balance, April 30, 2025	$5,103,386	11,130,271	$11,130	-	$-	$45,053,767	$(304)	$(39,851,505)	$(109,702)

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	April 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,241,956)	$(1,388,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,177	57,480
Operating lease expense	9,000	9,000
Loss on extinguishment of debt	-	-
Goodwill and intangible impairment		-
Stock-based compensation-shares issued for services	-	63,350
Stock-based compensation-options and warrants	552,458	-
Changes in operating assets and liabilities:
Accounts receivable	115,772	(20,289)
Prepaid expenses	(68,483)	40,568
Inventories	(3,507)	(3,283)
Deferred revenue	(89,897)	(111,200)
Operating lease liability	(7,207)	(6,579)
Accounts payable and accrued expenses	136,539	22,850
Net Cash Used In Operating Activities	(563,104)	(1,336,972)

Cash flows from investing activities:
Purchase of equipment	-	(5,324)
Net Cash Used in Investing Activities	-	(5,324)

Cash flows from financing activities:
Proceeds from note payable-related party	-	-
Proceeds from the exercise of employee stock options	-
Proceeds from sale of common stock and exercise of warrants	-	-
Purchase of treasury stock		-
Payment on note payable	(5,569)	(5,324)
Net Cash Provided by Financing Activities	(5,569)	(5,324)

Net change in cash	(568,673)	(1,347,620)

Cash and cash equivalents - Beginning of period	4,574,857	4,311,719

Cash and cash equivalents - End of period	$4,006,184	$2,964,099

Supplementary information:

Cash paid for:
Interest	$1,250	$621

Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Cashless conversion of warrants	$-	$46

Measurement of operating lease right-of-use assets and liabilities	$-	$108,000

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Three Months Ended April 30, 2026 and 2025

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

Unaudited Financial Statements

The consolidated balance sheet as of April 30, 2026, and the consolidated statements of operations, stockholders’ equity and cash flows for the periods presented have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) to prepare fairly the financial position, results of operations and cash flows for all periods presented have been made. The results for the three months ending April 30, 2026, are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with consolidated financial statements and footnotes therein included in Nutriband’s Annual Report on Form 10-K for the year ending January 31, 2026.

Certain information and footnote disclosures required under generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted from these consolidated financial statements pursuant to the rules and regulations, including interim reporting requirements of the U.S. Securities and Exchange Commission (SEC”). The preparation of consolidated statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and accompanying footnotes. Actual results could differ from estimates.

The Company’s significant accounting policies are in Note 2 in the Company’s Annual Report on Form 10-K for the ending January 31, 2026. There were no significant changes to these accounting policies during the three months ending April 30, 2026.

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

As of April 30, 2026, the Company had cash and cash equivalents of $4,006,184 and working capital of $3,544,125. For the three months ended April 30, 2026, the Company incurred a net loss from operations of $1,254,351 and used cash flow from operations of $563,104. The Company has generated operating losses since its inception and has relied on sales of securities and the issuance of third-party and related-party debt to support cash flow from operations. The Company has used these proceeds to fund operations and will continue to use the funds as needed. In March 2023, the Company entered into a three-year $2,000,000 Credit Line Note facility with a related party, amended on July 17, 2023, to $5,000,000, which will permit the Company to draw down on the credit line to fund the Company’s research and development of its Aversa product. On April 19, 2024, the Company received proceeds of $8,400,000 from equity financing with European investors. During the year ended January 31, 2026, the Company received proceeds of $5,425,709 from the exercise of warrants and employee stock options.

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

Revenue Types

The following is a description of the Company’s revenue types, which include professional services and sale of goods:

•	Contract development and manufacturing services for consumer health transdermal, topical and tape products with revenues listed under sale of goods.

•	Product revenues derived from the sale of the Company’s consumer transdermal, topical and tape products with sales listed under sale of goods.

•	Contract research and development services for pharmaceutical and medical device life sciences customers with revenues listed under services.

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

The Company’s revenues include significant concentration from a limited number of customers. For the three months ended April 30, 2026, Customer A, Customer B, Customer C, and Customer D accounted for approximately 25%, 20%, 14%, and 10% of the Company’s total consolidated revenues.

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

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by type and by geographical location. See the tables:

	Three Months Ending
	April 30,
	2026	2025
Revenue by type:
Sale of goods	$433,399	$667,432
Services	-	-
Total	$433,399	$667,432

	Three Months Ending
	April 30,
	2026	2025
Revenue by geographic location:
United States	$433,399	$667,432
Foreign	-	-
Total	$433,399	$667,432

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. In connection with the Company’s acquisition of 4P Therapeutics LLC in 2018, the Company recorded Goodwill of $1,719,235. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. As of April 30, 2026 and January 31, 2026, Goodwill amounted to $1,719,535 and $1,719,535, respectively.

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

3.	PROPERTY AND EQUIPMENT

	April 30,	January 31,
	2026	2026
Lab equipment	$144,585	$144,585
Machinery and equipment	1,389,756	1,389,756
Furniture and Fixtures	19,643	19,643
Total	1,553,984	1,553,984

Less: Accumulated depreciation	(1,005,740)	(986,729)
Net Property and Equipment	$548,244	$567,255

Depreciation expenses amounted to $19,011 and $42,314 for the three months ended April 30, 2026, and 2025, respectively. During the three months ended April 30, 2026, and 2025, depreciation expenses of $15,208 and $33,851, respectively, have been allocated to the cost of goods sold.

4.	NOTES PAYABLE

Notes Payable

Active Intelligence, entered into an agreement with the Carolina Small Business Development Fund for a line of credit of $160,000 due October 16, 2028, with interest of 5% per year. The amount assumed was $139,184. The loan requires monthly payments of principal and interest of $1,697. During the three months ended April 30, 2026, the Company made $4,380 of principal payments. As of April 30, 2026, the amount due was $47,798, of which $17,973 is current. As of January 31, 2026, the amount due was $52,178.

On April 3, 2022, the Company entered into a retail installment agreement for the purchase of an automobile. The contract price was $32,274, of which $22,795 was financed. The agreement is for five years bearing interest at 2.95% per annum with payments of $410 per month. The loan is secured by automobile. As of April 30, 2026, the amount due was $4,837, all of which is current. As of January 31, 2026, the amount due was $6,026.

Note payable-related party.

On July 17, 2023, the Company entered an amended Credit Line Note agreement, for an increased $5,000,000 credit line facility to the Company entered on March 17, 2023. Outstanding advances under the Note bears interest at 7% per annum. The promissory note is due and payable in full on March 19, 2026. Interest is payable annually on December 31 of each year during the term of the note. The Company received advances of $300,000 during the nine months ended October 31, 2024. On May 15, 2024, the Company agreed to convert the $300,000 debt. The conversion was made pursuant to the terms of a Conversion Agreement, which provided the conversion of $300,000 of principal and $4,922 of accrued interest. The Company issued 76,230 shares of common stock and 152,460 warrants exercisable at $6.43 per share, resulting in a $368,036 loss on extinguishment. As of April 30, 2026 and January 31, 2026 , the balance due was $-0- and $-0-, respectively. The Company recorded interest expense of $-0- and $-0- for the three months ended April 30, 2026, and 2025, respectively.

Secured borrowing liability.

On July 19, 2023, the Company entered into an accounts receivable sale agreement for one of its subsidiaries in connection with a bankruptcy claim. The Company received $106,528 and recorded the transaction as a secured loan payable against the account receivable. The sale of the account receivable balance was to an outside third party, whereby if the bankruptcy court does not pay the balance in full, the Company will owe back the unpaid portion. The loan is classified as a current liability as the Company expects the bankruptcy will be resolved in the next twelve months. The loan bears interest at 10%. For the three months ended April 30, 2026, and 2025, the Company recorded an interest expense of $2,549 and $2,549, respectively.

Interest expenses for the three months ended April 30, 2026, and 2025, were $5,008 and $5,880, respectively.

5.	INTANGIBLE ASSETS

As of April 30, 2026 and January 31, 2026, intangible assets consisted of intellectual property and trademarks, customer base, and license agreement, net of amortization, as follows:

	April 30,	January 3,
	2026	2026
Customer base	$214,640	$214,640
Intellectual property and trademarks	623,822	623,822
Total	838,462	838,462

Less: Accumulated amortization	(653,201)	(638,035)
Net Intangible Assets	$185,261	$200,427

Amortization expenses for the three months ended April 30, 2026 and 2025 amounted to $15,166 and $113,150, respectively. There was no impairment charges during the three months ended April 30, 2026.

Total
Year Ended January 31,
2027	$45,500
2028	60,666
2029	41,736
2030	23,596
2031	13,763
$185,261

6.	RELATED PARTY TRANSACTIONS

Activity during the three months ended April 30, 2026

a)	During the three months ended April 30, 2026, a director of the Company and a related party were issued warrants to purchase 206,080 shares of common stock at an exercise price of $3.73 per share.

Activity during the three months ended April 30, 2025

a)	There were no related party transactions during the three months ended April 30, 2025.

7.	STOCKHOLDERS’ EQUITY

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

Activity during the Three Months Ended April 30, 2026

(a)	There were no stock transactions during the three months ending April 30, 2026.

Activity during the Three Months Ended April 30, 2025

(a)	As of April 30, 2025, the Company held 23,900 shares of treasury stock. On March 4, 2025, 3,500 shares of treasury stock held by the Company were issued to employees for services rendered. The Company recorded an expense of $24,360 during the three months ending April 30, 2025, in connection with the transaction.

(b)	On February 8, 2025, the Company entered into an agreement with a consultant to provide consulting services to the Company’s Board of Directors. The Company issued 5,000 shares of the Company’s common stock to the consultant, valued at $39,050 and expensed during the three months ending April 30, 2025. The shares were issued from the treasury shares held by the Company. The term of the agreement is for twelve months.

(c)	In February 2025, the Company’s outside counsel exercised 58,433 warrants as a cashless conversion and the Company issued 46,961 shares of common stock.

8.	OPTIONS and WARRANTS

Warrants

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

In March 2026, the Company issued 340,393 warrants to investors for services rendered, including a director and a related party of the Company. The warrants vested immediately and are exercisable at a price of $3.73 per share and expire three years from the date of issuance. The Company recorded a non-cash expense of $552,458 during the three months ended April 30, 2026.

The Company used the Black Scholes valuation model to record fair value of the warrants issued during the three months ending April 30, 2026. The valuation model used a dividend rate of 0%; expected terms of 1.5 years: volatility rates of 90%; and risk-free rate of 3,7%.

The following table summarizes the changes in the outstanding warrants and the related price of the shares of the common stock issued to non-employees of the Company during the years ended January 31, 2026 and 2025.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2025	5,546,973	$5.89	3.68 years	$-

Granted	340,393	6.00	3.22 years	-

Expired/Cancelled	-	-	-	-

Exercised	(982,010)	6.16	-	-

Outstanding, January 31, 2026	4,905,356	6.39	3.68 years	-

Granted	340,393	3.73	2.98 years	-

Expired/Cancelled	-	-	-	-

Exercised	-	-	-	-

Outstanding - April 30, 2026	5,245,749	$6.22	2.98 years	$47,655

Exercisable - April 30, 2026	5,245,749	$6.22	2.98 years	$47,655

The following table summarizes additional information relating to the warrants outstanding as of April 30, 2026:

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Exercise Price for Shares Outstanding	Number Exercisable	Exercise Price for Shares Exercisable	Intrinsic Value

$3.73	340,393	4.37	$3.73	340,393	$3.73	$47,655
$4.00	30,000	2.77	$4.00	30,000	$4.00	$-
$6.00	340,393	4.37	$6.00	340,393	$6.00	$-
$6.43	4,509,963	2.45	$6.43	4,509,963	$6.43	$-
$7.50	25,000	1.53	$7.50	25,000	$7.50	$-
	5,245,749		$6.39	5,245,749	$6.39	$47,655

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

During the year ending January 31, 2026, 454,814 options to purchase shares of the Company’s common stock were issued to executive officers and employees at prices of $5.47- $6.85 per share. The options vest immediately and expire three years from the date of issuance. The fair value of the options issued amounted to $1,383,732 and were recorded during the year ending January 31, 2026. The Company used the Black Scholes valuation model to record the fair value. The valuation model used a dividend rate of 0%; expected term of 1.5 years; volatility rate of 96.55%-108.35%; and a risk-free rate of 3.65%-3.91%.

The following table summarizes the changes in outstanding options and the related price of the shares of the Company’s common stock issued to employees of the Company. See Note 6 for the issuance of related party options.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2025	1,373,668	$3.23	1.90 years

Granted	454,834	6.35	1.90 years	-

Expired/Cancelled	(234,584)	-	-

Exercised	(160,055)	1.46	-

Outstanding, January 31, 2026	1,433,863	3.23	1.90 years

Granted	-	-	-

Expired/Cancelled	(30,000)	3.98	-

Exercised	-	-	-

Outstanding - April 30, 2026	1,403,863	$4.58	1.42 years	$1,069,923

Exercisable - April 30, 2026	1,403,863	$4.58	1.42 years	$1,069,923

The following table summarizes additional information relating to the options outstanding as of April 30, 2026.

Range of Exercise Prices	Number Outstanding	Weighted Average Life (Years)	Weighted Average Exercise Price for Shares Outstanding	Number Exercisable	Weighted Average Exercise Price for Shares Exercisable	Intrinsic Value

$1.93	206,945	0.49	$1.93	206,945	$1.93	$401,473
$2.12	70,000	0.49	$2.12	70,000	$2.12	$122,500
$2.37	182,500	0.88	$2.37	182,500	$2.37	$273,750
$2.61	170,000	0.88	$2.61	170,000	$2.61	$214,200
$2.65	20,000	0.39	$2.65	20,000	$2.65	$24,400
$2.75	30,000	0.76	$2.75	30,000	$2.75	$33,600
$5.47	45,667	2.75	$5.47	45,667	$5.47	$-
$5.99	30,000	1.17	$5.99	30,000	$5.99	$-
$6.22	260,833	2.31	$6.22	260,833	$6.22	$-
$6.84	108,334	2.31	$6.84	108,334	$6.84	$-
$6.85	40,000	2.29	$6.85	40,000	$6.85	$-
$7.34	180,918	1.73	$7.34	180,918	$7.34	$-
$8.07	58,666	1.73	$8.07	58,666	$8.07	$-
	1,403,863	1.42	$4.57	$1,403,863	$4.57	$1,069,923

9	SEGMENT REPORTING

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

	Three Months Ending
	April 30,
	2026	2025
Net Sales
Pocono Pharmaceuticals	$433,399	$667,432
4P Therapeutics	-	-
Total	433,399	667,432
Gross Profit
Pocono Pharmaceuticals	196,801	251,981
4P Therapeutics	-	-
Total	196,801	251,981

Operating Expense
Selling, general and administrative - Pocono Pharmaceuticals	156,788	151,528
Selling, general and administrative - 4P Therapeutics	6,483	19,999
Selling, general and administrative - Corporate	1,049,734	810,525
Goodwill and intangibles impairment	-	-
Research and development - 4P Therapeutics	238,229	683,426
Total	1,451,234	1,665,478

Depreciation and Amortization
Pocono Pharmaceuticals	$24,910	$42,813
Corporate	-	-
4P Therapeutics	9,267	9,267
Total	$34,177	$57,480

The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere.

	Three Months Ending
	April 30,
	2026	2025
Net Sales
United States	$433,399	$667,432
Outside the United States	-	-
Total	$433,399	$667,432

Property and equipment, not of accumulated depreciation	April 30, 2026	January 31, 2026
United States	$548,244	$567,255
Outside of the United States	-	-
Total	$548,244	$567,255

Assets
Corporate	$3,818,051	$4,437,703
Pocono Pharmaceuticals	1,825,258	1,820,731
4P Therapeutics	1,248,993	1,294,501
Total	$6,892,302	$7,547,935

10.	COMMITMENTS AND CONTINGENCIES

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

Kindeva Drug Delivery Agreement

On January 4, 2024, the Company signed a commercial development and clinical supply agreement for their lead product, Aversa Fentanyl, with Kindeva Drug Delivery, L.P. (“Kindeva”). Under this agreement, Kindeva will perform commercial manufacturing process development, manufacturing of clinical supplies for the human abuse liability clinical study, and development of chemistry, manufacturing and controls (CMC) information required by the FDA in support of a New Drug Application (“NDA”). As of April 30, 2026, the Company has incurred expenses of $5.2 million under this agreement. On February 4, 2025, the agreement was amended to reduce the hourly rate for the labor on the project in exchange for a milestone payment payable upon FDA approval. Under the amended Kindeva agreement, the remaining budget as of April 30, 2026, through NDA submission for the current workplan is $3.4 million. The amended agreement also includes a milestone payment of $3.0 million to be paid to Kindeva when the Company receives FDA approval.

Lease Agreement

On February 1, 2022, Pocono Pharmaceuticals entered into a lease agreement with Geometric Group, LLC for 12,000 square feet of warehouse space currently occupied by Active Intelligence. The monthly rental is $3,000 and the lease expired on January 31, 2025. The lease has been extended for an additional three years at the same monthly rental.

Sorrento Therapeutics, Inc. Agreement

On July 25, 2023, 4P Therapeutics assigned its claim under the bankruptcy proceedings from Sorrento Therapeutics Inc. and received proceeds of $106,528. The amount due under the claim was $118,675 and 4P Therapeutics recorded a reserve for bad debts of $118,675 during the year ended January 31, 2024. Under the agreement with the buyer of the claim, 4P Therapeutics will make proportional restitution and/or repayment of the purchase amount to the extent the claim is disallowed, reduced or not paid at the same time or distribution rate as other general unsecured claims against the Debtor are paid. The Company has recorded the amount of the proceeds as a secured loan payable to the factor as of April 30, 2026.

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

Termination Agreement

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

11.	SUBSEQUENT EVENTS

(a)	On June 1, 2026, the Company and TII Jet Services amended their credit line facility agreement in light of the expiration of the facility in the near future. The parties extended the $5 million credit line to June 30,2029. At this time, the Company has no outstanding drawn-down amounts under this facility.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended January 31, 2026, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

The Plan provides for an automatic annual increase to be added on February 1 of each year equal to the lesser of (i) 250,000 shares of Common Equity or (ii) five percent (5%) of the total shares of Common Stock outstanding on such date (including for this purpose any shares of Common Stock issuable upon conversion of any outstanding capital equity of the Company) or (iii) such lesser number as determined by the Board. In accordance with the Plan, on February 1, 2022, the Company reserved an additional 233,333 shares and on February 1, 2023, the Company reserved an additional 233,333 shares. On March 20, 2024, our Board of Directors adopted an amendment to the Plan increasing the number of shares of common stock subject to the Plan (as of March 20, 2024, 875,000 shares) to 1,400,000 shares (the “Amendment”). We submitted the Amendment to the Plan to our stockholders for adoption and approval at the 2025 Annual Meeting, and the Amendment was approved by a majority vote of our stockholders. As of June 15, 2026, with the February 1, 2026 automatic increase of shares available for issuance under the Plan, 336,102 shares remain available for issuance of options under the Plan.

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

Results of Operations

Three Months Ended April 30, 2026 and 2025

For the three months ending April 30, 2026, we generated revenue of $433,399 and our revenue costs were $236,598, resulting in a gross profit of $196,801. For the three months ending April 30, 2025, we generated revenue of $667,432 and our costs of revenue were $415,451, resulting in a gross profit of $251,981. Our revenue for the three months ending April 30, 2026, was derived from sales from our Pocono Pharmaceuticals segment and $-0- from contract research and development services from our 4P Therapeutics segment. The revenue from the Pocono Pharmaceuticals segment decreased from the prior year as one of the Company’s principal customers moved their operations to Asia. A decrease in demand is expected in the balance of the current year. There were no sales in our 4P Therapeutics segment in the current year due to a shift in focus and the main contract wound down in the prior year. The increase in gross margin is due primarily to higher margins in our sales mix.

For the three months ending April 30, 2026, our selling, general and administrative expenses were $1,203,891, primarily legal, accounting and compensation expenses compared to $982,052 for the three months ending April 30, 2025. The increase from 2025 is primarily attributable to increases in compensation-based expenses.

During the three months ending April 30, 2026, the Company incurred research and development expenses of its Aversa Fentanyl product of $247,261, primarily of salaries and development costs from Kindeva as compared to $683,426 for the three months ending April 30, 2025. The decrease is primarily attributable to a reduction in labor costs.

We incurred interest expenses of $5,008 for the three months ending April 30, 2026, as compared to $5,880 for the three months ending April 30, 2025.

Interest income for the three months ending April 30, 2026 was $17,403 as compared to $30,508 for the three months ending April 30, 2025. The decrease is primarily due to a decrease in cash used in the Company’s operations.

As a result of the foregoing, we sustained a net loss of $1,241,956 for the three months ending April 30, 2026, or ($0.10) per share (basic and diluted), compared with a loss of $1,388,869, or $(0.12) per share (basic and diluted) for the three months ending April 30, 2025.

 Liquidity and Capital Resources

As of April 30, 2026 we had $4,006,184 in cash and cash equivalents and working capital of $3,544,125, as compared with cash and cash equivalents of $4,574,857 and working capital of $4,204,437 as of January 31, 2026.

For the three months ending April 30, 2026, we used cash of $563,104 in our operations. The principal adjustments to our net loss of $1,241,956 were depreciation and amortization of $34,177, and the issuance of warrants for services in the amount of $552,458.

 For the three months ending April 30, 2026, no cash was provided from financing activities .

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Critical accounting policies remained relatively consistent from the year ended January 31, 2026.

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

ITEM 1A. RISK FACTORS

You should carefully consider the key risks described below together with all of the other information included in this report and our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 29, 2026, before making an investment decision with regard to our securities. The risks set forth below and in our Form 10-K are not the only risks facing us. Additional risks and uncertainties may exist that could also adversely affect our business, prospects or operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or a significant part of your investment.

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

There is further economic uncertainty concerning economic policies being pursued by the current administration in the United States that may affect the costs and timing of the process of bringing our products to market through approvals with the FDA.

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

NUTRIBAND INC.

June 11, 2026	By:	/s/ Gareth Sheridan
Gareth Sheridan, Chief Executive Officer
(Principal Executive Officer)

June 11, 2026
	By:	/s/ Gerald Goodman
Gerald Goodman, Chief Financial Officer
(Principal Financial Officer)