Form 10-Q
period 2026-07-31
NutriBand Inc.
filed 2026-09-04
CIK 1676047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, was 12,155,683 shares as of September 4, 2026.

NUTRIBAND INC.

i

NUTRIBAND INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the three and six months ended July 31, 2026 and 2025, are not necessarily indicative of the results for the entire fiscal year or for any other period.

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
	2026	2026
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,421,615	$4,574,857
Accounts receivable-net	23,592	118,404
Inventory-net	170,733	117,987
Prepaid expenses	203,443	177,470
Total Current Assets	3,819,383	4,988,718

PROPERTY & EQUIPMENT-net	530,085	567,255

OTHER ASSETS:
Goodwill	1,719,535	1,719,535
Operating lease right of use asset	54,000	72,000
Intangible assets-net	170,094	200,427

TOTAL ASSETS	$6,293,097	$7,547,935

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$644,518	$502,654
Deferred revenue	100,121	120,303
Operating lease liability-current portion	33,967	32,453
Notes payable-current portion	128,442	128,871
Total Current Liabilities	907,048	784,281

LONG-TERM LIABILITIES:
Note payable-net of current portion	25,099	35,861
Operating lease liability-net of current portion	32,211	48,305
Total Liabilities	964,358	868,447

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, -3,008,643 and -3,008,643 - issued and outstanding as of July 31, 2026 and January 31, 2026, respectively	3,009	3,009
Common stock, $.001 par value, 291,666,666 shares authorized, 12,174,883 and 12,174,883 shares issued at July 31, 2026 and January 31, 2026, respectively, 12,155,683 and 12,155,883 shares outstanding as of July 31, 2026 and January 31, 2026, respectively	12,156	12,156
Additional paid-in-capital	54,216,575	53,443,747
Accumulated other comprehensive loss	(304)	(304)
Treasury stock, 19,200 and 18,900 shares at cost, as of July 31, 2026 and January 31, 2026, respectively	(87,912)	(86,852)
Accumulated deficit	(48,814,785)	(46,692,268)
	5,328,739	6,679,488

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,293,097	$7,547,935

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2026	2025	2026	2025

Revenue	$437,514	$622,452	$870,913	$1,289,884

Costs and expenses:
Cost of revenues	255,640	465,571	492,238	881,022
Research and development	322,194	562,554	569,455	1,245,980
Selling, general and administrative	750,317	1,597,540	1,954,208	2,579,592
Total Costs and Expenses	1,328,151	2,625,665	3,015,901	4,706,594

Loss from operations	(890,637)	(2,003,213)	(2,144,988)	(3,416,710)

Other income (expense):
Interest income	14,950	8,649	32,353	39,157
Interest expense	(4,874)	(5,773)	(9,882)	(11,653)
Total other income (expense)	10,076	2,876	22,471	27,504

Loss before provision for income taxes	(880,561)	(2,000,337)	(2,122,517)	(3,389,206)

Provision for income taxes	-	-	-	-

Net loss	$(880,561)	$(2,000,337)	$(2,122,517)	$(3,389,206)

Preferred shares dividend	-	(21,814,166)	-	(21,814,166)

Net loss available to common stockholders - basic and diluted	$(880,561)	$(23,814,503)	$(2,122,517)	$(25,203,372)

Net loss per share attributable to common stockholders - basic and diluted	$(0.07)	$(2.12)	$(0.17)	$(2.26)

Weighted average common shares outstanding - basic and diluted	12,155,983	11,218,581	12,155,983	11,172,543

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

Six Months Ended July 31, 2026

		Common Stock		Preferred Stock		Additional	Accumulated Other
		Number of		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	shares	Amount	Capital	Income(Loss)	Deficit	Stock
Balance, February 1, 2026	$6,679,488	12,155,983	$12,156	3,008,643	$3,009	$53,443,747	$(304)	$(46,692,268)	$(86,852)

Warrants issued for services	552,458	-	-	-	-	552,458	-	-	-
									-
Options issued for services	220,370	-	-	-	-	220,370	-	-

Purchase of treasury stock	(1,060)	(300)	-	-	-	-	-	-	(1,060)

Net loss	(2,122,517)	-	-	-	-	-	-	(2,122,517)	-

Balance, July 31, 2026	$5,328,739	12,155,683	$12,156	3,008,643	$3,009	$54,216,575	$(304)	$(48,814,785)	$(87,912)

Six Months Ended July 31, 2025

		Common Stock		Preferred Stock		Additional	Accumulated Other
		Number of		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	shares	Amount	Capital	Income(Loss)	Deficit	Stock
Balance, February 1, 2025	$6,428,905	11,074,810	$11,075	-	$-	$45,029,317	$(304)	$(38,462,636)	$(148,547)

Treasury stock issued for services	104,400	13,500	14	-	-	42,691	-	-	61,695

Exercise of warrants	5,305,503	825,117	825	-	-	5,304,678	-	-	-

Exercise of employee stock options	44,206	20,055	20	-	-	44,186	-	-	-

Preferred shares issued as common stock dividend	-	-	-	3,008,643	3,009	(3,009)	-	-	-

Cashless exercise of warrants	-	82,501	82	-	-	(82)	-	-	-

Net loss	(3,389,206)	-	-	-	-	-	-	(3,389,206)	-
Balance, July 31, 2025	$8,493,808	12,015,983	$12,016	3,008,643	$3,009	$50,417,781	$(304)	$(41,851,842)	$(86,852)

Three Months Ended July 31, 2026

		Common Stock		Preferred Stock		Additional	Accumulated Other
		Number of		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	shares	Amount	Capital	Income(Loss)	Deficit	Stock
Balance, May 1, 2026	$5,989,990	12,155,983	$12,156	3,008,643	$3,009	$53,996,205	$(304)	$(47,934,224)	$(86,852)

Options issued for services	220,370	-	-	-	-	220,370	-	-	0

Purchase of treasury stock	(1,060)	(300)	-	-	-	-	-	-	(1,060)

Net loss	(880,561)	-	-	-	-	-	-	(880,561)	-

Balance, July 31, 2026	$5,328,739	12,155,683	$12,156	3,008,643	$3,009	$54,216,575	$(304)	$(48,814,785)	$(87,912)

Three Months Ended July 31, 2025

		Common Stock		Preferred Stock		Additional	Accumulated Other
		Number of		Number of		Paid In	Comprehensive	Accumulated	Treasury
	Total	shares	Amount	shares	Amount	Capital	Income(Loss)	Deficit	Stock
Balance, May 1, 2025	$5,103,386	11,130,271	$11,130	-	$-	$45,053,767	$(304)	$(39,851,505)	$(109,702)

Exercise of warrants	5,305,503	825,117	825	-	-	5,304,678	-	-	-

Exercise of employee stock options	44,206	20,055	20	-	-	44,186	-	-	-

Treasury stock issued for services	41,050	5,000	5	-	-	18,195	-	-	22,850

Preferred shares issued as common stock dividend	-			3,008,643	3,009	(3,009)	-	-	-

Cashless exercise of warrants	-	35,540	36	-	-	(36)	-	-	-

Net loss	(2,000,337)	-	-	-	-	-	-	(2,000,337)	-
Balance, July 31, 2025	$8,493,808	12,015,983	$12,016	3,008,643	$3,009	$50,417,781	$(304)	$(41,851,842)	$(86,852)

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	July 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,122,517)	$(3,389,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67,503	114,862
Operating lease expense	18,000	18,000
Loss on extinguishment of debt	-	-
Stock-based compensation-shares, options and warrants issued for services	772,828	104,400
Changes in operating assets and liabilities:
Accounts receivable	94,812	(86,957)
Prepaid expenses	(25,972)	(29,842)
Inventories	(52,746)	74,010
Deferred revenue	(20,182)	(136,461)
Operating lease liability	(21,692)	(13,158)
Accounts payable and accrued expenses	141,863	694,039
Net Cash Used In Operating Activities	(1,148,103)	(2,650,313)

Cash flows from investing activities:
Purchase of equipment	-	(5,324)
Net Cash Used in Investing Activities	-	(5,324)

Cash flows from financing activities:
Purchase of treasury stock	(1,060)	-
Proceeds from the exercise of employee stock options	-	44,206
Proceeds from sale of common stock and exercise of warrants	-	5,305,503
Payment on note payable	(4,079)	(10,690)
Net Cash Provided by Financing Activities	(5,139)	5,339,019

Net change in cash	(1,153,242)	2,683,382

Cash and cash equivalents - Beginning of period	4,574,857	4,311,719

Cash and cash equivalents - End of period	$3,421,615	$6,995,101

Supplementary information:

Cash paid for:
Interest	$1,250	$1,250

Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Cashless conversion of warrants	$-	$82

Measurement of operating lease right-of-use assets and liabilities	$-	$108,000

Debt settlement issued by the issuance of common stock and warrants	$-	$-

Preferred Shares issued as Common stock dividend	$-	$21,814,166

See notes to unaudited consolidated financial statements

NUTRIBAND INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

as of and for the Three and Six Months Ended July 31, 2026 and 2025

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

Unaudited Financial Statements

The consolidated balance sheet as of July 31, 2026, and the consolidated statements of operations, stockholders’ equity and cash flows for the periods presented have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) to prepare fairly the financial position, results of operations and cash flows for all periods presented have been made. The results for the three and six months ending July 31, 2026, are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with consolidated financial statements and footnotes therein included in Nutriband’s Annual Report on Form 10-K for the year ending January 31, 2026.

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

The Company’s significant accounting policies are in Note 2 in the Company’s Annual Report on Form 10-K for the year ending January 31, 2026. There were no significant changes to these accounting policies during the three and six months ending July 31, 2026.

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

As of July 31, 2026, the Company had cash and cash equivalents of $3,421,615 and working capital of $2,912,335. For the six months ended July 31, 2026, the Company incurred a net loss from operations of $2,144,988 and used cash flow from operations of $1,148,103. The Company has generated operating losses since its inception and has relied on sales of securities and the issuance of third-party and related-party debt to support cash flow from operations. The Company has used these proceeds to fund operations and will continue to use the funds as needed. In March 2023, the Company entered into a three-year $2,000,000 Credit Line Note facility with a related party, amended on July 13, 2023, to $5,000,000, which will permit the Company to draw down on the credit line to fund the Company’s research and development of its Aversa product. The note has been extended for an additional three years, as amended on June 1, 2026. On April 19, 2024, the Company received proceeds of $8,400,000 from equity financing with European investors. During the year ended January 31, 2026, the Company received proceeds of $5,425,709 from the exercise of warrants and employee stock options.

Management has prepared estimates for operations for the next twelve months and believes that sufficient funds will be generated from operations to fund its operations for one year from the date of the filing of these condensed consolidated financial statements, which indicates improved operations and the Company’s ability to continue operations as a going concern.

Management believes the substantial doubt about the ability of the Company to continue as a going concern is alleviated by the above assessment

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

Revenue Types

The following is a description of the Company’s revenue types, which include professional services and sales of goods:

●	Contract development and manufacturing services for consumer health transdermal, topical and tape products with revenues listed under sales of goods.

●	Product revenues derived from the sale of the Company’s consumer transdermal, topical and tape products with sales listed under sales of goods.

●	Contract research and development services for pharmaceutical and medical device life sciences customers with revenues listed under services.

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

All revenue recognized in the income statement is considered to be revenue from contracts with customers.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by type and by geographical location. See the tables:

	Six Months Ending		Three Months Ending
	July 31,		July 31,
	2026	2025	2026	2025
Revenue by type:
Sale of goods	$870,913	$1,282,354	$437,514	$614,922
Services	-	7,530		7,530
Total	$870,913	$1,289,884	$437,514	$622,452

	Six Months Ending		Three Months Ending
	July 31,		July 31,
	2026	2025	2026	2025
Revenue by geographic location:
United States	$870,913	$1,289,884	$437,514	$622,452
Foreign	-	-
	$870,913	$1,289,884	$437,514	$622,452

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition. Goodwill is reviewed for impairment annually on January 31, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with ASC 350. In connection with the Company’s acquisition of 4P Therapeutics LLC in 2018, the Company recorded Goodwill of $1,719,235. On August 31, 2020, in connection with the Company’s acquisition of Pocono Coated Products LLC and Active Intelligence LLC, the Company recorded Goodwill of $5,810,640. During the years ended January 31, 2026 and 2025, the Company recorded an impairment charge of $-0- and $3,302,478, respectively, reducing the Active Intelligence LLC Goodwill to $-0-. As of July 31, 2026 and January 31, 2026, Goodwill amounted to $1,719,535 and $1,719,535, respectively.

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

3.	PROPERTY AND EQUIPMENT

	July 31	January 31,
	2026	2026
Lab equipment	$144,585	$144,585
Machinery and equipment	1,389,756	1,389,756
Furniture and Fixtures	19,643	19,643
	$1,553,984	$1,553,984

Less: Accumulated depreciation	(1,023,899)	(986,729)
Net Property and Equipment	$530,085	$567,255

Depreciation expenses amounted to $37,170 and $84,530 for the six months ended July 31, 2026, and 2025, respectively. During the six months ended July 31, 2026, and 2025, depreciation expenses of $29,735 and $67,624, respectively, have been allocated to the cost of goods sold.

4.	NOTES PAYABLE

Notes Payable

Active Intelligence, entered into an agreement with the Carolina Small Business Development Fund for a line of credit of $160,000 due October 16, 2028, with interest of 5% per year. The amount assumed was $139,184. The loan requires monthly payments of principal and interest of $1,697. During the six months ended July 31, 2026, the Company made $8,808 of principal payments. As of July 31, 2026, the amount due was $43,370, of which $18,271 is current. As of January 31, 2026, the amount due was $52,178.

On April 3, 2022, the Company entered into a retail installment agreement for the purchase of an automobile. The contract price was $32,274, of which $22,795 was financed. The agreement is for five years bearing interest at 2.95% per annum with payments of $410 per month. The loan is secured by automobile. As of July 31, 2026, the amount due was $3,643, all of which is current. As of January 31, 2026, the amount due was $6,026.

Note payable-related party.

On July 17, 2023, the Company entered an amended Credit Line Note agreement, for an increased $5,000,000 credit line facility to the Company entered on March 17, 2023. Outstanding advances under the Note bears interest at 7% per annum. The promissory note is due and payable in full on March 19, 2029, as amended on June 1, 2026. Interest is payable annually on December 31 of each year during the term of the note. The Company received advances of $300,000 during the nine months ended October 31, 2024. On May 15, 2024, the Company agreed to convert the $300,000 debt. The conversion was made pursuant to the terms of a Conversion Agreement, which provided the conversion of $300,000 of principal and $4,922 of accrued interest. The Company issued 76,230 shares of common stock and 152,460 warrants exercisable at $6.43 per share, resulting in a $368,036 loss on extinguishment. As of July 31, 2026 and January 31, 2026, the balance due was $-0- and $-0-, respectively. The Company recorded interest expense of $-0- and $-0- for the six months ended July 31, 2026, and 2025, respectively.

Secured borrowing liability.

On July 19, 2023, the Company entered into an accounts receivable sale agreement for one of its subsidiaries in connection with a bankruptcy claim. The Company received $106,528 and recorded the transaction as a secured loan payable against the account receivable. The sale of the account receivable balance was to an outside third party, whereby if the bankruptcy court does not pay the balance in full, the Company will owe back the unpaid portion. The loan is classified as a current liability as the Company expects the bankruptcy will be resolved in the next twelve months. The loan bears interest at 10%. For the six months ended July 31, 2026, and 2025, the Company recorded an interest expense of $5,814 and $5,814, respectively.

Interest expenses for the six months ended July 31, 2026, and 2025, were $9,882 and $11,653, respectively.

5.	INTANGIBLE ASSETS

As of July 31, 2026 and January 31, 2026, intangible assets consisted of intellectual property and trademarks, customer base, and license agreement, net of amortization, as follows:

	July 31,	January 31,
	2026	2026
Customer base	$214,640	$214,640
Intellectual property and trademarks	623,822	623,822
Total	838,462	838,462

Less: Accumulated amortization	(668,368)	(638,035)
Net Intangible Assets	$170,094	$200,427

Amortization expenses for the six months ended July 31, 2026 and 2025 amounted to $30,333 and $30,382, respectively. There was no impairment charges during the six months ended July 31, 2026.

Total
Year Ended January 31,
2027	$30,333
2028	60,666
2029	41,736
2030	23,596
2031	13,763

$170,094

6.	RELATED PARTY TRANSACTIONS

Activity during the six months ended July 31, 2026

a)	During the six months ended July 31, 2026, a director of the Company and a related party were issued warrants to purchase 206,080 shares of common stock at an exercise price of $3.73 per share.

b)	During the six months ending July 31, 2026, 210,000 options to purchase shares of the Company’s common stock were issued to executive officers and employees at prices of $2.98- $3.98 per share. The options vest immediately and expire three years from the date of issuance.

Activity during the six months ended July 31, 2025

a)	During the six months ended July 31, 2025, a director of the Company and a related party exercised warrants and were issued 311,041 and 160,000 shares of common stock, respectively.

7.	STOCKHOLDERS’ EQUITY

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

Activity during the Six Months Ended July 31, 2026

(a)	As of July 31, 2026, the Company held 19,200 shares of treasury stock. During the six months ended July 31, 2026, the Company purchased 300 shares of the Company’s common stock.

Activity during the Six Months Ended July 31, 2025

(a)	As of July 31, 2025, the Company held 18,900 shares of treasury stock. During the six months ended July 31, 2005, 8,500 shares of treasury stock held by the Company were issued to employees for services rendered. The Company recorded an expense of $65,410 during the six months ending July 31, 2025, in connection with the transactions.

(b)	On February 8, 2025, the Company entered into an agreement with a consultant to provide consulting services to the Company’s Board of Directors. The Company issued 5,000 shares of the Company’s common stock to the consultant, valued at $39,050 and expensed during the three months ending April 30, 2025. The shares were issued from the treasury shares held by the Company. The term of the agreement is for twelve months.

(c)	In February 2025, the Company’s outside counsel exercised 58,433 warrants as a cashless conversion and the Company issued 46,961 shares of common stock.

(d)	In July 2025, third parties exercised 98,560 warrants as a cashless conversion, and the Company issued 35,540 shares of common stock.

(e)	In July 2025, two employees exercised employee stock options. The Company received proceeds of $44,206 and issued 20,055 shares of common stock.

(f)	In July 2025, the Company received $303,477 from the exercise of public warrants and the Company issued 47,076 shares of common stock.

(g)	In July 2025, the Company received proceeds of $5,002,026 from the exercise of warrants and the Company issued 778,041 shares of common stock.

8.	OPTIONS and WARRANTS

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

In March 2026, the Company issued 340,393 warrants to investors for services rendered, including a director and a related party of the Company. The warrants are exercisable at a price of $3.73 per share and expire three years from the date of issuance. The Company recorded a non-cash expense of $552,458 during the six months ended July 31, 2026.

The Company used the Black Scholes valuation model to record fair value of the warrants issued during the six months ending July 31, 2026. The valuation model used a dividend rate of 0%; expected terms of 2.5 years: volatility rates of 90%; and risk-free rate of 3.7%.

The following table summarizes the changes in the outstanding warrants and the related price of the shares of the common stock issued to non-employees of the Company during the years ended January 31, 2026 and 2025.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2025	5,546,973	$6.37	3.68 years	$-

Granted	340,393	6.00	4.72 years	-

Expired/Cancelled	-	-	-	-

Exercised	(982,010)	6.16	-	-

Outstanding, January 31, 2026	4,905,356	5.88	3.68 years	-

Granted	340,393	3.73	2.72 years	-

Expired/Cancelled	-	-	-	-

Exercised	-	-	-	-

Outstanding- July 31, 2026	5,245,749	$6.22	2.34 years	$-

Exercisable - July 31, 2026	5,245,749	$6.22	2.34 years	$-

The following table summarizes additional information relating to the warrants outstanding as of July 31, 2026:

Range of Exercise	Number	Remaining Contractual	Exercise Price for Shares	Number	Exercise Price for Shares	Intrinsic
Prices	Outstanding	Life(Years)	Outstanding	Exercisable	Exercisable	Value

$3.73	340,393	2.62	$3.73	340,393	$3.73	$-
$4.00	30,000	1.60	$4.00	30,000	$4.00	$-
$6.00	340,393	4.12	$6.00	340,393	$6.00	$-
$6.43	4,509,963	2.20	$6.43	4,509,963	$6.43	$-
$7.50	25,000	1.27	$7.50	25,000	$7.50	$-
	5,245,749	2.34	$6.22	5,245,749	$6.22	$-

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

During the six months ending July 31, 2026, 210,000 options to purchase shares of the Company’s common stock were issued to executive officers and employees at prices of $2.98- $3.28 per share. The options vest immediately and expire three years from the date of issuance. The fair value of the options issued amounted to $220,370 and were recorded during the six months ending July 31, 2026. The Company used the Black Scholes valuation model to record the fair value. The valuation model used a dividend rate of 0%; expected term of 1.5 years; volatility rate of 71.35%; and a risk-free rate of 4.36%.

The following table summarizes the changes in outstanding options and the related price of the shares of the Company’s common stock issued to employees of the Company. See Note 7 for the issuance of related party options.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 31, 2025	1,373,668	$3.23	1.90 years

Granted	454,834	6.35	1.90 years	-

Expired/Cancelled	(234,584)	-	-

Exercised	(160,055)	1.46	-

Outstanding, January 31, 2026	1,433,863	3.23	1.90 years

Granted	210,000	3.05	1.40 years

Expired/Cancelled	(30,000)	-	-

Exercised	-	-	-

Outstanding- July 31, 2026	1,613,863	$4.38	1.02 years	$376,889

Exercisable - July 31, 2026	1,613,863	$4.38	1.02 years	$376,889

The following table summarizes additional information relating to the options outstanding as of July 31, 2026.

			Weighted Average		Weighted Average
Range of Exercise	Number	Weighted Average	Exercise Price for Shares	Number	Exercise Price for Shares	Intrinsic
Prices	Outstanding	Life(Years)	Outstanding	Exercisable	Exercisable	Value

$1.93	206,945	0.24	$1.93	206,945	$1.93	$190,389
$2.12	70,000	0.24	$2.12	70,000	$2.12	$51,100
$2.37	182,500	0.63	$2.37	182,500	$2.37	$87,600
$2.61	170,000	0.63	$2.61	170,000	$2.61	$40,800
$2.65	20,000	0.13	$2.65	20,000	$2.65	$4,000
$2.75	30,000	0.51	$2.75	30,000	$2.75	$3,000
$2.98	160,000	2.98	$2.98	160,000	$2.98	$-
$3.28	50,000	2.98	$3.28	50,000	$3.28	$-
$5.47	45,667	2.50	$5.47	45,667	$5.47	$-
$5.99	30,000	0.92	$5.99	30,000	$5.99	$-
$6.22	260,833	2.06	$6.22	260,833	$6.22	$-
$6.84	108,334	2.06	$6.84	108,334	$6.84	$-
$6.85	40,000	2.04	$6.85	40,000	$6.85	$-
$7.34	180,918	1.48	$7.34	180,918	$7.34	$-
$8.07	58,666	1.48	$8.07	58,666	$8.07	$-

	1,613,863	1.02	$3.98	1,613,863	$3.98	$376,889

9.	SEGMENT REPORTING

We organize and manage our business by the following two segments which meet the definition of reportable segments under ASC280-10, Segment Reporting: Sales of Goods and Services. These segments are based on the customer type of products or services provided and are the same as our business units. Separate financial information is available and regularly reviewed by our chief operating - decision maker, who is our chief executive officer, in making resource allocation decisions for our segments. Our chief officer decision maker evaluates segment performance to the GAAP measure of gross profit.

	Six Months Ending		Three Months Ending
	July 31,		July 31,
	2026	2025	2026	2025

Net Sales
Pocono Pharmaceuticals	$870,913	$1,289,884	$437,914	$622,452
4P Therapeutics	-	-	-	-
	870,913	1,289,884	437,914	622,452
Gross Profit
Pocono Pharmaceuticals	378,675	408,862	182,874	156,881
4P Therapeutics	-	-	-	-
	378,675	408,862	182,874	156,881
Operating Expense
Selling, general and administrative - Pocono
Pharmaceuticals	316,600	151,528	159,812	159,822
Selling, general and administrative - 4P Therapeutics	39,843	19,999	42,474	32,628
Selling, general and administrative - Corporate	1,597,765	810,525	548,031	1,405,090
Goodwill and intangible impairment	-	-	-	-
Research and development - 4P Therapeutics	569,455	683,426	331,226	562,554
Total	2,523,663	1,665,478	1,081,543	2,160,094

Depreciation and Amortization
Pocono Pharmaceuticals	$48,968	$96,237	$24,058	$48,114
Corporate	-	-	-	-
4P Therapeutics	18,535	18,535	9,268	9,268
	$67,503	$114,772	$33,326	$57,382

The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere.

	Six Months Ending		Three Months Ending
	July 31,		July 31,
	2026	2025	2026	2025

Net Sales
United States	$870,913	$1,282,354	$437,514	$614,922
Outside the United States	-	7,530	-	7,530
	$870,913	$1,289,884	$437,514	$622,452

	July 31, 2026	January 31, 2026
Property and equipment, not of accumulated depreciation
United States	$530,085	$567,255
Outside the United States	-	-
	$530,085	$567,255

10.	COMMITMENTS AND CONTINGENCIES

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

Kindeva Drug Delivery Agreement

On January 4, 2024, the Company signed a commercial development and clinical supply agreement for their lead product, Aversa Fentanyl, with Kindeva Drug Delivery, L.P. (“Kindeva”). Under this agreement, Kindeva will perform commercial manufacturing process development, manufacturing of clinical supplies for the human abuse liability clinical study, and development of chemistry, manufacturing and controls (CMC) information required by the FDA in support of a New Drug Application (“NDA”). As of July 31, 2026, the Company has incurred expenses of $5.2 million under this agreement. The Company expects approximately $3.2 million to complete the development. On February 4, 2025, the agreement was amended to reduce the hourly rate for the labor on the project in exchange for a milestone payment payable upon FDA approval. Under the amended agreement, the remaining budget as of July 31, 2026, through NDA submission for the current workplan was reduced to $3.2 million. The amended agreement also includes a milestone payment of $3.0 million to be paid to Kindeva when the Company receives FDA approval.

Lease Agreement

On February 1, 2022, Pocono Pharmaceuticals entered into a lease agreement with Geometric Group, LLC for 12,000 square feet of warehouse space currently occupied by Active Intelligence. The monthly rental is $3,000 and the lease expired on January 31, 2025. The lease has been extended for an additional three years at the same monthly rental.

Sorrento Therapeutics, Inc. Agreement

On July 25, 2023, 4P Therapeutics assigned its claim under the bankruptcy proceedings from Sorrento Therapeutics Inc. and received proceeds of $106,528. The amount due under the claim was $118,675 and 4P Therapeutics recorded a reserve for bad debts of $118,675 during the year ended January 31, 2024. Under the agreement with the buyer of the claim, 4P Therapeutics will make proportional restitution and/or repayment of the purchase amount to the extent the claim is disallowed, reduced or not paid at the same time or distribution rate as other general unsecured claims against the Debtor are paid. The Company has recorded the amount of the proceeds as a secured loan payable to the factor as of July 31, 2026.

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

The Plan provides for an automatic annual increase to be added on February 1 of each year equal to the lesser of (i) 250,000 shares of Common Equity or (ii) five percent (5%) of the total shares of Common Stock outstanding on such date (including for this purpose any shares of Common Stock issuable upon conversion of any outstanding capital equity of the Company) or (iii) such lesser number as determined by the Board. In accordance with the Plan, on February 1, 2022, the Company reserved an additional 233,333 shares and on February 1, 2023, the Company reserved an additional 233,333 shares. On March 20, 2024, our Board of Directors adopted an amendment to the Plan increasing the number of shares of common stock subject to the Plan (as of March 20, 2024, 875,000 shares) to 1,400,000 shares (the “Amendment”). We submitted the Amendment to the Plan to our stockholders for adoption and approval at the 2025 Annual Meeting, and the Amendment was approved by a majority vote of our stockholders. As of September 1, 2026, with the February 1, 2026 automatic increase of shares available for issuance under the Plan, 126,102 shares remain available for issuance of options under the Plan.

On August 5, 2025, the Company issued a preferred stock dividend of its Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to its shareholders of record July 25, 2025. Each share of Series A Preferred Stock has the par value of $0.001 per share and is convertible at the option of the holder into one share of Common Stock following the date of the approval for commercial sale by the Federal Drug Administration of the Company’s transdermal pharmaceutical products that are based on the Company’s AVERSA™ abuse deterrent technology. The holders of Series A Preferred Stock that do not convert their shares shall be eligible for dividends as declared by the Board of Directors for those holders, and the Series A Preferred is also eligible for dividends declared by the Board of Directors on the class of common stock. In the preferred stock dividend, 3,008,643 shares of the Series A Preferred Stock (including shares of common stock issued to stockholders exercising warrants following the distribution of the dividend) were issued to our stockholders. The fair value of the dividend was $21,814,166.

Results of Operations

Three Months Ended July 31, 2026 and 2025

For the three months ending July 31, 2026, we generated revenue of $437,514, and our revenue costs were $255,640, resulting in a gross profit of $182,874. For the three months ending July 31, 2025, we generated revenue of $622,452 and our costs of revenue were $465,571, resulting in a gross profit of $156,881. Our revenue for the three months ending July 31, 2026, was derived from sales from our Pocono Pharmaceuticals segment and $-0- from contract research and development services from our 4P Therapeutics segment. The revenue from the Pocono Pharmaceuticals segment decreased from the prior year as one of Company’s principal customers moved its operations to Asia. A decrease in demand is expected in the balance of the current year. There were no sales in our 4P Therapeutics segment in the current year due to a shift in focus and the main contract wound down in the prior year. The increase in gross margin is due primarily to higher margins in our sales mix.

For the three months ending July 31, 2026, our selling, general and administrative expenses were $750,317, primarily legal, accounting and compensation expenses compared to $1,597,540 for the three months ending July 31, 2025. The decrease from 2025 is primarily attributable to decreases in compensation-based expenses.

During the three months ending July 31, 2026, the Company incurred research and development expenses of its Aversa Fentanyl product of $322,194, primarily of salaries and development costs from Kindeva as compared to $562,554 for the three months ending July 31, 2025. The decrease is primarily attributable to a reduction in labor costs.

We incurred interest expenses of $4,874 for the three months ending July 31, 2026, as compared to $5,773 for the three months ending July 31, 2025.

Interest income for the three months ending July 31, 2026 was $14,950 as compared to $8,649 for the three months ending July 31, 2025. The increase is primarily due to a decrease in cash used in the Company’s operations.

During the three months ending July 31, 2025, the Company declared a Preferred stock dividend in the amount of $21,814,166.

As a result of the foregoing, we sustained a net loss of $880,561 for the three months ending July 31, 2026, or ($0.07) per share (basic and diluted) compared with a loss of $23,814,166 available to common shareholders or ($2.12) per share (basic and diluted), for the three months ending July 31, 2025.

Six Months Ended July 31, 2026 and 2025

For the six months ending July 31, 2026, we generated revenue of $870,913 and our revenue costs were $492,238, resulting in a gross profit of $378,675. For the six months ending July 31, 2025, we generated revenue of $1,289,884 and our costs of revenue were $881,022, resulting in a gross profit of $408,862. Our revenue for the six months ending July 31, 2026, was derived from our Pocono Pharmaceuticals segment and $-0- from contract research and development services from our 4P Therapeutics segment. For the comparable period in 2025, sales from our Pocono Pharmaceuticals segment was $1,289,884 and $-0- from contract research and development services from our 4P Therapeutics segment. The revenue from the Pocono Pharmaceuticals segment decreased from the prior year as one of the Company’s principal customers moved its operations to Asia. There were no sales in our 4P Therapeutics segment in the current year due to a shift in focus and the main contract wound down in the prior year. The increase in gross margin is due primarily to higher margins in our sales mix.

For the six months ending July 31, 2026, our selling, general and administrative expenses were $1,954,208, primarily legal, accounting and compensation expenses compared to $2,579,592 for the six months ending July 31, 2025. The decrease from 2025 is primarily attributable to decreases equity-based expenses.

During the six months ending July 31, 2026, the Company incurred research and development expenses of its Aversa Fentanyl product of $569,455, primarily of salaries and increases in development costs from Kindeva as compared to $1,245,980 for the six months ending July 31, 2025. The decrease is primarily attributable to a reduction in labor costs.

We incurred interest expenses of $9,882 for the six months ending July 31, 2026, as compared to $11,653 for the six months ending July 31, 2025.

Interest income for the six months ending July 31, 2026 was $32,353 as compared to $39,157 for the six months ending July 31, 2025. The decrease is primarily due to cash used in the Company development operations.

During the six months ended July 31, 2025, the Company declared a Preferred stock dividend in the amount of $21,814,166.

As a result of the foregoing, we sustained a net loss of $2,122,517 for the six months ending July 31, 2026, or $(0.17) per share (basic and diluted), compared with a loss of $3,389,206, exclusive of the net loss available to common shareholders of $25,203,372 or $(2.26) per share (basic and diluted) for the six months ending July 31, 2025 after the preferred stock dividend.

Liquidity and Capital Resources

As of July 31, 2026 we had $3,421,615 in cash and cash equivalents and working capital of $2,912,335, as compared with cash and cash equivalents of $4,574,857 and working capital of $4,204,437 as of January 31, 2026.

For the six months ending July 31, 2026, we used cash of $1,148,103 in our operations. The principal adjustments to our net loss of $2,122,517 were depreciation and amortization of $67,503, and the issuance of warrants and options for services in the amount of $772,828.

For the six months ending July 31, 2026, no cash was provided from financing activities.

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

NUTRIBAND INC.

September 4, 2026	By:	/s/ Gareth Sheridan
Gareth Sheridan, Chief Executive Officer
(Principal Executive Officer)

September 4, 2026	By:	/s/ Gerald Goodman
Gerald Goodman, Chief Financial Officer
(Principal Financial Officer)